Form 10-K
period 2019-12-31
OMNICOM GROUP INC.
filed 2020-02-11
CIK 29989

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
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
____________________________________________________________
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2019 was $17,607,625,000. As of January 30, 2020, there were 216,867,679 shares of Omnicom Group Inc. Common Stock outstanding.
Portions of the Omnicom Group Inc. Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 19, 2020 are incorporated by reference into Part III of this report to the extent described herein.

OMNICOM GROUP INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

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

ii

PART I
Introduction
This report is our 2019 annual report to shareholders and our 2019 Annual Report on Form 10-K, or 2019 10-K.
Omnicom Group Inc., a New York corporation formed in 1986, through its branded networks and agencies provides advertising, marketing and corporate communications services to over 5,000 clients in more than 100 countries. The terms “Omnicom,” “the Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and its subsidiaries unless the context indicates otherwise.
Item 1. Business
Our Business
Omnicom is a strategic holding company providing advertising, marketing and corporate communications services to clients through our branded networks and agencies around the world. We operate in a highly competitive industry and compete against other global, national and regional advertising and marketing services companies, as well as technology, social media and professional services companies. The proliferation of media channels, including the rapid development and integration of interactive technologies and mediums, has fragmented consumer audiences targeted by our clients. These developments make it more complex for marketers to reach their target audiences in a cost-effective way, causing them to turn to global service providers such as Omnicom for a customized mix of advertising and marketing services designed to optimize their total marketing expenditure.
On a global, pan-regional and local basis, our networks and agencies provide a comprehensive range of services in the following fundamental disciplines: advertising, customer relationship management, or CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare. Advertising includes creative services, as well as strategic media planning and buying and data analytics services. CRM Consumer Experience includes Omnicom’s Precision Marketing Group and digital/direct agencies, as well as our branding, shopper marketing and experiential marketing agencies. CRM Execution & Support includes field marketing, sales support, merchandising and point of sale, as well as other specialized marketing and custom communications services. Public relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes advertising and media services to global healthcare clients. Our business model was built and continues to evolve around our clients. Our fundamental business principle is that our clients’ specific marketing requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. We use our client-centric approach to grow our business by expanding our service offerings to existing clients, moving into new markets and obtaining new clients. In addition to collaborating through our client service models, our agencies and networks collaborate across internally developed technology platforms. Annalect, our proprietary data and analytics platform, serves as the strategic resource for all of our agencies and networks to share when developing client service strategies across our virtual networks. Omni, our people-based precision marketing and insights platform, identifies and defines personalized consumer experiences at scale across creative, media and CRM, as well as other disciplines.
Driven by our clients’ continuous demand for more effective and efficient marketing activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. Our service offerings include:

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
sports and event marketing
Certain business trends have positively impacted our business and industry. These trends include clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms. As clients increase their demands for marketing effectiveness and efficiency, they continue to consolidate their business within one or a small number of service providers in the pursuit of a single engagement covering all consumer touch points. We have structured our business around these trends. We believe that our key client matrix organization structure approach to collaboration and integration of our services and solutions provides a competitive advantage to our business in the past and we expect this to continue over the medium and long term. Our key client matrix organization structure facilitates superior client management and allows for greater integration of the services required by the world’s largest brands. Our over-arching strategy is to continue to use our virtual client networks to grow our business relationships with our largest clients by serving them across our networks, disciplines and geographies.
The various components of our business, including revenue by discipline and geographic area, and material factors that affected us in 2019 are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, of this report. None of our acquisitions or dispositions, individually or in the aggregate, was material to our results of operations or financial position in the three years ended December 31, 2019. For information about our acquisitions, see Note 5 to the consolidated financial statements.
Our Clients
Our clients operate in virtually every sector of the global economy. In many cases, multiple agencies or networks serve different brand, product groups or both within the same client. For example, in 2019 our largest client represented 3.0% of revenue and was served by more than 210 of our agencies and our 100 largest clients, which represent many of the world's major marketers, represented approximately 51% of revenue and were each served, on average, by more than 60 of our agencies.
Our Employees
At December 31, 2019, we employed approximately 70,000 people worldwide. The skill sets of our workforce across our agencies and within each discipline are similar. Common to all is the ability to understand a client’s brand or product and its selling proposition and to develop a unique message to communicate the value of the brand or product to the client’s target audience, whether through traditional channels or emerging digital platforms. Recognizing the importance of this core competency, we have established tailored training and education programs for our client service professionals around this competency. See the MD&A for a discussion of the effect of salary and related costs on our results of operations.
Information About Our Executive Officers
At January 30, 2020, our executive officers were:

Name	Position	Age
John D. Wren	Chairman of the Board and Chief Executive Officer	67
Philip J. Angelastro	Executive Vice President and Chief Financial Officer	55
Michael J. O’Brien	Senior Vice President, General Counsel and Secretary	58
Andrew L. Castellaneta	Senior Vice President, Chief Accounting Officer	61
Peter L. Swiecicki	Senior Vice President, Finance and Controller	61
Rochelle M. Tarlowe	Senior Vice President and Treasurer	49
Jonathan B. Nelson	CEO, Omnicom Digital	52
Each executive officer has held their present position for at least five years, except Mr. Wren was named Chairman of the Board and Chief Executive Officer in May 2018 and previously served as President and Chief Executive Officer from 1997 to May 2018; and Ms. Tarlowe was named Senior Vice President and Treasurer in May 2019 and previously served as Senior Vice President and Treasurer of Avis Budget Group from 2007 until April 2019. Additional information about our directors and executive officers will appear in our definitive proxy statement, which is expected to be filed with the United States Securities and Exchange Commission, or SEC, by April 9, 2020.

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
In 2019, our 100 largest clients represented approximately 51% of our revenue. Clients generally are able to reduce or cancel current or future spending on advertising, marketing and corporate communications projects at any time on short notice for any reason. A significant reduction in spending on our services by our largest clients, or the loss of several of our largest clients, if not replaced by new clients or an increase in business from existing clients, would adversely affect our revenue and could have a material adverse effect on our business, results of operations and financial position.
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
In 2019, our international operations represented approximately 46% of our revenue. We operate in all major international markets including the Euro Zone, the United Kingdom, or the U.K., Australia, Brazil, Canada, China and Japan. Our agencies transact business in more than 50 different currencies. Substantially all of our foreign operations transact business in their local currency and accordingly, their financial statements are translated into U.S. Dollars. As a result, both adverse and beneficial fluctuations in foreign exchange rates impact our business, results of operations and financial position. In addition, funds transferred to the United States can be adversely or beneficially impacted by changes in foreign currency exchange rates.
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
We have substantial operations in the U.K. and the Euro Zone. On January 31, 2020, the U.K. withdrew from the European Union, or E.U. (commonly referred to as “Brexit”). Following its withdrawal, the U.K. will enter negotiations with the E.U. regarding trade and other relationships during a transition period until December 31, 2020. The uncertainties related to the effects of Brexit have cross-border operational, financial and tax implications, among others, and any economic volatility that may arise in the U.K., the E.U. or elsewhere may adversely affect our business.
We may be unsuccessful in evaluating material risks involved in completed and future acquisitions.
We regularly evaluate potential acquisitions of businesses that are complementary to our businesses and client needs. As part of the process, we conduct business, legal and financial due diligence to identify and evaluate material risks involved in any particular transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks. As a result, the intended advantages of any given acquisition may not be realized. If we fail to identify certain material risks from one or more acquisitions, our business, results of operations and financial position could be adversely affected.
Our goodwill is an intangible asset that may become impaired, which could have a material adverse effect on our business, results of operations and financial position.
In accordance with generally accepted accounting principles in the United States, or U.S. GAAP or GAAP, we have recorded a significant amount of goodwill related to our acquisitions; a substantial portion of which represents the intangible specialized know-how of the acquired workforce. As discussed in Note 2 to the consolidated financial statements, we review the carrying value of goodwill for impairment annually at June 30 and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in the financial statements included in this report, that our goodwill is not impaired, future events could cause us to conclude that the intangible asset values associated with a given operation may become impaired. Any resulting non-cash impairment charge could have a material adverse effect on our business, results of operations and financial position.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We conduct business and maintain offices throughout the world. The facility requirements of our businesses are similar across geographic regions and disciplines. Substantially all our office space is leased under operating leases with varying expiration dates. Lease obligations of our foreign operations are generally denominated in their local currency. We believe that our facilities are adequate for our current operations and are well maintained. Our principal corporate offices are located at 437 Madison Avenue, New York, New York; 1055 Washington Boulevard, Stamford, Connecticut and 525 Okeechobee Boulevard, West Palm Beach, Florida. We also maintain executive offices in London, England; Shanghai, China and Singapore.
See Notes 2 and 16 to the consolidated financial statements for a description of our operating lease expense, which comprises a significant component of our occupancy and other costs, and our operating lease commitments.
Item 3. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not expect that these proceedings will have a material adverse effect on our results of operations or financial position.

Item 4. Mine Safety Disclosures
Not Applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed and traded on the New York Stock Exchange under the symbol OMC. As of January 30, 2020, there were 1,953 registered holders of our common stock.
Common stock repurchases during the three months ended December 31, 2019 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	57,818	$76.87	—	—
November 1, 2019 - November 30, 2019	—	—	—	—
December 1, 2019 - December 31, 2019	748,727	80.92	—	—
	806,545	$80.63	—	—
During the three months ended December 31, 2019, we purchased 740,556 shares of our common stock in the open market for general corporate purposes and withheld 65,989 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards and stock option exercises. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date. There were no unregistered sales of equity securities during the three months ended December 31, 2019.
For information on securities authorized for issuance under our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which relevant information will be included in our definitive proxy statement, which is expected to be filed with the SEC by April 9, 2020.
Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and related notes that begin on page F-1 of this report, as well as the MD&A.

Year ended December 31, (in millions, except per share amounts):	2019	2018	2017	2016	2015
Revenue	$14,953.7	$15,290.2	$15,273.6	$15,416.9	$15,134.4
Operating Profit	2,122.3	2,133.5	2,083.8	2,030.5	1,920.1
Net Income - Omnicom Group Inc.	1,339.1	1,326.4	1,088.4	1,148.6	1,093.9
Net Income Per Common Share - Omnicom Group Inc.:
Basic	6.09	5.85	4.68	4.80	4.43
Diluted	6.06	5.83	4.65	4.78	4.41
Dividends Declared Per Common Share	2.60	2.40	2.25	2.15	2.00

December 31, (in millions):	2019	2018	2017	2016	2015
Cash and cash equivalents and short-term investments	$4,309.3	$3,657.9	$3,796.4	$3,022.8	$2,619.7
Total assets	26,783.4	24,617.0	24,931.2	23,165.4	22,110.7
Long-term debt, including current portion	5,134.3	4,883.7	4,912.9	4,920.6	4,565.6
Long-term liability - operating leases	1,274.7	—	—	—	—
Long-term liabilities	1,006.8	1,197.8	1,091.2	892.3	800.5
Total shareholders’ equity	2,853.9	2,547.1	2,615.1	2,162.0	2,452.4
On January 1, 2019, we adopted FASB Accounting Standards Codification, or ASC, Topic 842 Leases, or ASC 842, which required the recognition of the right-of-use, or ROU, assets and related lease liabilities on the balance sheet. The adoption of ASC 842 had a substantial impact on total assets and liabilities, but had no impact on our results of operations, cash flows or equity.
On January 1, 2018, we adopted ASC Topic 606 Revenue from Contracts with Customers, or ASC 606. The adoption of ASC 606 reduced revenue and operating profit in 2018 by $146.1 million and $6.6 million, respectively.
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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. In 2019, our largest client represented 3.0% of revenue and our 100 largest clients, which represent many of the world's major marketers, represented approximately 51% of revenue. Our clients operate in virtually every sector of the global economy with no one industry representing more than 14% of our revenue in 2019. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, in 2019, revenue decreased $336.5 million, or 2.2%, compared to 2018. Changes in foreign exchange rates reduced revenue $315.9 million, or 2.1%, acquisition revenue, net of disposition revenue, reduced revenue $445.1 million, or 2.9%, reflecting the disposition of certain non-strategic businesses, and organic growth increased revenue $424.5 million, or 2.8%.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter. Additionally, certain global events targeted by major marketers for advertising expenditures, such as the FIFA World Cup and the Olympics, and certain national events, such as the U.S. election process, may affect our revenue period-over-period in certain businesses. Typically, these events do not have a material impact on our revenue in any period. In 2019, improved organic growth in our advertising and media, CRM Consumer Experience and healthcare businesses in North America was partially offset by negative performance and divestitures primarily in our CRM Execution & Support disciplines. In Europe, while mixed by market and discipline, modest organic growth primarily driven by our advertising and media businesses was offset by the disposition of Sellbytel, our European-based outsourced sales, service and support company, in the third quarter of 2018, the negative impact of changes in foreign exchange rates and negative performance in our CRM Consumer Experience businesses. The economic and political conditions in the E.U., including the effects of Brexit, remain uncertain and could negatively impact our businesses in the region. In Latin America, continued unstable economic and political conditions in Brazil contributed to our weak performance in the region, and the negative impacts of foreign currency exchange rates and disposition activity combined to offset modest organic growth in other countries in the region, including Chile and Mexico. In Asia-Pacific, organic growth in most countries was offset by the negative impact of changes in foreign exchange rates and negative performance in China, which faced a difficult comparison due to strong organic growth in 2018. Given the recent events in China and the related precautions being taken to reduce the risk of a contagion, we are uncertain of the impact these events may have on our businesses in China as well as the possibility that similar precautions and other actions could extend outside the mainland. The political, economic and fiscal issues facing the countries we operate in can cause economic uncertainty and volatility; however, the impact on our business varies by country. We monitor economic conditions closely, as well as client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage our working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective.
Certain business trends have had a positive impact on our business and industry. These trends include clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms. As clients increase their demands for marketing effectiveness and efficiency, they continue to consolidate their business within one or a small number of service providers in the pursuit of a single engagement covering all consumer touch points. We have structured our business around these trends. We believe that our key client matrix organization structure approach to collaboration and integration of our services and solutions provides a competitive advantage to our business in the past and we expect this to continue over the medium and long term.

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
In the near term, barring unforeseen events and excluding the impact of changes in foreign exchange rates, because of continued improvement in operating performance by many of our agencies and new business activities, we expect our organic revenue to increase modestly for 2020 and over the long term to be in excess of the weighted average nominal GDP growth in our major markets. We expect to continue to identify acquisition opportunities intended to build upon the core capabilities of our strategic disciplines and business platforms, expand our operations in high-growth and emerging markets and enhance our capabilities to leverage new technologies that are being used by marketers today.
We continually evaluate our portfolio of businesses to identify areas for investment and acquisition opportunities, as well as to identify non-strategic or underperforming businesses for disposition. In the first quarter of 2019, we disposed of certain businesses, primarily in our CRM Execution & Support discipline.
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
In 2019, our revenue decreased 2.2% compared to 2018. Changes in foreign exchange rates reduced revenue 2.1%, acquisition revenue, net of disposition revenue, reduced revenue 2.9%, and organic growth increased revenue 2.8%. Across our principal regional markets, the changes in revenue were: North America increased 0.4%, Europe decreased 6.1%, Asia-Pacific decreased 3.6% and Latin America decreased 11.8%. In North America, improved organic growth in the United States and Canada was substantially offset by a decrease in revenue resulting from disposition activity in the United States and the weakening of the Canadian Dollar against the U.S. Dollar. Organic revenue growth in the United States was led by our advertising and media, CRM Consumer Experience and healthcare businesses, and was partially offset by a decrease in organic revenue growth primarily in our CRM Execution & Support businesses. In Europe, modest organic growth in the region, especially in the U.K. and Spain, was offset by the weakening of substantially all currencies in the region against the U.S. Dollar, disposition activity and negative performance in France. In Latin America, the weakening of currencies in the region against the U.S. Dollar and negative performance and disposition activity in Brazil offset modest organic growth in Chile and Mexico. In Asia-Pacific, organic growth in most countries in the region, especially Japan, New Zealand and India, was offset by the weakening of most currencies in the region against the U.S. Dollar, disposition activity and negative performance in China, which faced a difficult comparison due to strong organic growth in 2018. The change in revenue in 2019, compared to 2018, in our fundamental disciplines was: Advertising increased 2.1%, CRM Consumer Experience decreased 0.7%, CRM Execution & Support decreased 28.0%, Public Relations decreased 3.9% and Healthcare increased 9.4%.
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
SG&A expenses comprise third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, which includes group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.
Operating expenses in 2019 decreased $325.3 million, or 2.5%, year-over-year, primarily as a result of our disposition activity in 2019 and 2018, and the weakening of substantially all foreign currencies against the U.S. Dollar. Operating expenses in 2018 also included a net reduction of $29.0 million, recorded in the third quarter of 2018, comprised of a $178.4 million reduction related to the net gain on disposition of subsidiaries, partially offset by an increase in operating expenses of $149.4 million related to charges incurred for repositioning actions, which included $73.7 million in salary and service costs for incremental severance and $73.5 million in occupancy and other costs for office lease termination and consolidation.

Salary and service costs, which tend to fluctuate with changes in revenue, decreased $333.9 million, or 3.0%, in 2019 compared to 2018 due to our disposition activity in 2019 and 2018, as well as the incremental severance charge of $73.7 million recorded in the third quarter of 2018 that did not affect 2019. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $87.8 million, or 6.7%, in 2019 compared to 2018 due to our disposition activity in 2019 and 2018, as well as the office lease termination and consolidation charge of $73.5 million recorded in the third quarter of 2018 that did not affect 2019. Operating margin increased 0.2% period-over-period and earnings before interest, taxes and amortization of intangible assets, or EBITA, margin increased 0.2% period-over-period. The net decrease in operating expenses of $29.0 million in 2018 related to the net gain on disposition of subsidiaries partially offset by the charges for the repositioning actions, increased both operating margin and EBITA margin for 2018 by 0.2%. The year-over-year increase in margins primarily reflects a change in the mix of our business during the current period, including the positive effects following the disposition of underperforming businesses in the current and prior year and our repositioning activity in the third quarter of 2018, as well as our ongoing efforts to manage our cost structure and increase the efficiency of the operations of our agencies.
In 2019, net interest expense decreased $25.2 million year-over-year to $184.0 million. Interest expense on debt decreased $14.7 million to $227.2 million, primarily reflecting a reduction in interest expense from refinancing activity in the third quarter of 2019 at lower interest rates including the retirement of our $500 million 6.25% Senior Notes due 2019, or 2019 Notes, at maturity and the settlement of the outstanding fixed-to-floating interest rate swaps, partially offset by a loss on the partial redemption of $400 million of our $1 billion 4.45% Senior Notes due 2020, or 2020 Notes, and the issuance of €500 million 0.80% Senior Notes due July 8, 2027 and €500 million 1.40% Senior Notes due July 8, 2031, collectively the Euro Notes (see Note 7 to the consolidated financial statements). Interest income in 2019 increased $3.1 million year-over-year to $60.3 million due to higher cash balances at our treasury centers.
Our effective tax rate for 2019 increased slightly year-over-year to 26.0% from 25.6%. The effective tax rate for 2018 reflects the impact of a lower tax rate on the net gain on disposition of subsidiaries, substantially offset by an increase in income tax expense for an adjustment to the provisional amounts related to the Tax Act.
Net income - Omnicom Group Inc. in 2019 increased, due to the factors described above, $12.7 million, or 1.0%, to $1,339.1 million from $1,326.4 million in 2018. The net gain on disposition of subsidiaries and repositioning charges, after the allocated share of $6.9 million to noncontrolling interests, and the additional income tax expense from the finalization of the provisional estimate of the effect of the Tax Act, increased net income - Omnicom Group Inc. in 2018 by $18.2 million. Diluted net income per share - Omnicom Group Inc. increased 3.9% to $6.06 in 2019, compared to $5.83 in 2018, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. The net gain on disposition of subsidiaries and repositioning charges net of the additional income tax expense from the finalization of the provisional estimate of the effect of the Tax Act, increased diluted net income per share - Omnicom Group Inc. in 2018 by $0.08, and Non-GAAP diluted net income per share - Omnicom Group Inc. increased 5.4% in 2019 compared to 2018 adjusted for these items.
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
Estimates
We prepare our financial statements in conformity with U.S. GAAP and are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We use a fair value approach in testing goodwill for impairment and when evaluating our equity method investments to determine if an other-than-temporary impairment has occurred. Actual results could differ from those estimates and assumptions.
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
We evaluate goodwill for impairment at least annually at June 30 and whenever events or circumstances indicate the carrying value may not be recoverable. Under FASB ASC Topic 350, Intangibles - Goodwill and Other, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to the goodwill impairment test. Although not required, we performed the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. We identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units and practice areas of each agency network monitor the performance and are responsible for the agencies in their region. The regional reporting units report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We have concluded that, for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and in FASB ASC Topic 350. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics. The main economic components of each agency are employee compensation and related costs and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our virtual client network strategy.
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

When performing the annual impairment test at June 30, 2019 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2019. In the first half of 2019, our revenue increased 2.7%, which excluded our net disposition activity and the impact from changes in foreign exchange rates. While our businesses in Europe had improved performance as of June 30, 2019, the continuing uncertain economic and political conditions in the E.U. were further complicated by the United Kingdom's ongoing negotiations with the European Council to withdraw from the E.U. During the first half of 2019, weakness in certain Latin American economies had the potential to affect our near-term performance in that region. We considered the effect of these conditions in our annual impairment test.
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
Goodwill Impairment Review - Conclusion
Based on the results of our impairment test, we concluded that goodwill at June 30, 2019 was not impaired, because the fair value of each of our reporting units was substantially in excess of its respective net book value. The minimum decline in fair value that one of our reporting units would need to experience in order to fail the goodwill impairment test was approximately 65%. Notwithstanding our belief that the assumptions we used for WACC and long-term growth rate in our impairment testing are reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis on our impairment test as of June 30, 2019 revealed that if the WACC increased by 1% and/or the long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be substantially in excess of its respective net book value and would pass the impairment test.
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
Subsequent to the annual impairment test at June 30, 2019 and considering our operating performance in the second half of the year, there were no events or circumstances that triggered the need for an interim impairment test. Additional information about acquisitions and goodwill appears in Notes 2, 5 and 6 to the consolidated financial statements.
Revenue Recognition
Effective January 1, 2018, we adopted ASC 606. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services (the performance obligation) in an amount that reflects the consideration we expect to receive in exchange for those goods or services (the transaction price). We recognize revenue from contracts with customers that are based on statements of work that are typically separately negotiated with the clients by our individual agencies, including agency networks, and our agencies execute tens of thousands of contracts per year. We measure revenue by estimating the transaction price based on the consideration specified in the client arrangement. Revenue is recognized as the performance obligations are satisfied. Our revenue is primarily derived from the planning and execution of advertising communications and marketing services in the following fundamental disciplines: advertising, which includes creative advertising services and strategic media planning and buying services, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare advertising. Our client contracts are primarily fees for service on a rate per hour or per project basis. Revenue is recorded net of sales, use and value added taxes.
Performance Obligations - In substantially all our disciplines, the performance obligation is to provide advisory and consulting services at an agreed-upon level of effort to accomplish the specified engagement. Our client contracts are comprised of diverse arrangements involving fees based on any one or a combination of the following: an agreed fee or rate per hour for the level of effort expended by our employees; commissions based on the client’s spending for media purchased from third parties; qualitative or quantitative incentive provisions specified in the contract; and reimbursement for third-party costs that we are required to include in revenue when we control the vendor services related to these costs and we act as principal. The transaction price of a contract is allocated to each distinct performance obligation based on its relative stand-alone selling price and is recognized as revenue when, or as, the customer receives the benefit of the performance obligation. Clients typically receive and consume the benefit of our services as they are performed. Substantially all our client contracts provide that we are compensated for services performed to date and allow for cancellation by either party on short notice, typically 90 days, without penalty.
Generally, our short-term contracts, which normally take 30 to 90 days to complete, are performed by a single agency and consist of a single performance obligation. As a result, we do not consider the underlying services as separate or distinct performance obligations because our services are highly interrelated, occur in close proximity, and the integration of the various components of a marketing message is essential to overall service. In certain of our long-term client contracts, which have a term of up to one year, the performance obligation is a stand-ready obligation, because we provide a constant level of similar services over the term of the contract. In other long-term contracts, when our services are not a stand-ready obligation, we consider our services distinct performance obligations and allocate the transaction price to each separate performance obligation based on its stand-alone selling price, including contracts for strategic media planning and buying services, which are considered to be multiple performance obligations, and we allocate the transaction price to each distinct service based on the staffing plan and the stand-alone selling price. In substantially all of our creative services contracts we have distinct performance obligations for our services, including certain creative services contracts where we act as an agent and arrange, at the client’s direction, for third parties to perform studio production efforts.
Revenue Recognition Methods - A substantial portion of our revenue is recognized over time, as the services are performed, because the client receives and consumes the benefit of our performance throughout the contract period, or we create an asset with no alternative use and are contractually entitled to payment for our performance to date in the event the client terminates the contract for convenience. For these over time client contracts, other than when we have a stand-ready obligation to perform services, revenue is recognized over time using input measures that correspond to the level of staff effort expended to satisfy the performance obligation on a rate per hour or equivalent basis. For client contracts when we have a stand-ready obligation to perform services on an ongoing basis over the life of the contract, typically for periods up to one year, where the scope of these arrangements is broad and there are no significant gaps in performing the services, we recognize revenue using a time-based measure resulting in a straight-line revenue recognition. From time to time, there may be changes in the client service requirements during the term of a contract and the changes could be significant. These changes are typically negotiated as new contracts covering the additional requirements and the associated costs, as well as additional fees for the incremental work to be performed.
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
Principal vs. Agent - In substantially all our businesses, we incur third-party costs on behalf of clients, including direct costs and incidental, or out-of-pocket costs. Third-party direct costs incurred in connection with the creation and delivery of advertising or marketing communication services include, among others: purchased media, studio production services, specialized talent, including artists and other freelance labor, event marketing supplies, materials and services, promotional items, market research and third-party data and other related expenditures. Out-of-pocket costs include, among others: transportation, hotel, meals and telecommunication charges incurred by us in the course of providing our services. Billings related to out-of-pocket costs are included in revenue since we control the goods or services prior to delivery to the client.
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
Variable Consideration - Some of our client arrangements include variable consideration provisions, which include performance incentives, tiered commission structures and vendor rebates in certain markets outside of the United States. Variable consideration is estimated and included in total consideration at contract inception based on either the expected value method or the most likely outcome method. These estimates are based on historical award experience, anticipated performance and other factors known at the time. Performance incentives are typically recognized in revenue over time. Variable consideration for our media businesses in certain international markets includes rebate revenue and is recognized when it is probable that the media will be run, including when it is not subject to cancellation by the client. In addition, when we receive rebates or credits from vendors for transactions entered into on behalf of clients, they are remitted to the clients in accordance with contractual requirements or retained by us based on the terms of the client contract or local law. Amounts passed on to clients are recorded as a liability and amounts retained by us are recorded as revenue when earned, which is typically when the media is run.
NEW ACCOUNTING STANDARDS
See Note 22 to the consolidated financial statements for information on the adoption of new accounting standards and accounting standards not yet adopted.

RESULTS OF OPERATIONS - 2019 Compared to 2018 (in millions).

	Year Ended December 31,
	2019	2018
Revenue	$14,953.7	$15,290.2
Operating Expenses:
Salary and service costs	10,972.2	11,306.1
Occupancy and other costs	1,221.8	1,309.6
Net gain on disposition of subsidiaries	—	(178.4)
Cost of services	12,194.0	12,437.3
Selling, general and administrative expenses	405.9	455.4
Depreciation and amortization	231.5	264.0
	12,831.4	13,156.7
Operating Profit	2,122.3	2,133.5
Operating Margin - %	14.2%	14.0%
Interest Expense	244.3	266.4
Interest Income	60.3	57.2
Income Before Income Taxes and Income From Equity Method Investments	1,938.3	1,924.3
Income Tax Expense	504.4	492.7
Income From Equity Method Investments	2.0	8.9
Net Income	1,435.9	1,440.5
Net Income Attributed To Noncontrolling Interests	96.8	114.1
Net Income - Omnicom Group Inc.	$1,339.1	$1,326.4
Our 2018 results include the effect of the net gain on disposition of subsidiaries of $178.4 million and repositioning charges of $149.4 million, after the allocation of $6.9 million to noncontrolling interests, and the additional income expense of $3.9 million from the finalization of the provisional estimate of the effect of the Tax Act, substantially offset by the impact of a lower tax rate on the net gain on disposition of subsidiaries. The following discussion of our results of operations compares 2019 to 2018 as reported and adjusted for the effects of these transactions. See page 18 for the reconciliation of the adjusted 2018 amounts and Note 13 to the consolidated financial statements.
Non-GAAP Financial Measures - EBITA and EBITA Margin
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
The following table reconciles the U.S. GAAP financial measure of net income - Omnicom Group Inc. to EBITA and EBITA Margin for the for the periods presented (in millions):

	Year Ended December 31,
	2019	2018
Net Income - Omnicom Group Inc.	$1,339.1	$1,326.4
Net Income Attributed To Noncontrolling Interests	96.8	114.1
Net Income	1,435.9	1,440.5
Income From Equity Method Investments	2.0	8.9
Income Tax Expense	504.4	492.7
Income Before Income Taxes and Income From Equity Method Investments	1,938.3	1,924.3
Interest Expense	244.3	266.4
Interest Income	60.3	57.2
Operating Profit	2,122.3	2,133.5
Add back: Amortization of intangible assets	83.8	102.5
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$2,206.1	$2,236.0

Revenue	$14,953.7	$15,290.2
EBITA	$2,206.1	$2,236.0
EBITA Margin - %	14.8%	14.6%

Revenue
In 2019, revenue decreased $336.5 million, or 2.2%, to $14,953.7 million from $15,290.2 million in 2018. Changes in foreign exchange rates reduced revenue $315.9 million, acquisition revenue, net of disposition revenue, reduced revenue $445.1 million, and organic growth increased revenue $424.5 million. The impact of changes in foreign exchange rates reduced revenue 2.1%, or $315.9 million, primarily resulting from the weakening of substantially all foreign currencies, especially the Euro, British Pound, Australian Dollar, Brazilian Real and Canadian Dollar against the U.S. Dollar.
The components of revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2018	$15,290.2		$7,999.8		$7,290.4
Components of revenue change:
Foreign exchange rate impact	(315.9)	(2.1)%	—	—%	(315.9)	(4.3)%
Acquisition revenue, net of disposition revenue	(445.1)	(2.9)%	(180.6)	(2.3)%	(264.5)	(3.6)%
Organic growth	424.5	2.8%	213.8	2.7%	210.7	2.9%
December 31, 2019	$14,953.7	(2.2)%	$8,033.0	0.4%	$6,920.7	(5.1)%
The components and percentages are calculated as follows:
•The foreign exchange impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $15,269.6 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($14,953.7 million less $15,269.6 million for the Total column).
•Acquisition revenue is calculated as if the acquisition occurred twelve months prior to the acquisition date by aggregating the comparable prior period revenue of acquisitions through the acquisition date. As a result, acquisition revenue excludes the positive or negative difference between our current period revenue subsequent to the acquisition date and the comparable prior period revenue and the positive or negative growth after the acquisition is attributed to organic growth. Disposition revenue is calculated as if the disposition occurred twelve months prior to the disposition date by aggregating the comparable prior period revenue of dispositions through the disposition date. The acquisition revenue and disposition revenue amounts are netted in the table.
•Organic growth is calculated by subtracting the foreign exchange rate impact, and the acquisition revenue, net of disposition revenue components from total revenue growth.
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($15,290.2 million for the Total column).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at February 10, 2020 remain unchanged, we estimate the impact of changes in foreign exchange rates to decrease revenue in the first quarter of 2020 by approximately 0.5% and will have a marginal negative impact for the remainder of 2020.
Revenue and organic growth in our principal regional markets were (in millions):

	Year Ended December 31,
	2019	2018	$ Change	% Organic Growth
Americas:
North America	$8,478.8	$8,442.5	$36.3	2.8%
Latin America	403.4	457.5	(54.1)	(0.2)%
EMEA:
Europe	4,107.4	4,375.4	(268.0)	3.1%
Middle East and Africa	314.6	304.4	10.2	6.5%
Asia-Pacific	1,649.5	1,710.4	(60.9)	2.2%
	$14,953.7	$15,290.2	$(336.5)	2.8%

Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, decreased $268.0 million in 2019 as compared to the prior year. Revenue in the U.K., representing 9.6% of total revenue, decreased $23.7 million, primarily due to the weakening of the British Pound against the U.S. Dollar. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 17.9% of total revenue, decreased $244.3 million, primarily due to disposition activity and the unfavorable impact from changes in foreign exchange rates.
In North America, improved organic growth in the United States and Canada was substantially offset by a decrease in revenue resulting from disposition activity in the United States and the weakening of the Canadian Dollar against the U.S. Dollar. Organic revenue growth in the United States was led by our advertising and media, CRM Consumer Experience and healthcare businesses, and was partially offset by a decrease in organic revenue growth primarily in our CRM Execution & Support businesses. In Europe, modest organic growth in the region, especially in the U.K. and Spain, was offset by the weakening of substantially all currencies in the region against the U.S. Dollar, disposition activity and negative performance in France. In Latin America, the weakening of currencies in the region against the U.S. Dollar and negative performance and disposition activity in Brazil offset modest organic growth in Chile and Mexico. In Asia-Pacific, organic growth in most countries in the region, especially Japan, New Zealand and India, was offset by the weakening of most currencies in the region against the U.S. Dollar, disposition activity and negative performance in China, which faced a difficult comparison due to strong organic growth in 2018.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change in 2019 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. In 2019 and 2018, our largest client represented 3.0% of revenue. Our ten largest and 100 largest clients represented 19.6% and 51.3% of revenue in 2019, respectively, and 19.1% and 50.7% of revenue in 2018, respectively.
In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare.
Revenue and organic growth by discipline were (in millions):

	Year Ended December 31,
	2019		2018		2019 vs. 2018	2019
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$8,451.7	56.5%	$8,281.0	54.2%	$170.7	4.5%
CRM Consumer Experience	2,610.0	17.5%	2,629.6	17.1%	(19.6)	1.6%
CRM Execution & Support	1,361.2	9.1%	1,891.6	12.4%	(530.4)	(3.2)%
Public Relations	1,378.9	9.2%	1,435.1	9.4%	(56.2)	(2.0)%
Healthcare	1,151.9	7.7%	1,052.9	6.9%	99.0	9.5%
	$14,953.7		$15,290.2		$(336.5)	2.8%
We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Year Ended December 31,
	2019	2018
Food and Beverage	13%	13%
Consumer Products	9%	9%
Pharmaceuticals and Health Care	14%	13%
Financial Services	8%	8%
Technology	7%	8%
Auto	10%	10%
Travel and Entertainment	6%	6%
Telecommunications	5%	5%
Retail	5%	6%
Other	23%	22%

Operating Expenses
Operating expenses were (in millions):

	Year Ended December 31,
	2019		2018		2019 vs. 2018
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$14,953.7		$15,290.2		$(336.5)	(2.2)%
Operating Expenses:
Salary and service costs	10,972.2	73.4%	11,306.1	73.9%	(333.9)	(3.0)%
Occupancy and other costs	1,221.8	8.2%	1,309.6	8.6%	(87.8)	(6.7)%
Net gain on disposition of subsidiaries	—	—%	(178.4)	(1.2)%	178.4
Cost of services	12,194.0		12,437.3		(243.3)
Selling, general and administrative expenses	405.9	2.7%	455.4	3.0%	(49.5)	(10.9)%
Depreciation and amortization	231.5	1.5%	264.0	1.7%	(32.5)	(12.3)%
	12,831.4	85.8%	13,156.7	86.0%	(325.3)	(2.5)%
Operating Profit	$2,122.3	14.2%	$2,133.5	14.0%	$(11.2)	(0.5)%
Operating expenses in 2019 decreased $325.3 million, or 2.5%, year-over-year, primarily as a result of our disposition activity in 2019 and 2018, and the weakening of substantially all foreign currencies against the U.S. Dollar. Operating expenses for 2018 also included a net reduction of $29.0 million, comprised of a $178.4 million reduction for the impact of the net gain on disposition of subsidiaries, partially offset by an increase in operating expenses of $149.4 million for repositioning charges, which included $73.7 million in salary and service costs for incremental severance and $73.5 million in occupancy and other costs for office lease termination and consolidation.
Salary and service costs, which tend to fluctuate with changes in revenue, decreased $333.9 million, or 3.0%, in 2019 compared to 2018 due to our disposition activity in 2019 and 2018, as well as the incremental severance charge of $73.7 million recorded in 2018 that did not affect 2019. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $87.8 million, or 6.7%, in 2019 compared to 2018 due to our disposition activity in 2019 and 2018 the office lease termination and consolidation charge of $73.5 million recorded in 2018 that did not affect 2019. Operating margin increased 0.2% to 14.2% period-over-period and EBITA margin increased 0.2% period-over-period to 14.8%. The net decrease in operating expenses of $29.0 million in 2018 related to the net gain on disposition of subsidiaries partially offset by the charges for the repositioning actions, increased both operating margin and EBITA margin for 2018 by 0.2%. Adjusting for the net decrease of $29.0 million in 2018 in operating expenses, Non-GAAP operating margin for 2019 increased to 14.2% from 13.8% in 2018 and adjusted EBITA margin for 2019 increased to 14.8% from 14.4% in 2018. The year-over-year increase primarily reflects a change in the mix of our business during the current period, including the positive effects following the disposition of underperforming businesses in the current and prior year and our repositioning activity in the third quarter of 2018, as well as our ongoing efforts to manage our cost structure and increase the efficiency of the operations of our agencies.
Net Interest Expense
In 2019, net interest expense decreased $25.2 million year-over-year to $184.0 million. In 2019, interest expense on debt decreased $14.7 million to $227.2 million, primarily reflecting a reduction in interest expense from refinancing activity in the third quarter of 2019 at lower interest rates, including the maturity and retirement of the 2019 Notes and the settlement of the outstanding fixed-to-floating interest rate swaps, partially offset by a loss on the partial redemption of the 2020 Notes and the issuance of the Euro Notes (see Note 7 to the consolidated financial statements). Interest income in 2019 increased $3.1 million year-over-year to $60.3 million due to higher cash balances at our treasury centers.
Income Taxes
Our effective tax rate for 2019 increased slightly year-over-year to 26.0% from 25.6%. The effective tax rate for 2019 includes a reduction of $10.8 million primarily from the net favorable settlement of uncertain tax positions in the second quarter of 2019. The effective tax rate for 2018 reflects a net increase of $3.9 million related to an increase in income tax expense for an adjustment to the provisional amounts related to the Tax Act, substantially offset by the impact of a lower tax rate on the net gain on disposition of subsidiaries. For 2020, we expect our effective tax rate to be between 26.5% and 27.0% before the effect, if any, from the tax impact of our equity compensation.
Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in 2019 increased, due to the factors described above, $12.7 million, or 1.0%, to $1,339.1 million from $1,326.4 million in 2018. The net gain on disposition of subsidiaries and repositioning charges, after the allocated share of $6.9 million to noncontrolling interests, and the additional income tax expense from the finalization of the provisional estimate of the effect of the Tax Act, increased net income - Omnicom Group Inc. in 2018 by $18.2 million. Diluted net income per share - Omnicom Group Inc. increased 3.9% to $6.06 in 2019, compared to $5.83 in 2018, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. The net gain on disposition of subsidiaries and repositioning charges net of the additional income tax expense from the finalization of the provisional estimate of the effect of the Tax Act, increased diluted net income per share - Omnicom Group Inc. in 2018 by $0.08, and Non-GAAP diluted net income per share - Omnicom Group Inc. increased 5.4% in 2019 compared to 2018 adjusted for these items.
Reconciliation of Non-GAAP Financial Measures
Non-GAAP operating profit, adjusted EBITA, Non-GAAP net income – Omnicom Group Inc., and Non-GAAP diluted net income per share – Omnicom Group Inc. are Non-GAAP financial measures which adjusts the 2018 financial measures for the impact of the net gain on disposition of subsidiaries of $178.4 million and repositioning charges of $149.4 million, a net increase of $3.9 million in income tax expense, and an allocation of $6.9 million to noncontrolling interests for these items. Accordingly, when comparing operating profit, EBITA, net income - Omnicom Group Inc. and diluted net income per share - Omnicom Group Inc. for 2019 to 2018, we also present the 2018 reported amounts and EBITA on page 14 adjusted for the effects of these transactions. We believe these Non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business. For comparability of reporting, management considers Non-GAAP measures in conjunction with GAAP financial results in evaluating business performance. These Non-GAAP financial measures presented should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.
The following table reconciles our financial results on page 14 to the Non-GAAP Financial Measures (in millions, except per share amounts):

	Year Ended December 31,
	2019	2018
Non-GAAP operating profit and adjusted EBITA:
Net Income - Omnicom Group Inc.	$1,339.1	$1,326.4
Net Income Attributed To Noncontrolling Interests	96.8	114.1
Net Income	1,435.9	1,440.5
Income From Equity Method Investments	2.0	8.9
Income Tax Expense	504.4	492.7
Income Before Income Taxes and Income From Equity Method Investments	1,938.3	1,924.3
Interest Expense	244.3	266.4
Interest Income	60.3	57.2
Operating profit	2,122.3	2,133.5
Net gain on disposition of subsidiaries	—	(178.4)
Repositioning charges	—	149.4
Non-GAAP operating profit	2,122.3	2,104.5
Add back: Amortization of intangible assets	83.8	102.5
Adjusted EBITA	$2,206.1	$2,207.0
Non-GAAP net income - Omnicom Group Inc. and Non-GAAP diluted net income per share Omnicom Group Inc.:
Net income - Omnicom Group Inc.	$1,339.1	$1,326.4
Net pre-tax gain on disposition of subsidiaries and repositioning actions	—	(29.0)
Net income tax benefit of gain on disposition of subsidiaries and repositioning actions	—	(25.0)
Allocation to noncontrolling interests	—	6.9
Net increase in tax expense related to the Tax Act	—	28.9
Non-GAAP net income - Omnicom Group Inc.	$1,339.1	$1,308.2

Diluted Net Income Per Share - Omnicom Group Inc.	$6.06	$5.83
Net gain on disposition of subsidiaries, repositioning actions and impact of Tax Act	—	(0.08)
Non-GAAP diluted net income per share - Omnicom Group Inc.	$6.06	$5.75

Weighted average shares	220.9	227.6

RESULTS OF OPERATIONS - 2018 Compared to 2017 (in millions):

	Year Ended December 31,
	2018	2017
Revenue	$15,290.2	$15,273.6
Operating Expenses:
Salary and service costs	11,306.1	11,227.2
Occupancy and other costs	1,309.6	1,240.8
Net gain on disposition of subsidiaries	(178.4)	—
Cost of services	12,437.3	12,468.0
Selling, general and administrative expenses	455.4	439.7
Depreciation and amortization	264.0	282.1
	13,156.7	13,189.8
Operating Profit	2,133.5	2,083.8
Operating Margin - %	14.0%	13.6%
Interest Expense	266.4	248.6
Interest Income	57.2	49.7
Income Before Income Taxes and Income From Equity Method Investments	1,924.3	1,884.9
Income Tax Expense	492.7	696.2
Income From Equity Method Investments	8.9	3.5
Net Income	1,440.5	1,192.2
Net Income Attributed To Noncontrolling Interests	114.1	103.8
Net Income - Omnicom Group Inc.	$1,326.4	$1,088.4
On January 1, 2018, we adopted ASC 606, which was applied using the modified retrospective method, where the cumulative effect of the initial application was recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, 2017 has not been adjusted and continues to be reported under FASB ASC Topic 605, Revenue Recognition. The adoption of ASC 606 reduced revenue, operating expenses and operating profit in 2018 by $146.1 million, $139.5 million and $6.6 million, respectively. The impact of the adoption on net income - Omnicom Group Inc., diluted net income per share - Omnicom Group Inc. and the consolidated financial statements was not material.
Non-GAAP Financial Measures - EBITA and EBITA Margin
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

	Year Ended December 31,
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
The components and percentages are calculated as follows:
•The foreign exchange impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $15,205.1 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($15,290.2 million less $15,205.1 million for the Total column).
•Acquisition revenue is calculated as if the acquisition occurred twelve months prior to the acquisition date by aggregating the comparable prior period revenue of acquisitions through the acquisition date. As a result, acquisition revenue excludes the positive or negative difference between our current period revenue subsequent to the acquisition date and the comparable prior period revenue and the positive or negative growth after the acquisition is attributed to organic growth. Disposition revenue is calculated as if the disposition occurred twelve months prior to the disposition date by aggregating the comparable prior period revenue of dispositions through the disposition date. The acquisition revenue and disposition revenue amounts are netted in the table.
•Organic growth is calculated by subtracting the foreign exchange rate impact, and the acquisition revenue, net of disposition revenue components from total revenue growth, excluding the impact of the adoption of ASC 606.
•The impact of the adoption of ASC 606 is discussed above in the Accounting Changes section.
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($15,273.6 million for the Total column).
Revenue and organic growth, excluding the impact of ASC 606, in our principal regional markets were (in millions):

	Year Ended December 31,
	2018	2017	$ Change	% Organic Growth
Americas:
North America	$8,442.5	$8,686.0	$(243.5)	0.4%
Latin America	457.5	494.8	(37.3)	2.0%
EMEA:
Europe	4,375.4	4,127.9	247.5	5.7%
Middle East and Africa	304.4	314.6	(10.2)	(2.9)%
Asia-Pacific	1,710.4	1,650.3	60.1	7.9%
	$15,290.2	$15,273.6	$16.6	2.6%
Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, increased $247.5 million. Revenue in the U.K., representing 9.5% of total revenue, increased $60.3 million. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 19.1% of total revenue, increased $187.2 million.
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
Revenue and organic growth by discipline were (in millions):

	Year Ended December 31,
	2018		2017		2018 vs. 2017
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$8,281.0	54.2%	$8,175.9	53.6%	$105.1	2.9%
CRM Consumer Experience	2,629.6	17.1%	2,615.9	17.1%	13.7	5.9%
CRM Execution & Support	1,891.6	12.4%	2,135.8	14.0%	(244.2)	(2.7)%
Public Relations	1,435.1	9.4%	1,411.4	9.2%	23.7	1.8%
Healthcare	1,052.9	6.9%	934.6	6.1%	118.3	4.5%
	$15,290.2		$15,273.6		$16.6	2.6%

We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Year Ended December 31,
	2018	2017
Food and Beverage	13%	13%
Consumer Products	9%	10%
Pharmaceuticals and Health Care	13%	12%
Financial Services	8%	7%
Technology	8%	9%
Auto	10%	10%
Travel and Entertainment	6%	6%
Telecommunications	5%	5%
Retail	6%	6%
Other	22%	22%
Operating Expenses
Operating expenses for 2018 compared to 2017 were (in millions):

	Year Ended December 31,
	2018		2017		2018 vs. 2017
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$15,290.2		$15,273.6		$16.6	0.1%
Operating Expenses:
Salary and service costs	11,306.1	73.9%	11,227.2	73.5%	78.9	0.7%
Occupancy and other costs	1,309.6	8.6%	1,240.8	8.1%	68.8	5.5%
Net gain on disposition of subsidiaries	(178.4)	(1.2)%	—	—%	(178.4)
Cost of services	12,437.3		12,468.0		(30.7)
Selling, general and administrative expenses	455.4	3.0%	439.7	2.9%	15.7	3.6%
Depreciation and amortization	264.0	1.7%	282.1	1.8%	(18.1)	(6.4)%
	13,156.7	86.0%	13,189.8	86.4%	(33.1)	(0.3)%
Operating Profit	$2,133.5	14.0%	$2,083.8	13.6%	$49.7	2.4%

In the third quarter of 2018, we disposed of certain businesses, primarily in our CRM Execution & Support discipline, and recorded a net gain of $178.4 million. Also, during the third quarter, we took certain repositioning actions in an effort to continue to improve our strategic position and achieve operating efficiencies, and we recorded charges of $149.4 million for incremental severance, office lease consolidation and termination, asset write-offs and other charges. See Note 13 to the consolidated financial statements. The impact of the repositioning actions and net gain on sale of subsidiaries on operating expenses for 2018 was (dollars in millions):

	Increase (Decrease)
	Repositioning Actions	Net Gain on Disposition of Subsidiaries	Total
Salary and service costs	$73.7	$—	$73.7
Occupancy and other costs	73.5	—	73.5
Net gain on disposition of subsidiaries	—	(178.4)	(178.4)
Cost of services	147.2	(178.4)	(31.2)
Selling, general and administrative expenses	2.2	—	2.2
Depreciation and amortization	—	—	—
	$149.4	$(178.4)	$(29.0)
Operating expenses, which include the net gain from the disposition of subsidiaries and the repositioning charges, as described above, decreased $33.1 million, in 2018 compared to 2017. Salary and service costs, which tend to fluctuate with changes in revenue, increased $78.9 million, or 0.7%, in 2018 compared to 2017. The year-over-year increase primarily reflects the incremental severance and other charges of $73.7 million incurred in connection with the repositioning actions taken in the third quarter of 2018. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $68.8 million, or 5.5%, in 2018 compared to 2017. The year-over-year change reflects a decrease of $4.7 million, which was offset by $73.5 million of repositioning charges primarily related to office lease consolidation and termination actions taken in the third quarter of 2018. Operating margin increased year-over-year to 14.0% from 13.6% and EBITA margin increased year-over-year to 14.6% from 14.4%. The net gain on disposition of subsidiaries and repositioning expenses, increased operating profit and operating margin year-over year by $29.0 million and 0.2%, respectively.
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
The net gain resulting from the net disposition of subsidiaries reflects favorable local tax rates applied to certain non-U.S. gains. The tax benefit on the repositioning actions was calculated based on the jurisdictions where the charges were incurred and reflects the likelihood that we will be unable to obtain a tax benefit for all charges incurred. Further, in 2018 we recorded additional income tax expense of $28.9 million reflecting the finalization of the provisional estimate of the effect of the Tax Act recorded in 2017 (see Note 11 to the consolidated financial statements).

Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in 2018 increased, due to the factors described above, $238.0 million, or 21.9%, to $1,326.4 million from $1,088.4 million in 2017. The net gain on disposition of subsidiaries and repositioning charges, after the allocable share of $6.9 million to noncontrolling interests, and the additional income tax expense from the finalization of the provisional estimate of the effect of the Tax Act, increased net income - Omnicom Group Inc. $18.2 million. Diluted net income per share - Omnicom Group Inc. increased 25.4% to $5.83 in 2018, compared to $4.65 in 2017, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. The net gain on disposition of subsidiaries and repositioning charges net of the additional income tax expense from the finalization of the provisional estimate of the effect of the Tax Act, increased diluted net income per share - Omnicom Group Inc. $0.08.
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Our primary liquidity sources are our operating cash flow, cash and cash equivalents and short-term investments. Additional liquidity sources include our $2.5 billion multi-currency revolving Credit Facility, expiring on July 31, 2021, uncommitted credit lines aggregating $1.3 billion, the ability to issue up to $2 billion of commercial paper and access to the capital markets. Our liquidity funds our non-discretionary cash requirements and our discretionary spending.
Borrowings under our credit facilities may use LIBOR as the benchmark interest rate. The LIBOR benchmark rate is expected to be phased out after the end of 2021. We do not expect that the discontinuation of the LIBOR rate will have a material impact on our liquidity or results of operations.
Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our long-term debt (principal and interest payments), recurring business operations, primarily related to lease obligations, and contingent purchase price obligations (earn-outs) from acquisitions. Our principal discretionary cash spending includes dividend payments to common shareholders, capital expenditures, strategic acquisitions and repurchases of our common stock. We typically have a short-term borrowing requirement normally peaking during the second quarter of the year due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. On January 1, 2019, we adopted ASC 842, which had a substantial impact on total assets and liabilities, but had no impact on our results of operations, cash flows or equity. The adoption of ASC 842 will not have a significant impact on our non-discretionary funding requirement. Based on past performance and current expectations, we believe that our operating cash flow will be sufficient to meet our non-discretionary cash requirements and our discretionary spending for the next twelve months.
Cash and cash equivalents increased $653.3 million from December 31, 2018. The components of the increase, including the net increase from our refinancing activities, were:

Sources
Cash flow from operations		$1,856.0
Less: Increase in operating capital		(125.1)
Principal cash sources		1,730.9
Uses
Capital expenditures	$(102.2)
Dividends paid to common shareholders	(564.3)
Dividends paid to noncontrolling interest shareholders	(97.3)
Acquisition payments, including payment of contingent purchase price obligations and acquisition of additional noncontrolling interests, net of cash acquired	(124.1)
Repurchases of common stock, net of proceeds from stock plans	(603.7)
Principal cash uses		(1,491.6)
Principal cash sources in excess of principal cash uses		239.3
Foreign exchange rate changes		50.2
Other net financing and investing activities		238.7
Increase in operating capital		125.1
Increase in cash and cash equivalents		$653.3

Total principal cash sources and uses are Non-GAAP liquidity measures. These amounts exclude changes in working capital and other investing and financing activities, including commercial paper issuances and redemptions used to fund working capital changes. This presentation reflects the metrics used by us to assess our sources and uses of cash and was derived from our consolidated statement of cash flows. We believe that this presentation is meaningful to understand the primary sources and uses of our cash flow and the effect on our cash and cash equivalents. Non-GAAP liquidity measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP liquidity measures as reported by us may not be comparable to similarly titled amounts reported by other companies. Additional information regarding our cash flows can be found in our consolidated financial statements.
On July 15, 2019, our $500 million 2019 Notes matured and were retired. On July 8, 2019, Omnicom Finance Holdings plc, or OFHP, a U.K.-based wholly owned subsidiary of Omnicom, issued €1.0 billion of Euro Notes. The U.S. Dollar equivalent of the net proceeds from the issuance of the Euro Notes, after deducting the underwriting discount and offering expenses, was $1.1 billion. The net proceeds were used to retire the 2019 Notes, to redeem $400 million of our $1 billion 2020 Notes on August 1, 2019 and for general corporate purposes. In connection with the partial redemption of the 2020 Notes, we recorded a net extinguishment loss of $6.3 million in interest expense. As a result of the refinancing activity, $4 billion of long-term debt is U.S. Dollar-denominated and $1.1 billion is Euro-denominated. At December 31, 2019, the remaining $600 million of the 2020 Notes were classified as current.
Cash Management
Our regional treasury centers in North America, Europe and Asia manage our cash and liquidity. Each day, operations with excess funds invest those funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. The treasury centers aggregate the net position which is either invested with or borrowed from third parties. To the extent that our treasury centers require liquidity, they have the ability to issue up to a total of $2 billion of U.S. Dollar-denominated commercial paper, or borrow under the Credit Facility or the uncommitted credit lines. This process enables us to manage our debt more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate imbalances. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines.
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
At December 31, 2019, our foreign subsidiaries held approximately $1.3 billion of our total cash and cash equivalents of $4.3 billion. Most of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
At December 31, 2019, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments decreased $398.8 million as compared to December 31, 2018. The decrease in net debt is due primarily to the excess of cash sources over cash uses of $239.3 million and an increase in operating capital of $125.1 million.
The components of net debt were (in millions):

	December 31,
	2019	2018
Short-term debt	$10.1	$8.1
Long-term debt, including current portion	5,134.3	4,883.7
Total debt	5,144.4	4,891.8
Cash and cash equivalents and short-term investments	4,309.3	3,657.9
Net debt	$835.1	$1,233.9
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

Debt Instruments and Related Covenants
In August 2019, we settled the outstanding $750 million fixed-to-floating interest rate swap on our 3.65% Senior Notes due 2024, or 2024 Notes, and the $500 million fixed-to-floating interest rate swap on our 3.60% Senior Notes due 2026, or 2026 Notes. On settlement we realized a net gain of $3.3 million that is being amortized in interest expense over the remaining term of the 2024 Notes and 2026 Notes (see Note 7 to the consolidated financial statements). As a result of the settlement, our long-term debt portfolio consists entirely of fixed rate debt. However, interest expense on the Euro Notes is subject to the non-cash impact of foreign exchange rate changes.
Omnicom and its wholly owned finance subsidiary Omnicom Capital Inc., or OCI, are co-obligors under all U.S. Dollar-denominated senior notes. The U.S. Dollar-denominated senior notes are a joint and several liability of us and OCI, and we unconditionally guarantee OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or us to obtain funds from our subsidiaries through dividends, loans or advances. The U.S. Dollar-denominated senior notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and OCI have, jointly and severally, fully and unconditionally guaranteed OFHP’s obligations with respect to the Euro Notes. OFHP’s assets consist of its investments in several wholly owned finance companies that function as treasury centers providing funding for various operating companies in Europe, Brazil, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivables. There are no restrictions on the ability of Omnicom, OCI or OFHP to obtain funds from their subsidiaries through dividends, loans or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFHP and each of Omnicom and OCI, respectively.
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At December 31, 2019, we were in compliance with these covenants as our Leverage Ratio was 2.2 times and our Interest Coverage Ratio was 10.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At December 31, 2019, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by our credit ratings and market conditions. Our long-term debt and Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
Credit Markets and Availability of Credit
We typically fund our day-to-day liquidity by issuing commercial paper. In the first half of 2019, we issued short-term debt in a private placement to reduce our commercial paper issuances. This short-term debt was redeemed in the third quarter. Additional liquidity sources include our Credit Facility and uncommitted credit lines. At December 31, 2019, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.
Commercial paper activity was (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Average amount outstanding during the year	$272.3	$411.7	$902.3
Maximum amount outstanding during the year	$825.0	$1,218.7	$1,769.8
Average days outstanding	4.0	5.7	13.0
Weighted average interest rate	2.40%	2.19%	1.29%
We expect to continue issuing commercial paper to fund our day-to-day liquidity. However, disruptions in the credit markets may lead to periods of illiquidity in the commercial paper market and higher credit spreads. To mitigate any future disruption in the credit markets and to fund our liquidity, we may borrow under the Credit Facility or the uncommitted credit lines, or access the capital markets if favorable conditions exist. We will continue to monitor closely our liquidity and conditions in the credit markets. We cannot predict with any certainty the impact on us of any future disruptions in the credit markets. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements. Such additional financing may not be available on favorable terms, or at all.

Contractual Obligations and Other Commercial Commitments
In the normal course of business, we enter into numerous contractual and commercial undertakings. The following tables should be read in conjunction with our consolidated financial statements. At December 31, 2019, our contractual obligations were (in millions):

		Obligation Due
	Total Obligation	2020	2021 - 2022	2023 - 2024	After 2024
Long-term debt:
Principal	$5,122.8	$600.0	$1,250.0	$750.0	$2,522.8
Interest	701.6	152.1	240.6	175.6	133.3
Operating lease liability	1,844.1	344.4	523.5	333.7	642.5
Finance lease liability	145.6	49.7	69.0	23.0	3.9
Contingent purchase price obligations	107.7	29.5	54.8	23.4	—
Liability for transition tax on accumulated foreign earnings	123.6	11.6	23.1	47.6	41.3
Uncertain tax positions	206.8	43.2	51.4	62.3	49.9
Defined benefit pension plans benefit obligation	293.5	10.4	29.8	40.6	212.7
Postemployment arrangements benefit obligation	146.0	8.7	18.6	17.7	101.0
	$8,691.7	$1,249.6	$2,260.8	$1,473.9	$3,707.4
The operating lease liability and finance lease liability represent the undiscounted future lease payments.
Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs) that are recorded as a liability at the acquisition date fair value. Subsequent changes in the fair value of the liability are recorded in results of operations.
The liability for the transition tax on accumulated foreign earnings is payable through 2026. See Note 11 to the consolidated financial statements for additional information.
The liability for uncertain tax positions is subject to uncertainty as to when or if the liability will be paid. We have assigned the liability to the periods presented based on our judgment as to when these liabilities will be resolved by the appropriate taxing authorities.
At December 31, 2019, the unfunded benefit obligation for our defined benefit pension plans and postemployment arrangements was $375.2 million. In 2019, we contributed $7.1 million to our defined benefit pension plans and paid $7.8 million in benefits for our postemployment arrangements. We do not expect these payments to increase significantly in 2020.
At December 31, 2019, our commercial commitments were (in millions):

		Commitment Expires
	Total Commitment	2020	2021 - 2022	2023 - 2024	After 2024
Standby letters of credit	$4.6	$1.0	$2.0	$0.6	$1.0
Guarantees	120.6	55.4	57.1	4.7	3.4
	$125.2	$56.4	$59.1	$5.3	$4.4
At December 31, 2019, there were no significant off-balance sheet arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We manage our exposure to foreign exchange and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We may use interest rate swaps to manage our interest expense and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors.
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivatives. We periodically determine the potential loss from market risk on our derivatives by performing a value-at-risk analysis, or VaR. VaR is a statistical model that uses historical currency exchange rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with

95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2019 was not significant.
Foreign Currency Exchange Risk
In 2019, our international operations represented approximately 46% of our revenue. Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expenses of our foreign operations are denominated in the same local currency, the economic impact on operating margin is minimized. The effects of foreign currency exchange transactions on our results of operations are discussed in Note 2 to the consolidated financial statements.
We operate in all major international markets including the Euro Zone, the U.K., Australia, Brazil, Canada, China and Japan. Our agencies transact business in more than 50 different currencies. As an integral part of our global treasury operations, we centralize our cash and use multicurrency pools to manage the foreign currency exchange risk that arises from imbalances between subsidiaries and their respective treasury centers from which they borrow or invest funds. In addition, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward foreign exchange contracts. To manage this risk, at December 31, 2019 and 2018, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $284.2 million and $86.1 million, respectively. At December 31, 2019 and 2018, the net fair value of the forward foreign contracts was not material (see Note 20 to the consolidated financial statements).
Foreign currency derivatives are designated as economic hedges; therefore, any gain or loss in fair value incurred on those instruments is generally offset by decreases or increases in the fair value of the underlying exposure. By using these financial instruments, we reduce financial risk of adverse foreign exchange changes by foregoing any gain which might occur if the markets move favorably. The terms of our forward foreign exchange contracts are generally less than 90 days.
Interest Rate Risk
We may use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. In August 2019, we settled the outstanding fixed-to-floating interest rate swaps (see Note 7 to the consolidated financial statements). As a result of the settlement, our long-term debt portfolio consists entirely of fixed rate debt.
Credit Risk
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 3.0% of revenue in 2019. However, during periods of economic downturn, the credit profiles of our clients could change.
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
Item 8. Financial Statements and Supplementary Data
See Item 15, “Exhibits, Financial Statement Schedules.”
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2019, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2019 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2019. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2019, dated February 11, 2020, which is included on page F-2 of this 2019 10-K.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding Executive Officers of the Registrant is included in Part I, Item 1, “Business.” Additional information called for by this Item, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions “Item 1 - Election of Directors,” “Stock Ownership Information” and “Additional Information - Shareholder Proposals and Director Nominations for the 2021 Annual Meeting” in our definitive proxy statement, or Proxy Statement, which is expected to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.
Item 11. Executive Compensation
The information called for by this Item is incorporated herein by reference to the information to be included under the captions “Executive Compensation,” “Item 1 - Election of Directors - Directors' Compensation for Fiscal Year 2019” and “Item 1 - Election of Directors - Board Policies and Processes - Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item is incorporated herein by reference to the information to be included under the captions “Stock Ownership Information - Security Ownership of Certain Beneficial Owners and Management” and “Stock Ownership Information - Equity Compensation Plans” in our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item is incorporated herein by reference to the information to be included under the captions “Item 1 - Election of Directors - Board Policies and Processes - Transactions with Related Persons” and “Item 1 - Election of Directors - Omnicom Board of Directors - Director Independence” in our Proxy Statement.
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

4.1
Indenture, dated as of July 1, 2009, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (“2009 Base Indenture”) (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 1, 2009 and incorporated herein by reference).

4.2
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

4.3
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

4.4
Fourth Supplemental Indenture to the 2009 Base Indenture, dated as of July 20, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, (Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-10551) dated July 20, 2012 and incorporated herein by reference).

4.5
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

4.6	Form of 4.45% Notes due 2020 (Exhibit 4.2 to the August 5, 2010 8-K and incorporated herein by reference).
4.7	Form of 3.625% Notes due 2022 (Exhibit 4.2 to the August 9, 2012 8-K and incorporated herein by reference).
4.8
Base Indenture, dated as of October 29, 2014, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee (“2014 Base Indenture”), (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated October 29, 2014 (“October 29, 2014 8-K”) and incorporated herein by reference).

4.9
First Supplemental Indenture to the 2014 Base Indenture, dated as of October 29, 2014, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with our issuance of $750 million 3.65% Senior Notes due 2024 (Exhibit 4.2 to the October 29, 2014 8-K and incorporated herein by reference).

4.10	Form of 3.65% Notes due 2024 (included in Exhibit 4.2 to the October 29, 2014 8-K and incorporated herein by reference).
4.11
Second Supplemental Indenture to the 2014 Base Indenture, dated as of April 6, 2016, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with the issuance of $1.4 billion 3.60% Senior Notes due 2026 (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated April 6, 2016 (“April 6, 2016 8-K”) and incorporated herein by reference).

4.12	Form of 3.60% Notes due 2026 (included in Exhibit 4.1 to the April 6, 2016 8-K and incorporated herein by reference).
4.13
Base Indenture, dated as of July 8, 2019, among Omnicom Finance Holdings plc, as issuer, Omnicom Group Inc. and Omnicom Capital Inc., as guarantors, and Deutsche Bank Trust Company Americas, as trustee (“2019 Base Indenture”), (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 8, 2019 (“July 8, 2019 8-K”) and incorporated herein by reference).

4.14
First Supplemental Indenture to the 2019 Base Indenture, dated as of July 8, 2019, among Omnicom Finance Holdings plc, as issuer, Omnicom Group Inc. and Omnicom Capital Inc., as guarantors, and Deutsche Bank Trust Company Americas, as trustee, in connection with the issuance of €500 million aggregate principal amount of Senior Notes due 2027 and €500 million aggregate principal amount of Senior Notes due 2013 (Exhibit 4.2 to the July 8, 2019 8-K and incorporated herein by reference).

4.15	Form of 0.80% Notes due 2027 (included in Exhibit 4.2 to the July 8, 2019 8-K and incorporated herein by reference).
4.16	Form of 1.40% Notes due 2031 (included in Exhibit 4.2 to the July 8, 2019 8-K and incorporated herein by reference).
4.17	Description of Securities
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

OMNICOM GROUP INC.
February 11, 2020	BY:	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN D. WREN	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2020
John D. Wren

/s/ PHILIP J. ANGELASTRO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2020
Philip J. Angelastro

/s/ ANDREW L. CASTELLANETA	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 11, 2020
Andrew L. Castellaneta

/s/ ALAN R. BATKIN	Director	February 11, 2020
Alan R. Batkin

/s/ MARY C. CHOKSI	Director	February 11, 2020
Mary C. Choksi

/s/ ROBERT CHARLES CLARK	Director	February 11, 2020
Robert Charles Clark

/s/ LEONARD S. COLEMAN, JR.	Director	February 11, 2020
Leonard S. Coleman, Jr.

/s/ SUSAN S. DENISON	Director	February 11, 2020
Susan S. Denison

/s/ RONNIE S. HAWKINS	Director	February 11, 2020
Ronnie S. Hawkins

/s/ DEBORAH J. KISSIRE	Director	February 11, 2020
Deborah J. Kissire

/s/ GRACIA C. MARTORE	Director	February 11, 2020
Gracia C. Martore

/s/ LINDA JOHNSON RICE	Director	February 11, 2020
Linda Johnson Rice

/s/ VALERIE M. WILLIAMS	Director	February 11, 2020
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
The financial statements have been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board. Their report expresses the independent accountant’s judgment as to the fairness of management’s reported financial position, results of operations and cash flows. This judgment is based on the procedures described in the fifth and sixth paragraphs of their report.
Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Management, with the participation of our Chief Executive Officer, or CEO, Chief Financial Officer, or CFO, and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2019. There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2019, dated February 11, 2020.
The Board of Directors of Omnicom has an Audit Committee comprised of five independent directors. The Audit Committee meets periodically with financial management, Internal Audit and the independent auditors to review accounting, control, audit and financial reporting matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Omnicom Group Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the sufficiency of audit evidence over revenue recognition
As discussed in Note 3 to the consolidated financial statements, the Company provides an extensive range of advertising, marketing and corporate communication services through its branded networks and agencies, which operate in all major markets throughout the Americas, EMEA and Asia Pacific regions. Consolidated revenues across all disciplines and global economic markets was $14,953.7 million for the year-ended December 31, 2019.
We identified the evaluation of the sufficiency of audit evidence over revenue recognition as a critical audit matter. Revenue is recognized from contracts with customers that are based on statements of work which are typically separately negotiated with the client at a local agency level and local agencies execute tens of thousands of contracts per year. Evaluating the sufficiency of audit evidence obtained required a high degree of auditor judgment because of the volume of contracts entered into across the branded networks and agencies for which revenue is recorded. This included selecting the locations where testing would be performed and the supervision and review of procedures performed at those locations.
The primary procedures we performed to address this critical audit matter included the following. We applied auditor judgment to determine the scope of agencies at which we performed audit procedures and the nature and extent of the procedures performed at each location. At each agency where procedures were performed, we (1) tested certain internal controls over revenue recognition, including controls to check that local agencies are recording revenue in accordance with the Company’s accounting policies and billings are recorded and presented in accordance with client agreements, (2) examined a selection of contracts and assessed that the Company’s accounting policies are applied consistently and accurately, and (3) assessed the recording of revenue by selecting certain transactions and comparing the amounts recognized for consistency with the underlying documentation including contracts with customers. We evaluated the overall sufficiency of audit evidence obtained over revenue recognition.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
New York, New York
February 11, 2020

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$4,305.7	$3,652.4
Short-term investments, at cost	3.6	5.5
Accounts receivable, net of allowance for doubtful accounts of $21.5 and $26.8	7,829.0	7,666.1
Work in process	1,257.6	1,161.5
Other current assets	1,188.8	1,241.4
Total Current Assets	14,584.7	13,726.9
Property and Equipment at cost, less accumulated depreciation of $1,142.8 and $1,185.0	663.4	694.4
Operating Lease Right-Of-Use Assets	1,398.3	—
Equity Method Investments	106.8	120.9
Goodwill	9,440.5	9,384.3
Intangible Assets, net of accumulated amortization of $759.2 and $737.4	338.2	382.8
Other Assets	251.5	307.7
TOTAL ASSETS	$26,783.4	$24,617.0
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$11,768.4	$11,464.3
Customer advances	1,215.3	1,159.0
Current portion of debt	602.4	499.6
Short-term debt	10.1	8.1
Taxes payable	252.8	180.6
Other current liabilities	2,131.9	1,958.6
Total Current Liabilities	15,980.9	15,270.2
Long-Term Liabilities	1,006.8	1,197.8
Long-Term Liability - Operating Leases	1,274.7	—
Long-Term Debt	4,531.9	4,384.1
Deferred Tax Liabilities	408.1	413.7
Commitments and Contingent Liabilities (Note 18)
Temporary Equity - Redeemable Noncontrolling Interests	207.3	244.3
Equity:
Shareholders’ Equity:
Preferred stock, $1.00 par value, 7.5 million shares authorized, none issued	—	—
Common stock, $0.15 par value, 1.0 billion shares authorized, 297.2 million shares issued, 217.1 million and 223.9 million shares outstanding	44.6	44.6
Additional paid-in capital	760.9	728.8
Retained earnings	7,806.3	7,016.1
Accumulated other comprehensive income (loss)	(1,197.6)	(1,228.5)
Treasury stock, at cost, 80.1 million and 73.3 million shares	(4,560.3)	(4,013.9)
Total Shareholders’ Equity	2,853.9	2,547.1
Noncontrolling interests	519.8	559.8
Total Equity	3,373.7	3,106.9
TOTAL LIABILITIES AND EQUITY	$26,783.4	$24,617.0

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$14,953.7	$15,290.2	$15,273.6
Operating Expenses:
Salary and service costs	10,972.2	11,306.1	11,227.2
Occupancy and other costs	1,221.8	1,309.6	1,240.8
Net gain on disposition of subsidiaries	—	(178.4)	—
Cost of services	12,194.0	12,437.3	12,468.0
Selling, general and administrative expenses	405.9	455.4	439.7
Depreciation and amortization	231.5	264.0	282.1
	12,831.4	13,156.7	13,189.8
Operating Profit	2,122.3	2,133.5	2,083.8
Interest Expense	244.3	266.4	248.6
Interest Income	60.3	57.2	49.7
Income Before Income Taxes and Income From Equity Method Investments	1,938.3	1,924.3	1,884.9
Income Tax Expense	504.4	492.7	696.2
Income From Equity Method Investments	2.0	8.9	3.5
Net Income	1,435.9	1,440.5	1,192.2
Net Income Attributed To Noncontrolling Interests	96.8	114.1	103.8
Net Income - Omnicom Group Inc.	$1,339.1	$1,326.4	$1,088.4

Net Income Per Share - Omnicom Group Inc.:
Basic	$6.09	$5.85	$4.68
Diluted	$6.06	$5.83	$4.65

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net Income	$1,435.9	$1,440.5	$1,192.2
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	5.5	5.6	5.3
Income tax effect	(1.6)	(1.6)	(2.1)
	3.9	4.0	3.2
Defined benefit pension plans and postemployment arrangements:
Unrecognized actuarial gains (losses) and prior service cost for the period	(45.5)	10.4	(12.2)
Amortization of prior service cost and actuarial losses	8.7	16.6	16.1
Income tax effect	10.7	(7.9)	(1.7)
	(26.1)	19.1	2.2
Available-for-sale securities:
Unrealized gain for the period	—	—	0.8
Income tax effect	—	—	(0.3)
Reclassification	—	0.3	—
	—	0.3	0.5

Foreign currency translation adjustment	74.9	(319.1)	412.7

Other Comprehensive Income (Loss)	52.7	(295.7)	418.6

Comprehensive Income	1,488.6	1,144.8	1,610.8
Comprehensive Income Attributed To Noncontrolling Interests	96.3	83.9	129.4
Comprehensive Income - Omnicom Group Inc.	$1,392.3	$1,060.9	$1,481.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Common Stock, shares	297,217,440.0	297,217,440.0	297,217,440.0
Common Stock, par value	$44.6	$44.6	$44.6

Additional Paid-in Capital:
Beginning Balance	$728.8	$828.3	$798.3
Cumulative effect of accounting changes	—	—	4.5
Acquisition of noncontrolling interests	(22.3)	(39.7)	(25.7)
Change in temporary equity	38.2	(71.1)	27.1
Share-based compensation	72.5	70.5	80.2
Stock issued, share-based compensation	(56.3)	(59.2)	(56.1)
Ending Balance	760.9	728.8	828.3

Retained Earnings:
Beginning Balance	7,016.1	6,210.6	5,677.2
Cumulative effect of accounting changes	22.3	23.6	(31.6)
Net income	1,339.1	1,326.4	1,088.4
Common stock dividends declared	(571.2)	(544.5)	(523.4)
Ending Balance	7,806.3	7,016.1	6,210.6

Accumulated Other Comprehensive Income (Loss):
Beginning Balance	(1,228.5)	(963.0)	(1,356.0)
Cumulative effect of accounting changes	(22.3)	—	—
Other comprehensive income (loss)	53.2	(265.5)	393.0
Ending Balance	(1,197.6)	(1,228.5)	(963.0)

Treasury Stock:
Beginning Balance	(4,013.9)	(3,505.4)	(3,002.1)
Stock issued, share-based compensation	63.8	72.8	65.1
Common stock repurchased	(610.2)	(581.3)	(568.4)
Ending Balance	(4,560.3)	(4,013.9)	(3,505.4)

Shareholders’ Equity	2,853.9	2,547.1	2,615.1

Noncontrolling Interests:
Beginning Balance	559.8	537.1	497.6
Cumulative effect of accounting changes	—	0.4	—
Net income	96.8	114.1	103.8
Other comprehensive income (loss)	(0.5)	(30.2)	25.6
Dividends to noncontrolling interests	(97.3)	(134.9)	(101.7)
Acquisition of noncontrolling interests	(54.4)	(42.3)	(8.2)
Increase in noncontrolling interests from business combinations	15.4	115.6	20.0
Ending Balance	519.8	559.8	537.1

Total Equity	$3,373.7	$3,106.9	$3,152.2

Dividends Declared Per Common Share	$2.60	$2.40	$2.25

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$1,435.9	$1,440.5	$1,192.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of right-of-use assets	147.7	161.5	168.3
Amortization of intangible assets	83.8	102.5	113.8
Amortization of deferred gain on interest rate swaps	(14.8)	(12.9)	(12.9)
Share-based compensation	72.5	70.5	80.2
Net gain from disposition of subsidiaries	—	(178.4)	—
Impact of Tax Act	—	28.9	106.3
Other, net	5.8	29.2	27.5
Increase in operating capital	125.1	80.5	348.5
Net Cash Provided By Operating Activities	1,856.0	1,722.3	2,023.9
Cash Flows from Investing Activities:
Capital expenditures	(102.2)	(195.7)	(156.0)
Acquisition of businesses and interests in affiliates, net of cash acquired	(10.0)	(350.4)	(26.3)
Proceeds from disposition of subsidiaries	79.4	308.4	—
Proceeds from sale of investments and other	1.9	15.9	66.9
Net Cash Used In Investing Activities	(30.9)	(221.8)	(115.4)
Cash Flows from Financing Activities:
Proceeds from borrowings	1,112.4	—	—
Repayment of debt	(900.0)	—	—
Change in short-term debt	2.0	—	(18.1)
Dividends paid to common shareholders	(564.3)	(548.5)	(515.2)
Repurchases of common stock	(610.2)	(581.3)	(568.4)
Proceeds from stock plans	6.5	13.0	10.7
Acquisition of additional noncontrolling interests	(51.4)	(43.6)	(17.0)
Dividends paid to noncontrolling interest shareholders	(97.3)	(134.9)	(101.7)
Payment of contingent purchase price obligations	(64.6)	(99.0)	(108.4)
Other, net	(55.1)	(46.8)	(24.5)
Net Cash Used In Financing Activities	(1,222.0)	(1,441.1)	(1,342.6)
Effect of foreign exchange rate changes on cash and cash equivalents	50.2	(203.0)	227.9
Net Increase (Decrease) in Cash and Cash Equivalents	653.3	(143.6)	793.8
Cash and Cash Equivalents at the Beginning of Year	3,652.4	3,796.0	3,002.2
Cash and Cash Equivalents at the End of Year	$4,305.7	$3,652.4	$3,796.0

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
Adoption of ASU 2018-02
On January 1, 2019, we adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income, or ASU 2018-02, which required the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the change in the reduction of the U.S. federal statutory income tax rate to 21% from 35%. The tax effects of items included in accumulated comprehensive income at December 31, 2017 did not reflect the appropriate tax rate. The adoption of ASU 2018-02 resulted in reclassification between accumulated other comprehensive income and retained earnings of $22.3 million, and had no impact on our results of operations or financial position.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Significant Accounting Policies
Revenue Recognition. Revenue is recognized when a customer obtains control of promised goods or services (the performance obligation) in an amount that reflects the consideration we expect to receive in exchange for those goods or services (the transaction price). We measure revenue by estimating the transaction price based on the consideration specified in the client arrangement. Revenue is recognized as the performance obligations are satisfied. Our revenue is primarily derived from the planning and execution of advertising communications and marketing services in the following fundamental disciplines: advertising, which includes creative advertising services and strategic media planning and buying services, customer relationship management or CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare advertising. Our client contracts are primarily fees for service on a rate per hour or per project basis. Revenue is recorded net of sales, use and value added taxes.
Performance Obligations - In substantially all our disciplines, the performance obligation is to provide advisory and consulting services at an agreed-upon level of effort to accomplish the specified engagement. Our client contracts are comprised of diverse arrangements involving fees based on any one or a combination of the following: an agreed fee or rate per hour for the level of effort expended by our employees; commissions based on the client’s spending for media purchased from third parties; qualitative or quantitative incentive provisions specified in the contract; and reimbursement for third-party costs that we are required to include in revenue when we control the vendor services related to these costs and we act as principal. The transaction price of a contract is allocated to each distinct performance obligation based on its relative stand-alone selling price and is recognized as revenue when, or as, the customer receives the benefit of the performance obligation. Clients typically receive and consume the benefit of our services as they are performed. Substantially all our client contracts provide that we are compensated for services performed to date and allow for cancellation by either party on short notice, typically 90 days, without penalty.
Generally, our short-term contracts, which normally take 30 to 90 days to complete, are performed by a single agency and consist of a single performance obligation. As a result, we do not consider the underlying services as separate or distinct performance obligations because our services are highly interrelated, occur in close proximity, and the integration of the various components of a marketing message is essential to overall service. In certain of our long-term client contracts, which have a term of up to one year, the performance obligation is a stand-ready obligation, because we provide a constant level of similar services over the term of the contract. In other long-term contracts, when our services are not a stand-ready obligation, we consider our services distinct performance obligations and allocate the transaction price to each separate performance obligation based on its stand-alone selling price, including contracts for strategic media planning and buying services, which are considered to be multiple performance obligations, and we allocate the transaction price to each distinct service based on the staffing plan and the stand-alone selling price. In substantially all of our creative services contracts we have distinct performance obligations for our services, including certain creative services contracts where we act as an agent and arrange, at the client’s direction, for third parties to perform studio production efforts.
Revenue Recognition Methods - A substantial portion of our revenue is recognized over time, as the services are performed, because the client receives and consumes the benefit of our performance throughout the contract period, or we create an asset with no alternative use and are contractually entitled to payment for our performance to date in the event the client terminates the contract for convenience. For these over time client contracts, other than when we have a stand-ready obligation to perform services, revenue is recognized over time using input measures that correspond to the level of staff effort expended to satisfy the performance obligation on a rate per hour or equivalent basis. For client contracts when we have a stand-ready obligation to perform services on an ongoing basis over the life of the contract, typically for periods up to one year, where the scope of these arrangements is broad and there are no significant gaps in performing the services, we recognize revenue using a time-based measure resulting in a straight-line revenue recognition. From time to time, there may be changes in the client service requirements during the term of a contract and the changes could be significant. These changes are typically negotiated as new contracts covering the additional requirements and the associated costs, as well as additional fees for the incremental work to be performed.
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
Principal vs. Agent - In substantially all our businesses, we incur third-party costs on behalf of clients, including direct costs and incidental, or out-of-pocket costs. Third-party direct costs incurred in connection with the creation and delivery of advertising or marketing communication services include, among others: purchased media, studio production services, specialized talent, including artists and other freelance labor, event marketing supplies, materials and services, promotional items, market research and third-party data and other related expenditures. Out-of-pocket costs include, among others: transportation, hotel, meals and

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
telecommunication charges incurred by us in the course of providing our services. Billings related to out-of-pocket costs are included in revenue since we control the goods or services prior to delivery to the client.
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
Variable Consideration - Some of our client arrangements include variable consideration provisions, which include performance incentives, tiered commission structures and vendor rebates in certain markets outside of the United States. Variable consideration is estimated and included in total consideration at contract inception based on either the expected value method or the most likely outcome method. These estimates are based on historical award experience, anticipated performance and other factors known at the time. Performance incentives are typically recognized in revenue over time. Variable consideration for our media businesses in certain international markets includes rebate revenue and is recognized when it is probable that the media will be run, including when it is not subject to cancellation by the client. In addition, when we receive rebates or credits from vendors for transactions entered into on behalf of clients, they are remitted to the clients in accordance with contractual requirements or retained by us based on the terms of the client contract or local law. Amounts passed on to clients are recorded as a liability and amounts retained by us are recorded as revenue when earned, typically when the media is run.
Operating Expenses. Operating expenses include cost of services, selling, general and administrative expenses, or SG&A, and depreciation and amortization. We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up the vast majority of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor and direct service costs, which include third-party supplier costs and client-related travel costs. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses. SG&A expenses primarily consist of third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, which includes group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.
Cash and Cash Equivalents. Cash and cash equivalents include cash in banks and highly liquid interest-bearing time deposits with original maturities of three months or less. Due to the short-term nature of these investments, carrying value approximates fair value. We have a policy governing counterparty credit risk for financial institutions that hold our cash and cash equivalents and we have deposit limits for each institution.
Short-Term Investments. Short-term investments include interest-bearing time deposits with maturities of less than twelve months. Short-term investments are carried at cost, which approximates fair value.
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
Property and Equipment. Property and equipment are carried at cost and are depreciated over the estimated useful lives of the assets using the straight-line method. The estimated useful lives range from seven to ten years for furniture and three to five years for equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Assets under finance leases are amortized on a straight-line basis over the lease term.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Method Investments. Investments in companies where we exercise significant influence over the operating and financial policies of the investee and own less than 50% of the equity are accounted for using the equity method. Our proportionate share of the net income or loss of equity method investments is included in results of operations and any dividends received reduce the carrying value of the investment. The excess of the cost of our investment over our proportionate share of the fair value of the net assets of the investee at the acquisition date is recognized as goodwill and included in the carrying amount of the investment. Goodwill in the equity method investments is not amortized. Gains and losses from changes in our ownership interests are recorded in results of operations until control is achieved. In circumstances where a change in our ownership interest results in obtaining control, the existing carrying value of the investment is remeasured to the acquisition date fair value and any gain or loss is recognized in results of operations. We periodically review the carrying value of the equity method investments to determine if there has been an other-than-temporary decline in carrying value. A variety of factors are considered when determining if a decline in carrying value is other-than-temporary, including the financial condition and business prospects of the investee, as well as our investment intent.
Marketable Equity Securities. Marketable equity securities are measured at fair value and changes in fair value are recognized in results of operations.
Non-Marketable Equity Securities. Non-marketable equity securities do not have a readily determinable fair value and are measured at cost, less any impairment, and are adjusted for observable changes in fair value from transactions for identical or similar securities of the same issuer.
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
We review the carrying value of goodwill for impairment annually at June 30 and whenever events or circumstances indicate the carrying value may not be recoverable. The impairment evaluation compares the fair value of each reporting unit, which we identified as our five agency networks, to its carrying value, including goodwill. If the fair value of the reporting unit is equal to or greater than its carrying value, goodwill is not impaired. Goodwill is impaired when the carrying value of the reporting unit exceeds its fair value. Goodwill is written down to its fair value through a non-cash expense recorded in results of operations in the period the impairment is identified.
We identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units and practice areas of each agency network monitor the performance and are responsible for the agencies in their region. The regional reporting units report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We have concluded that, for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and the guidance set forth in FASB ASC Topic 350, Intangibles - Goodwill and Other. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. The main economic components of each agency are employee compensation and related costs and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead costs. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our client service strategy. We use the following valuation methodologies to determine the fair value of our reporting units: (1) the income approach, which utilizes discounted expected future cash flows, (2) comparative market participant multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) and (3) when available, consideration of recent and similar acquisition transactions.
Based on the results of the annual impairment test, we concluded that at June 30, 2019 and 2018 goodwill was not impaired because either the fair value of each reporting unit was substantially in excess of its respective net book value, or for reporting units with a negative book value, fair value of assets exceeds total assets. Subsequent to the annual impairment test of goodwill at June 30, 2019, there have been no events or circumstances that triggered the need for an interim impairment test.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Noncontrolling Interests. Noncontrolling interests represent equity interests in certain subsidiaries held by third parties. Noncontrolling interests are presented as a component of equity and the proportionate share of net income attributed to the noncontrolling interests is recorded in results of operations. Changes in noncontrolling interests that do not result in a loss of control are accounted for in equity. Gains and losses resulting from a loss of control are recorded in results of operations.
Foreign Currency Translation and Transactions. Substantially all of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities are translated into U.S. Dollars at the exchange rate on the balance sheet date and revenue and expenses are translated at the average exchange rate for the period. Translation adjustments are recorded in accumulated other comprehensive income. Net foreign currency transaction gains and losses are recorded in results of operations. In 2018, we recorded gains of $2.1 million, and in 2019 and 2017, we recorded losses of $11.2 million and $7.8 million, respectively.
Share-Based Compensation. Share-based compensation for restricted stock and stock option awards is measured at the grant date fair value. The fair value of restricted stock awards is determined and fixed using the closing price of our common stock on the grant date and is recorded in additional paid-in capital. The fair value of stock option awards is determined using the Black-Scholes option valuation model. For awards with a service only vesting condition, compensation expense is recognized on a straight-line basis over the requisite service period. For awards with a performance vesting condition, compensation expense is recognized on a graded-vesting basis. Typically, all share-based awards are settled with treasury stock. See Note 10 for additional information regarding our specific award plans.
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
Defined Benefit Pension Plans and Postemployment Arrangements. The funded status of our defined benefit plans is recorded as an asset or liability. Funded status is the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date, determined on a plan-by-plan basis. The benefit obligation for the defined benefit plans is the projected benefit obligation (“PBO”), which represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The fair value of plan assets represents the current market value. Overfunded plans where the fair value of plan assets exceeds the benefit obligation are aggregated and recorded as a prepaid pension asset equal to the excess. Underfunded plans where the benefit obligation exceeds the fair value of plan assets are aggregated and recorded as a liability equal to the excess. The benefit obligation liability for our postemployment arrangements is the PBO and these arrangements are not funded. The current portion of the benefit obligation for the defined benefit plans and postemployment arrangements, which represents the actuarial present value of benefits payable in the next twelve months that exceed the fair value of plan assets, is recorded in other current liabilities and the long-term portion is recorded in long-term liabilities.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Compensation. Some of our subsidiaries have deferred compensation arrangements with certain executives that provide for payments over varying terms upon retirement, cessation of employment or death. The cost of these arrangements is accrued during the employee’s service period.
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
Net Income Per Share. Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common shares outstanding, plus the dilutive effect of common share equivalents, which include outstanding stock options and restricted stock awards. Prior to 2019, net income per share was computed using the two-class method because certain unvested restricted stock awards granted prior to 2014 received non-forfeitable dividends at the same rate as the common stock and therefore were considered participating securities. Under the two-class method, basic and diluted net income per share is reduced for a presumed hypothetical distribution of earnings to holders of participating securities.
Leases. At the inception of a contract we assess whether the contract is, or contains, a lease. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of the criteria. Substantially all our operating leases are leases for office space, and substantially all our finance leases are leases for office furniture and technology equipment.
For all leases a ROU asset and lease liability are recognized at the lease commencement date. The lease liability represents the present value of the lease payments under the lease. The ROU asset is initially measured at cost, which includes the initial lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All ROU assets are reviewed for impairment. The lease liability is initially measured as the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, our secured incremental borrowing rate for the same term as the underlying lease. For real estate and certain equipment operating leases, we use our secured incremental borrowing rate. For finance leases, we use the rate implicit in the lease or our secured incremental borrowing rate if the implicit lease rate cannot be determined.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentration of Credit Risk. We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every industry sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 3.0% of revenue in 2019.
Derivative Financial Instruments. All derivative instruments, including certain derivative instruments embedded in other contracts, are recorded at fair value. Derivatives qualify for hedge accounting if: the hedging instrument is designated as a hedge, the hedged exposure is specifically identifiable and exposes us to risk, and a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure have a high degree of correlation. The method of assessing hedge effectiveness and measuring hedge ineffectiveness is formally documented. Hedge effectiveness is assessed, and hedge ineffectiveness is measured at least quarterly throughout the designated hedge period. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through results of operations or recognized in other comprehensive income until the hedged item is recognized in results of operations. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors.
Fair Value. We apply the fair value measurement guidance in FASB ASC Topic 820, Fair Value Measurements and Disclosures, for our financial assets and liabilities that are required to be measured at fair value and for our nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis, which includes goodwill and other identifiable intangible assets. The measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy:
•Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2 - Unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical assets or liabilities in markets that are not active; and model-derived valuations with observable inputs.
•Level 3 - Unobservable inputs for the asset or liability.
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
3. Revenue
Effective January 1, 2018, we adopted ASC Topic 606 Revenue from Contracts with Customers, or ASC 606. ASC 606 was applied using the modified retrospective method, where the cumulative effect of the initial application was recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, 2017 has not been adjusted and continues to be reported under FASB ASC Topic 605, Revenue Recognition.
Nature of our services
We provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. Our branded networks and agencies operate in all major markets and provide services in the following fundamental disciplines: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare. Advertising includes creative services, as well as strategic media planning and buying and data analytics services. CRM Consumer Experience includes Omnicom’s Precision Marketing Group and digital/direct agencies, as well as our branding, shopper marketing and experiential marketing agencies. CRM Execution & Support includes field marketing, sales support, merchandising and point of sale, as well as other specialized marketing and custom communications services. Public relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes advertising and media services to global healthcare clients. At the core of all our services is the ability to create or develop a client’s marketing or corporate communications message into content that can be delivered to a target audience across different communications mediums.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue by discipline was (in millions):

	Year Ended December 31,
	2019	2018	2017
Advertising	$8,451.7	$8,281.0	$8,175.9
CRM Consumer Experience	2,610.0	2,629.6	2,615.9
CRM Execution & Support	1,361.2	1,891.6	2,135.8
Public Relations	1,378.9	1,435.1	1,411.4
Healthcare	1,151.9	1,052.9	934.6
	$14,953.7	$15,290.2	$15,273.6
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.
Revenue in our principal geographic markets was (in millions):

	Year Ended December 31,
	2019	2018	2017
Americas:
North America	$8,478.8	$8,442.5	$8,686.0
Latin America	403.4	457.5	494.8
EMEA:
Europe	4,107.4	4,375.4	4,127.9
Middle East and Africa	314.6	304.4	314.6
Asia-Pacific	1,649.5	1,710.4	1,650.3
	$14,953.7	$15,290.2	$15,273.6
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States in 2019 and 2018 was $8,033.0 million and $7,999.8 million, respectively.
Contract assets and liabilities
Work in process includes contract assets, unbilled fees and costs, and media and production costs. Contract liabilities primarily consist of customer advances. Work in process and contract liabilities were (in millions):

	December 31,
	2019	2018
Work in process:
Contract assets and unbilled fees and costs	$689.2	$540.1
Media and production costs	568.4	621.4
	$1,257.6	$1,161.5
Contract liabilities:
Customer advances	$1,215.3	$1,159.0
Work in process represents accrued costs incurred on behalf of customers, including media and production costs, and fees and other third-party costs that have not yet been billed. Media and production costs are billed during the production process in accordance with the terms of the client contract. Contract assets primarily include incentive fees, which are not material and will be billed to clients in accordance with the terms of the client contract. Substantially all unbilled fees and costs will be billed within the next 30 days. The contract liability primarily represents advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs that are generally incurred in the near term. No impairment losses to the contract assets were recorded in 2019 and 2018.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Net Income per Share
The computations of basic and diluted net income per share were (in millions, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net income available for common shares:
Net income - Omnicom Group Inc.	$1,339.1	$1,326.4	$1,088.4
Net income allocated to participating securities	—	(0.1)	(1.6)
	$1,339.1	$1,326.3	$1,086.8
Weighted average shares
Basic	219.8	226.6	232.3
Dilutive stock options and restricted shares	1.1	1.0	1.6
Diluted	220.9	227.6	233.9

Anti-dilutive stock options and restricted shares	—	1.0	1.0
Net Income per Share - Omnicom Group Inc.:
Basic	$6.09	$5.85	$4.68
Diluted	$6.06	$5.83	$4.65

5. Business Combinations
In 2019, we completed two acquisitions, which increased goodwill $47.4 million. Additionally, in 2019 we acquired additional equity interests in certain majority owned subsidiaries, which are accounted for as equity transactions, and no additional goodwill was recorded. None of the acquisitions in 2019, either individually or in the aggregate, was material to our results of operations or financial position.
The evaluation of potential acquisitions is based on various factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings, as well as our experience and judgment. Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our strategic business platforms and agency brands, through the expansion of their geographic area or their service capabilities to better serve our clients. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are derived using the performance of the acquired company and are based on predetermined formulas. At December 31, 2019 and 2018, contingent purchase price obligations were $107.7 million and $146.5 million, respectively, of which $29.5 million and $65.4 million, respectively, are included in other current liabilities.
For each acquisition, we undertake a detailed review to identify other intangible assets that are required to be valued separately. We use several market participant measurements to determine fair value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies, and when available and as appropriate, we use comparative market multiples to supplement our analysis. As is typical for most service businesses, a substantial portion of the intangible asset value we acquire is the specialized know-how of the workforce, which is treated as part of goodwill and is not valued separately. A significant portion of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names. One of the primary drivers in executing our acquisition strategy is the existence of, or the ability to, expand our existing client relationships. The expected benefits of our acquisitions are typically shared across multiple agencies and regions.
6. Goodwill and Intangible Assets
Goodwill and intangible assets were (in millions):

	December 31,
	2019			2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,957.5	$(517.0)	$9,440.5	$9,898.6	$(514.3)	$9,384.3
Intangible assets:
Purchased and internally developed software	$350.7	$(288.5)	$62.2	$356.4	$(302.2)	$54.2
Customer related and other	746.7	(470.7)	276.0	763.8	(435.2)	328.6
	$1,097.4	$(759.2)	$338.2	$1,120.2	$(737.4)	$382.8

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in goodwill were (in millions):

	Year Ended December 31,
	2019	2018
January 1	$9,384.3	$9,337.5
Acquisitions	5.5	250.6
Noncontrolling interests in acquired businesses	17.2	112.0
Contingent purchase price obligations of acquired businesses	24.7	60.0
Dispositions	(19.1)	(143.6)
Foreign currency translation	27.9	(232.2)
December 31	$9,440.5	$9,384.3
No goodwill impairment losses were recorded in 2019 or 2018, and there are no accumulated goodwill impairment losses.
7. Debt
Credit Facilities
At December 31, 2019, we have a $2.5 billion multi-currency revolving Credit Facility, expiring on July 31, 2021, uncommitted credit lines aggregating $1.3 billion and the ability to issue up to $2 billion of commercial paper. These facilities provide additional liquidity sources for working capital and general corporate purposes. At December 31, 2019, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At December 31, 2019 we were in compliance with these covenants as our Leverage Ratio was 2.2 times and our Interest Coverage Ratio was 10.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
At December 31, 2019 and 2018, short-term debt of $10.1 million and $8.1 million, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. The weighted average interest rate was 2.5% and 4.2%, respectively. Due to the short-term nature of this debt, carrying value approximates fair value.
Long-Term Debt
Long-term debt was (in millions):

	December 31,
	2019	2018
6.25% Senior Notes due 2019	$—	$500.0
4.45% Senior Notes due 2020	600.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
€500 Million 0.80% Senior Notes due 2027	561.4	—
€500 Million 1.40% Senior Notes due 2031	561.4	—
	5,122.8	4,900.0
Unamortized premium (discount), net	0.8	4.9
Unamortized debt issuance costs	(20.0)	(16.4)
Unamortized deferred gain from settlement of interest rate swaps	30.7	48.0
Fair value of interest rate swaps	—	(52.8)
	5,134.3	4,883.7
Current portion	(602.4)	(499.6)
Long-term debt	$4,531.9	$4,384.1

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On July 15, 2019, our $500 million 6.25% Senior Notes due 2019, or 2019 Notes, matured and were retired. On July 8, 2019, Omnicom Finance Holdings plc, or OFHP, a U.K.-based wholly owned subsidiary of Omnicom, issued €500 million 0.80% Senior Notes due July 8, 2027 and €500 million 1.40% Senior Notes due July 8, 2031, collectively the Euro Notes. The U.S. Dollar equivalent of the net proceeds from the issuance of the Euro Notes, after deducting the underwriting discount and offering expenses, was $1.1 billion. The net proceeds were used to retire the outstanding 2019 Notes at maturity, to redeem $400 million of our outstanding $1 billion 4.45% Senior Notes due 2020, or the 2020 Notes, on August 1, 2019, and for general corporate purposes. In connection with the partial redemption of the 2020 Notes, we recorded a net extinguishment loss of $6.3 million in interest expense. At December 31, 2019, the remaining $600 million of the 2020 Notes were classified as current.
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under all our U.S. Dollar-denominated senior notes. The U.S. Dollar-denominated senior notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans or advances. The U.S. Dollar-denominated senior notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and OCI have, jointly and severally, fully and unconditionally guaranteed OFHP’s obligations with respect to the Euro Notes. OFHP’s assets consist of its investments in several wholly owned finance companies that function as treasury centers providing funding for various operating companies in Europe, Brazil, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom, OCI or OFHP to obtain funds from their subsidiaries through dividends, loans or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFHP and each of Omnicom and OCI, respectively.
At December 31, 2019, the maturities of our long-term debt were (in millions):

2020	$600.0
2021	—
2022	1,250.0
2023	—
2024	750.0
Thereafter	2,522.8
Total principal payments	$5,122.8
We may use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. Interest rate swaps hedge the risk of changes in fair value of the underlying debt attributable to changes in the benchmark interest rate. In August 2019, we settled the outstanding $750 million fixed-to-floating interest rate swap on our 3.65% Senior Notes due 2024, or 2024 Notes, and the $500 million fixed-to-floating interest rate swap on our 3.60% Senior Notes due 2026, or 2026 Notes. On settlement, we realized a net gain of $3.3 million that is being amortized in interest expense over the remaining term of the 2024 Notes and 2026 Notes. As a result of the settlement, our long-term debt portfolio consists entirely of fixed rate debt. At December 31, 2018, we recorded a long-term liability of $21.8 million and $31.0 million representing the fair value of the swaps on the 2024 Notes and 2026 Notes, respectively.
Interest Expense
Interest expense is composed of (in millions):

	Year Ended December 31,
	2019	2018	2017
Long-term debt	$194.6	$201.6	$201.6
Commercial paper	6.5	9.6	12.5
Interest rate swaps	6.1	5.2	(7.2)
Amortization of deferred gain on interest rate swaps	(14.8)	(12.9)	(12.9)
Fees	4.7	5.6	5.6
Pension and other interest	47.2	57.3	49.0
	$244.3	$266.4	$248.6

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
Revenue and long-lived assets and goodwill by geographic region were (in millions):

	Americas	EMEA	Asia-Pacific
December 31, 2019
Revenue	$8,882.2	$4,422.0	$1,649.5
Long-lived assets and goodwill	7,782.0	3,061.3	658.9
December 31, 2018
Revenue	$8,900.0	$4,679.8	$1,710.4
Long-lived assets and goodwill	6,946.1	2,578.9	553.7
December 31, 2017
Revenue	$9,180.8	$4,442.5	$1,650.3
Long-lived assets and goodwill	6,633.8	2,840.8	553.8
The increase in long-lived assets and goodwill from 2018 to 2019 is primarily the result of recording the operating lease ROU assets upon the adoption of ASC 842 on January 1, 2019 (see Note 1).
9. Equity Method Investments
Income from our equity method investments in 2019, 2018 and 2017 was $2.0 million, $8.9 million and $3.5 million, respectively. At December 31, 2019 and 2018, our proportionate share in the net assets of the equity method investments was $37.0 million and $42.9 million, respectively. Equity method investments are not material to our results of operations or financial position; therefore, summarized financial information is not required to be presented.
10. Share-Based Compensation Plans
Share-based incentive awards are granted to employees under the 2013 Incentive Award Plan, or the 2013 Plan, which is administered by the Compensation Committee of the Board of Directors, or Compensation Committee. Awards include stock options, restricted stock and other stock awards. The maximum number of shares of common stock that can be granted under the 2013 Plan is 33 million shares plus any shares awarded under the 2013 Plan and any prior plan that have been forfeited or have expired. Stock option awards reduce the number of shares available for grant on a one-for-one basis and all other awards reduce the number of shares available for grant by 3.5 shares for each share awarded. The terms of each award and the exercise date are determined by the Compensation Committee. The 2013 Plan does not permit the holder of an award to elect cash settlement under any circumstances. At December 31, 2019, there were 24,648,995 shares available for grant under the 2013 Plan. If all shares available for grant were for awards other than stock options, shares available for grant would be 7,042,570.
Share-based compensation expense in 2019, 2018 and 2017 was $72.5 million, $70.5 million and $80.2 million, respectively. At December 31, 2019, unamortized share-based compensation that will be expensed over the next five years is $159.2 million.
We record a deferred tax asset for the share-based compensation expense recognized for financial reporting purposes that has not been deducted on our income tax return. Beginning in 2018, excess tax benefits and deficiencies related to share-based compensation are recorded as compensation expense in results of operations upon vesting of restricted stock awards or exercise of stock options. Excess tax benefits and deficiencies represent the difference between the actual compensation deduction for tax purposes, which is calculated as the difference between the grant date price of the award and the price of our common stock on the vesting or exercise date. In 2019 and 2018, we recognized excess tax benefits of $2.8 million and $7.4 million, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
The exercise price of stock option awards cannot be less than 100% of the market price of our common stock on the grant date. The 2017 option awards vest 100% three years from grant date and have a maximum contractual life of six years. All prior option awards have a maximum contractual life of 10 years.
Stock option activity was:

	Year Ended December 31,
	2019		2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
January 1	988,050	$80.37	1,593,422	$63.11	719,757	$27.88
Granted	—	—	—		1,000,000	$84.94
Exercised	(57,300)	$23.40	(500,122)	$24.43	(102,335)	$23.40
Forfeited	(64,750)	$84.94	(105,250)	$84.94	(24,000)	$84.94
December 31	866,000	$83.80	988,050	$80.37	1,593,422	$63.11

Exercisable December 31	60,000	$68.42	117,300	$46.43	617,422	$28.61
At December 31, 2019, options outstanding and exercisable were:

			Options Outstanding			Options Exercisable
Exercise Price Range			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$66.00	to	$71.00	60,000	4.4 years	$68.42	60,000	$68.42
$84.00	to	$85.00	806,000	3.2 years	$84.94	—	$84.94
			866,000			60,000
The 2017 option award grant date fair value of $9.87 was determined using the Black-Scholes option valuation model. The assumptions for the model, without adjusting for the risk of forfeiture and lack of liquidity, were: expected life 4.5 years, risk free interest rate 2.0%, expected volatility 16.3% and dividend yield 2.6%.
Restricted Stock
Restricted stock activity was:

	Year Ended December 31,
	2019	2018	2017
January 1	2,553,902	2,859,373	3,802,105
Granted	956,135	815,810	966,919
Vested	(798,468)	(944,048)	(1,757,269)
Forfeited	(164,568)	(177,233)	(152,382)
December 31	2,547,001	2,553,902	2,859,373

Weighted average grant date fair value of shares granted in the period	$72.13	$67.62	$74.10

Weighted average grant date fair value at December 31	$70.89	$69.77	$68.85
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PRSU activity was:

	Year Ended December 31,
	2019		2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
January 1	509,844	$80.41	488,887	$82.01	462,381	$77.05
Granted	181,782	75.64	182,582	73.72	173,770	84.94
Distributed	(153,492)	83.23	(161,625)	77.68	(147,264)	69.89
December 31	538,134	$77.99	509,844	$80.41	488,887	$82.01
Employee Stock Purchase Plan
The employee stock purchase plan, or ESPP, enables employees to purchase our common stock through payroll deductions over each plan quarter at 95% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974, or ERISA. In 2019, 2018 and 2017, employees purchased 76,040 shares, 91,086 shares and 101,862 shares, respectively. All shares purchased were treasury stock, for which we received $5.6 million, $6.5 million and $7.6 million, respectively. At December 31, 2019, there were 8,599,311 shares available under the ESPP.
11. Income Taxes
We file a consolidated U.S. federal income tax return and income tax returns in various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions. Our principal foreign jurisdictions include the United Kingdom, France and Germany. The Internal Revenue Service has completed its examination of our U.S. federal tax returns through 2015. Tax returns in the United Kingdom, France and Germany have been examined through 2016, 2015 and 2009, respectively.
On December 22, 2017, the Tax Cuts and Jobs Act, or Tax Act, was enacted into law, which significantly changed U.S. corporate tax law by, among other things, lowering the U.S. federal statutory income tax rate to 21% from 35% for tax years beginning January 1, 2018, implementing a territorial tax system, and imposing a one-time transition tax on the deemed repatriation of accumulated earnings of foreign subsidiaries. The changes required that we record the transition tax expense on the accumulated earnings of our foreign subsidiaries and remeasure our previously reported deferred tax positions to reflect the impact of the revised statutory U.S. federal rate.
At December 31, 2017, we estimated the effect of the Tax Act and recorded a net increase to income tax expense of $106.3 million. The provisional amount included an increase in income tax expense of $192.1 million for the transition tax and a reduction in income tax expense for the remeasurement of our deferred tax assets and liabilities of $173.3 million. At December 31, 2017, after taking into consideration available foreign tax credits and other items, we recorded a net liability of $102.9 million for the transition tax.
The territorial tax system allows us to repatriate earnings of our foreign subsidiaries without incurring additional U.S. tax by providing a 100% dividend exemption. While the change to a territorial tax system limits U.S. federal income tax to domestic source income, foreign source income is subject to tax in the appropriate foreign jurisdiction at the local rate, which in certain jurisdictions may be higher than the U.S. federal statutory income tax rate of 21%. As a result, the foreign tax rate differential will cause our effective tax rate to be higher than the U.S. federal statutory income tax rate. In 2017, we recorded a charge of $87.5 million related to the withholding taxes.
In 2018, we recorded additional income tax expense of $28.9 million reflecting the finalization of the provisional estimate of the effect of the Tax Act recorded in 2017. At December 31, 2019 and 2018, the liability for the transition tax was $123.6 million and $139.1 million, respectively.
We have elected to account for any tax on the global intangible low-taxed income, or GILTI, in the period in which it is incurred. In 2019 and 2018, we provided $14.7 million and $12.9 million, respectively, for tax impacts of GILTI.
The components of income before income taxes were (in millions):

	Year Ended December 31,
	2019	2018	2017
Domestic	$913.1	$643.7	$832.4
International	1,025.2	1,280.6	1,052.5
	$1,938.3	$1,924.3	$1,884.9

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax expense (benefit) was (in millions):

	Year Ended December 31,
	2019	2018	2017
Current:
U.S. federal	$180.2	$273.8	$458.8
U.S. state and local	33.9	35.5	36.5
International	306.9	305.2	280.2
	521.0	614.5	775.5
Deferred:
U.S. federal	19.1	(104.2)	(205.5)
U.S. state and local	(22.5)	2.8	11.1
International	(13.2)	(20.4)	115.1
	(16.6)	(121.8)	(79.3)
	$504.4	$492.7	$696.2
The reconciliation from the statutory U.S. federal income tax rate to our effective tax rate is:

	2019	2018	2017
Statutory U.S. federal income tax rate	21.0%	21.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefit	0.5	1.6	1.3
Effect of Tax Act	—	1.5	5.6
International tax rate differentials	4.5	3.8	(3.8)
Other	—	(2.3)	(1.2)
Effective tax rate	26.0%	25.6%	36.9%
The effective tax rate for 2019 includes a reduction of $10.8 million primarily from the net favorable settlement of uncertain tax positions in various jurisdictions in the second quarter of 2019. The international tax rate differentials in 2019 and 2018 are primarily attributed to our earnings in Germany, Canada, France, Japan and Brazil being taxed at higher rates than the U.S. statutory tax rate.
Income tax expense in 2019, 2018 and 2017 includes $2.2 million, $3.6 million and $2.5 million, respectively, of interest, net of tax benefit, and penalties related to tax positions taken on our tax returns. At December 31, 2019 and 2018, accrued interest and penalties were $20.0 million and $21.1 million, respectively.
The components of deferred tax assets and liabilities and balance sheet classification were (in millions):

	December 31,
	2019	2018
Deferred tax assets:
Compensation	$210.9	$209.7
Tax loss and credit carryforwards	60.6	38.1
Basis differences from acquisitions	22.9	13.9
Basis differences from short-term assets and liabilities	42.2	35.7
Other	4.6	10.8
Deferred tax assets	341.2	308.2
Valuation allowance	(7.6)	(3.0)
Net deferred tax assets	$333.6	$305.2
Deferred tax liabilities:
Goodwill and intangible assets	$598.0	$577.5
Unremitted foreign earnings	69.0	69.2
Basis differences from investments	9.0	9.6
Financial instruments	0.9	0.8
Deferred tax liabilities	$676.9	$657.1

Long-term deferred tax assets	$64.8	$61.8
Long-term deferred tax liabilities	$408.1	$413.7

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We have concluded that it is more likely than not that we will be able to realize our net deferred tax assets in future periods because results of future operations are expected to generate sufficient taxable income. The valuation allowance of $7.6 million and $3.0 million at December 31, 2019 and 2018, respectively, relates to tax losses in international jurisdictions. Tax loss and credit carryforwards for which there is no valuation allowance are available for periods ranging from 2020 to 2039, which is longer than the forecasted utilization of such carryforwards.
A reconciliation of our unrecognized tax benefits is (in millions):

	December 31,
	2019	2018
January 1	$182.8	$173.7
Additions:
Current year tax positions	12.3	30.1
Prior year tax positions	29.4	5.2
Reduction of prior year tax positions	(13.1)	(25.4)
Settlements	(5.0)	—
Foreign currency translation	0.4	(0.8)
December 31	$206.8	$182.8
The majority of the liability for uncertain tax positions is recorded in long-term liabilities. At December 31, 2019 and 2018, approximately $179.0 million and $174.0 million, respectively, of the liability for uncertain tax positions would affect our effective tax rate upon resolution of the uncertain tax positions.
12. Pension and Other Postemployment Benefits
Defined Contribution Plans
Our domestic and international subsidiaries provide retirement benefits for their employees primarily through defined contribution profit sharing and savings plans. Contributions to the plans vary by subsidiary and have generally been in amounts up to the maximum percentage of total eligible compensation of participating employees that is deductible for income tax purposes. Contribution expense in 2019, 2018 and 2017 was $115.2 million, $118.8 million and $112.9 million, respectively.
Defined Benefit Pension Plans
Two of our U.S. businesses and several of our non-U.S. businesses sponsor noncontributory defined benefit pension plans. These plans provide benefits to employees based on formulas recognizing length of service and earnings. The U.S. plans cover approximately 600 participants, are closed to new participants and do not accrue future benefit credits. The non-U.S. plans, which include plans required by local law, cover approximately 6,100 participants and are not subject to ERISA.
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
The components of net periodic benefit expense were (in millions):

	Year Ended December 31,
	2019	2018	2017
Service cost	$7.9	$7.7	$10.1
Interest cost	8.2	7.9	7.9
Expected return on plan assets	(3.5)	(2.8)	(3.6)
Amortization of prior service cost	0.8	4.4	4.6
Amortization of actuarial losses	2.5	6.9	7.0
	$15.9	$24.1	$26.0

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included in accumulated other comprehensive income at December 31, 2019 and 2018 were unrecognized actuarial losses and unrecognized prior service cost of $93.9 million ($58.3 million net of income taxes) and $70.0 million ($42.0 million net of income taxes), respectively, that have not yet been recognized in net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2020 is $7.3 million.
The weighted average assumptions used to determine net periodic benefit expense were:

	Year Ended December 31,
	2019	2018	2017
Discount rate	2.9%	3.6%	3.5%
Compensation increases	2.5%	2.5%	2.0%
Expected return on plan assets	5.5%	5.8%	5.3%
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
Our funding policy is to contribute amounts sufficient to meet minimum funding requirements in accordance with the applicable employee benefit and tax laws that the plans are subject to, plus such additional amounts as we may determine to be appropriate. In 2019 and 2018, we contributed $7.1 million and $8.0 million, respectively, to the defined benefit pension plans. We do not expect the contributions for 2020 to differ materially from the 2019 contributions.
The change in benefit obligation and fair value of plan assets of the defined benefit pension plans were (in millions):

	December 31,
	2019	2018
Benefit Obligation:
January 1	$258.4	$277.0
Service cost	7.9	7.7
Interest cost	8.2	7.9
Amendments, curtailments and settlements	1.4	0.1
Actuarial losses (gains)	28.8	(16.0)
Benefits paid	(9.2)	(23.1)
Foreign currency translation	(2.0)	4.8
December 31	$293.5	$258.4
Fair Value of Plan Assets:
January 1	$57.4	$80.3
Actual return on plan assets	8.7	(4.7)
Employer contributions	7.1	8.0
Benefits paid	(9.2)	(23.1)
Foreign currency translation and other	0.3	(3.1)
December 31	$64.3	$57.4
The funded status and balance sheet classification of the defined benefit pension plans were (in millions):

	December 31,
	2019	2018
Funded Status	$(229.2)	$(201.0)

Other assets	$2.8	$2.5
Other current liabilities	(5.1)	(5.1)
Long-term liabilities	(226.9)	(198.4)
	$(229.2)	$(201.0)

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2019 and 2018, the accumulated benefit obligation for our defined benefit pension plans was $268.9 million and $219.9 million, respectively.
Plans with benefit obligations in excess of plan assets were (in millions):

	December 31,
	2019	2018
Benefit obligation	$(280.7)	$(247.0)
Plan assets	48.3	43.5
	$(232.4)	$(203.5)
The weighted average assumptions used to determine the benefit obligation were:

	December 31,
	2019	2018
Discount rate	2.8%	3.6%
Compensation increases	2.7%	2.7%
At December 31, 2019, the estimated benefits expected to be paid over the next 10 years are (in millions):

2020	$10.4
2021	14.2
2022	15.6
2023	17.0
2024	23.6
2025 - 2029	129.3
Postemployment Arrangements
We have executive retirement agreements under which benefits will be paid to participants or to their beneficiaries over periods up to ten years beginning after cessation of full-time employment. Our postemployment arrangements are unfunded and benefits are paid when due.
The components of net periodic benefit expense were (in millions):

	Year Ended December 31,
	2019	2018	2017
Service cost	$4.4	$4.7	$4.4
Interest cost	4.3	3.6	3.7
Amortization of prior service cost	4.5	3.5	3.5
Amortization of actuarial losses	0.9	1.8	1.0
	$14.1	$13.6	$12.6
Included in accumulated other comprehensive income at December 31, 2019 and 2018 were unrecognized actuarial losses and unrecognized prior service cost of $60.8 million ($37.2 million net of income taxes) and $48.0 million ($28.0 million net of income taxes), respectively, that have not yet been recognized in the net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2020 is $6.4 million.
The weighted average assumptions used to determine net periodic benefit expense were:

	Year Ended December 31,
	2019	2018	2017
Discount rate	2.9%	3.4%	3.9%
Compensation increases	3.5%	3.5%	3.5%
Experience gains and losses and effects of changes in actuarial assumptions are amortized over a period no longer than the expected average future service of active employees.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2019 and 2018, the benefit obligation and balance sheet classification were (in millions):

	December 31,
	2019	2018
January 1	$126.5	$127.7
Service cost	4.4	4.7
Interest cost	4.3	3.6
Amendments	4.5	6.5
Actuarial (gain) loss	14.1	(7.9)
Benefits paid	(7.8)	(8.1)
December 31	$146.0	$126.5

Other current liabilities	$8.6	$7.7
Long-term liabilities	137.4	118.8
	$146.0	$126.5
The weighted average assumptions used to determine the benefit obligation were:

	December 31,
	2019	2018
Discount rate	2.9%	4.0%
Compensation increases	3.5%	3.5%
At December 31, 2019, the estimated benefits expected to be paid over the next 10 years are (in millions):

2020	$8.7
2021	9.0
2022	9.6
2023	8.9
2024	8.8
2025 - 2029	46.0

13. Dispositions of Subsidiaries and Repositioning Actions
In the third quarter of 2018, we disposed of certain businesses, primarily in our CRM Execution & Support discipline, and recorded a net gain of $178.4 million. Additionally, we took certain repositioning actions in an effort to continue to improve our strategic position and achieve operating efficiencies and recorded charges of $149.4 million, which included $68.4 million for severance, $73.5 million for office lease consolidation and termination and other costs of $7.5 million.
At December 31, 2019 and 2018, the liability for incremental severance and office lease consolidation and termination incurred in connection with our repositioning actions was $25.1 million and $78.9 million, respectively.
The impact of the repositioning actions and net gain on disposition of subsidiaries on operating expenses, income tax expense and noncontrolling interests for 2018 was (in millions):

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Supplemental Cash Flow Data
The change in operating capital was (in millions):

	Year Ended December 31,
	2019	2018	2017
(Increase) decrease in accounts receivable	$(156.6)	$88.3	$(341.6)
(Increase) decrease in work in process and other current assets	(99.8)	(269.3)	5.4
Increase (decrease) in accounts payable	276.3	242.9	763.2
Increase (decrease) in customer advances, taxes payable and other current liabilities	87.2	54.3	4.8
Change in other assets and liabilities, net	18.0	(35.7)	(83.3)
Increase (decrease)	$125.1	$80.5	$348.5

Income taxes paid	$361.0	$590.9	$566.0
Interest paid	$246.3	$243.2	$226.2
Supplemental non-cash information related to leases for the year ended December 31, 2019 was (in millions):

Net increase in lease liability:
Operating leases	$1,816.7
Finance leases	$54.1

15. Noncontrolling Interests
Changes in the ownership interests in our less than 100% owned subsidiaries were (in millions):

	Year Ended December 31,
	2019	2018	2017
Net income attributed to Omnicom Group Inc.	$1,339.1	$1,326.4	$1,088.4
Transfers (to) from noncontrolling interests:
Increase in additional paid-in capital from sale of shares in noncontrolling interests	—	4.4	1.8
Decrease in additional paid-in capital from purchase of shares in noncontrolling interests	(22.3)	(44.1)	(27.5)
Net transfers (to) from noncontrolling interests	(22.3)	(39.7)	(25.7)
Change from net income attributed to Omnicom Group Inc. and transfers (to) from noncontrolling interests	$1,316.8	$1,286.7	$1,062.7

16. Leases
The components of lease cost under ASC 842 for the year ended December 31, 2019 were (in millions):

Operating lease cost	$317.8
Variable lease cost	38.2
Short-term lease cost	4.9
Sublease income	(5.1)
Finance lease cost:
Amortization of ROU assets	43.2
Interest	5.1
48.3
Total lease cost	$404.1
Rent expense under ASC 840 for the two years ended December 31, 2018 was (in millions):

	Year Ended December 31,
	2018	2017
Office rent	$295.0	$336.7
Equipment rent	16.6	20.1
Third-party sublease rent	(7.2)	(6.3)
Total rent cost	$304.4	$350.5

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The balance sheet classification, weighted average remaining lease term and weighted average discount rate related to our operating and finance leases under ASC 842 at December 31, 2019 were (in millions):

Operating leases:
ROU asset	$1,398.3
Lease liability:
Other current liabilities	$290.3
Long-term liability - operating leases	1,274.7
$1,565.0

Weighted average remaining lease term (years)	8.2
Weighted average discount rate	3.8%
Finance leases:
Property and equipment, net	$138.7
Lease liability:
Other current liabilities	$46.6
Long-term liabilities	92.1
$138.7

Weighted average remaining lease term (years)	3.4
Weighted average discount rate	4.3%
The maturities of the lease liabilities at December 31, 2019 were (in millions):

	Operating Leases	Finance Leases
2020	$344.4	$49.7
2021	289.9	40.2
2022	233.6	28.8
2023	178.7	16.2
2024	155.0	6.8
Thereafter	642.5	3.9
Total lease payments	1,844.1	145.6
Less: Imputed interest	279.1	6.9
Present value of lease liability	$1,565.0	$138.7
Assets under capital lease and capital lease obligations under ASC 840 at December 31, 2018 were (in millions):

Assets under capital lease:
Cost	$258.2
Accumulated depreciation	(133.8)
$124.4
Capital lease obligations:
Current	$38.6
Long-term	88.9
$127.5
Amortization expense for assets under capital lease was $36.7 million and $31.1 million in 2018 and 2017, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Temporary Equity - Redeemable Noncontrolling Interests
Owners of noncontrolling equity interests in some of our subsidiaries have the right in certain circumstances to require us to purchase all or a portion of their equity interest at fair value as defined in the applicable agreements. Assuming that the subsidiaries perform over the relevant periods at their current profit levels, at December 31, 2019 the aggregate estimated maximum amount we could be required to pay in future periods is $207.3 million, of which $181.6 million is currently exercisable by the holders. If these rights are exercised, there would be an increase in net income attributable to Omnicom as a result of our increased ownership interest and the reduction of net income attributable to noncontrolling interests. The ultimate amount paid could be significantly different because the redemption amount depends on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates.
18. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not expect that these proceedings will have a material adverse effect on our results of operations or financial position.
19. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss), net of income taxes were (in millions):

	Cash Flow Hedge	Available-for-Sale Securities	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
January 1, 2018	$(26.3)	$(0.3)	$(88.4)	$(848.0)	$(963.0)
Other comprehensive income (loss) before reclassifications	—	—	7.3	(288.9)	(281.6)
Reclassification from accumulated other comprehensive income (loss)	4.0	0.3	11.8	—	16.1
December 31, 2018	(22.3)	—	(69.3)	(1,136.9)	(1,228.5)
Cumulative effect of accounting change	(5.6)	—	(16.7)	—	(22.3)
Other comprehensive income (loss) before reclassifications	—	—	(32.3)	75.4	43.1
Reclassification from accumulated other comprehensive income (loss)	3.9	—	6.2	—	10.1
December 31, 2019	$(24.0)	$—	$(112.1)	$(1,061.5)	$(1,197.6)

20. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis were (in millions):

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$4,305.7			$4,305.7
Short-term investments	3.6			3.6
Marketable equity securities	1.6			1.6
Foreign currency derivatives		$0.6		0.6
Liabilities:
Foreign currency derivatives		$0.4		$0.4
Contingent purchase price obligations			$107.7	107.7
December 31, 2018
Assets:
Cash and cash equivalents	$3,652.4			$3,652.4
Short-term investments	5.5			5.5
Marketable equity securities	1.5			1.5
Liabilities:
Interest rate derivatives		$52.8		$52.8
Foreign currency derivatives		0.1		0.1
Contingent purchase price obligations			$146.5	146.5

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in contingent purchase price obligations were (in millions):

	December 31,
	2019	2018
January 1	$146.5	$215.6
Acquisitions	51.1	85.8
Revaluation and interest	(18.0)	(30.1)
Payments	(71.4)	(100.3)
Foreign currency translation	(0.5)	(24.5)
December 31	$107.7	$146.5
The carrying amount and fair value of our financial assets and liabilities were (in millions):

	December 31,
	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$4,305.7	$4,305.7	$3,652.4	$3,652.4
Short-term investments	3.6	3.6	5.5	5.5
Marketable equity securities	1.6	1.6	1.5	1.5
Non-marketable equity securities	9.0	9.0	11.8	11.8
Foreign currency derivatives	0.6	0.6	—	—
Liabilities:
Short-term debt	$10.1	$10.1	$8.1	$8.1
Interest rate derivatives	—	—	52.8	52.8
Foreign currency derivatives	0.4	0.4	0.1	0.1
Contingent purchase price obligations	107.7	107.7	146.5	146.5
Long-term debt, including current portion	5,134.3	5,316.4	4,883.7	4,821.3
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
21. Derivative Instruments and Hedging Activities
We manage our exposure to foreign currency exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign currency exchange rate fluctuations. We may use interest rate swaps to manage our interest expense and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors.
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivatives. We periodically determine the potential loss from market risk on our derivatives by performing a value-at-risk analysis, or VaR. VaR is a statistical model that uses historical currency exchange rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2019 was not significant.
Foreign Currency Exchange Risk
As an integral part of our global treasury operations, we centralize our cash and use multicurrency pools to manage the foreign currency exchange risk that arises from imbalances between subsidiaries and their respective treasury centers from which they borrow or invest funds. In addition, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward foreign exchange contracts. To

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
manage this risk, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $284.2 million and $86.1 million at December 31, 2019 and 2018, respectively.
Foreign currency derivatives are designated as fair value hedges; therefore, any gain or loss in fair value incurred on those instruments is recorded in results of operations and is generally offset by decreases or increases in the fair value of the underlying exposure. By using these financial instruments, we reduce financial risk of adverse foreign exchange changes by foregoing any gain which might occur if the markets move favorably. The terms of our forward foreign exchange contracts are generally less than 90 days.
Interest Rate Risk
In August 2019, we settled the outstanding fixed-to-floating interest rate swaps (see Note 7). As a result of the settlement, our long-term debt portfolio consists entirely of fixed rate debt. However, interest expense on the Euro Notes is subject to the non-cash impact of foreign exchange rate changes.
22. New Accounting Standards
On January 1, 2020, we will adopt ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method. Historically, our credit loss experience has been limited to accounts receivable and has not resulted in material bad debt expense. Accordingly, the adoption of ASU 2016-13 will not have a significant impact on our financial position and is not expected to have a significant impact on our results of operations.
On January 1, 2020, we will adopt ASU 2018-15, Intangibles - Goodwill and Other, Internal-Use Software, or ASU 2018-15, which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We will adopt ASU 2018-15 on a prospective basis for implementation costs for new or existing arrangements incurred on or after the adoption date. The adoption of ASU 2018-15 will not have a significant impact on our results of operations or financial position.
23. Subsequent Events
We have evaluated events subsequent to the balance sheet date and determined there have not been any events that have occurred that would require adjustment to or disclosure in the consolidated financial statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
Quarterly Financial Data (Unaudited)
(In millions, except per share amounts)

Unaudited quarterly financial data for the years ended December 31, 2019 and 2018 were:

	Quarter
	First	Second	Third	Fourth
Revenue
2019	$3,468.9	$3,719.8	$3,623.8	$4,141.2
2018	3,629.6	3,859.6	3,714.3	4,086.7
Operating Expenses
2019	3,040.0	3,146.1	3,150.5	3,494.8
2018	3,207.9	3,277.3	3,212.0	3,459.5
Operating Profit
2019	428.9	573.7	473.3	646.4
2018	421.7	582.3	502.3	627.2
Net Income - Omnicom Group Inc.
2019	263.2	370.7	290.2	415.0
2018	264.1	364.2	298.9	399.2
Net Income Per Share Omnicom Group Inc. - Basic
2019	1.18	1.69	1.33	1.90
2018	1.15	1.61	1.33	1.78
Net Income Per Share Omnicom Group Inc. - Diluted
2019	1.17	1.68	1.32	1.89
2018	1.14	1.60	1.32	1.77

OMNICOM GROUP INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2019
(In millions)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustment Increase (Decrease)	Balance End of Period
Valuation accounts deducted from assets:
Allowance for Doubtful Accounts:
December 31, 2019	$26.8	$8.5	$(13.8)	$—	$21.5
December 31, 2018	32.1	11.8	(16.8)	(0.3)	26.8
December 31, 2017	24.9	15.1	(8.2)	0.3	32.1

S-1