Form 10-Q
period 2020-03-31
OMNICOM GROUP INC.
filed 2020-04-28
CIK 29989

___________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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
_________________________
As of April 17, 2020, there were 214,282,876 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include: international, national or local economic conditions that could adversely affect the Company or its clients, including those caused by the outbreak of coronavirus disease 2019 (“COVID-19”); losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and a deterioration in the credit markets; the ability to attract new clients and retain existing clients in the manner anticipated; changes in client advertising, marketing and corporate communications requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising, marketing and corporate communications industries; the ability to hire and retain key personnel; currency exchange rate fluctuations; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company or its clients; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; and the Company’s international operations, which are subject to the risks of currency repatriation restrictions, social or political conditions and regulatory environment. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,692.5	$4,305.7
Short-term investments, at cost	1.6	3.6
Accounts receivable, net of allowance for doubtful accounts of $21.6 and $21.5	6,690.5	7,829.0
Work in process	1,313.2	1,257.6
Other current assets	1,152.3	1,188.8
Total Current Assets	11,850.1	14,584.7
Property and Equipment at cost, less accumulated depreciation of $1,130.6 and $1,142.8	632.5	663.4
Operating Lease Right-Of-Use Assets	1,355.1	1,398.3
Equity Method Investments	92.7	106.8
Goodwill	9,198.6	9,440.5
Intangible Assets, net of accumulated amortization of $749.4 and $759.2	315.8	338.2
Other Assets	231.1	251.5
TOTAL ASSETS	$23,675.9	$26,783.4

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9,387.2	$11,768.4
Customer advances	1,075.7	1,215.3
Current portion of debt	—	602.4
Short-term debt	10.9	10.1
Taxes payable	268.4	252.8
Other current liabilities	2,114.8	2,131.9
Total Current Liabilities	12,857.0	15,980.9
Long-Term Liabilities	966.7	1,006.8
Long-Term Liability - Operating Leases	1,228.4	1,274.7
Long-Term Debt	5,093.4	4,531.9
Deferred Tax Liabilities	401.6	408.1
Commitments and Contingent Liabilities (Note 12)
Temporary Equity - Redeemable Noncontrolling Interests	204.2	207.3
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	755.8	760.9
Retained earnings	7,924.5	7,806.3
Accumulated other comprehensive income (loss)	(1,528.3)	(1,197.6)
Treasury stock, at cost	(4,749.0)	(4,560.3)
Total Shareholders’ Equity	2,447.6	2,853.9
Noncontrolling interests	477.0	519.8
Total Equity	2,924.6	3,373.7
TOTAL LIABILITIES AND EQUITY	$23,675.9	$26,783.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$3,406.9	$3,468.9
Operating Expenses:
Salary and service costs	2,533.3	2,567.6
Occupancy and other costs	309.6	309.2
Cost of services	2,842.9	2,876.8
Selling, general and administrative expenses	86.8	103.6
Depreciation and amortization	57.0	59.6
	2,986.7	3,040.0
Operating Profit	420.2	428.9
Interest Expense	58.5	63.0
Interest Income	12.7	17.0
Income Before Income Taxes and Loss From Equity Method Investments	374.4	382.9
Income Tax Expense	97.4	102.7
Loss From Equity Method Investments	(5.3)	(0.5)
Net Income	271.7	279.7
Net Income Attributed To Noncontrolling Interests	13.6	16.5
Net Income - Omnicom Group Inc.	$258.1	$263.2
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.19	$1.18
Diluted	$1.19	$1.17

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Net Income	$271.7	$279.7
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	1.3	1.4
Income tax effect	(0.4)	(0.4)
	0.9	1.0
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost	1.3	1.3
Amortization of actuarial losses	1.9	0.5
Income tax effect	(1.0)	(0.7)
	2.2	1.1

Foreign currency translation adjustment	(371.1)	31.7

Other Comprehensive Income (Loss)	(368.0)	33.8

Comprehensive Income (Loss)	(96.3)	313.5
Comprehensive Income (Loss) Attributed To Noncontrolling Interests	(23.7)	17.5
Comprehensive Income (Loss) - Omnicom Group Inc.	$(72.6)	$296.0

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Common Stock, shares issued	297.2	297.2

Common Stock, par value	$44.6	$44.6

Additional Paid-in Capital:
Beginning Balance	760.9	728.8
(Acquisition) disposition of noncontrolling interests	(7.7)	0.4
Change in temporary equity	(8.2)	(18.2)
Share-based compensation	18.7	16.8
Stock issued, share-based compensation	(7.9)	(9.8)
Ending Balance	755.8	718.0

Retained Earnings:
Beginning Balance	7,806.3	7,016.1
Cumulative effect of accounting changes	—	22.3
Net income	258.1	263.2
Common stock dividends declared	(139.9)	(144.6)
Ending Balance	7,924.5	7,157.0

Accumulated Other Comprehensive Income (Loss):
Beginning Balance	(1,197.6)	(1,228.5)
Cumulative effect of accounting changes	—	(22.3)
Other comprehensive income (loss)	(330.7)	32.8
Ending Balance	(1,528.3)	(1,218.0)

Treasury Stock:
Beginning Balance	(4,560.3)	(4,013.9)
Stock issued, share-based compensation	11.3	11.7
Common stock repurchased	(200.0)	(286.1)
Ending Balance	(4,749.0)	(4,288.3)

Shareholders’ Equity	2,447.6	2,413.3

Noncontrolling Interests:
Beginning Balance	519.8	559.8
Net income	13.6	16.5
Other comprehensive income (loss)	(37.3)	1.0
Dividends to noncontrolling interests	(10.4)	(17.0)
Acquisition of noncontrolling interests	(8.7)	(5.0)
Increase in noncontrolling interests from business combinations	—	1.0
Ending Balance	477.0	556.3

Total Equity	$2,924.6	$2,969.6

Dividends Declared Per Common Share	$0.65	$0.65

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$271.7	$279.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	36.2	38.0
Amortization of intangible assets	20.8	21.6
Amortization of net deferred gain on interest rate swaps	(4.1)	(3.2)
Share-based compensation	18.7	16.8
Other, net	18.7	(12.2)
Use of operating capital	(1,349.2)	(736.3)
Net Cash Used In Operating Activities	(987.2)	(395.6)
Cash Flows from Investing Activities:
Capital expenditures	(26.4)	(27.2)
Acquisition of businesses and interests in affiliates, net of cash acquired	—	(0.7)
Proceeds from disposition of subsidiaries and sale of investments	2.1	64.9
Net Cash (Used In) Provided By Investing Activities	(24.3)	37.0
Cash Flows from Financing Activities:
Proceeds from borrowings	594.0	—
Repayment of debt	(600.0)	—
Change in short-term debt	1.7	587.1
Dividends paid to common shareholders	(141.7)	(134.8)
Repurchases of common stock	(200.0)	(286.1)
Proceeds from stock plans	1.4	2.0
Acquisition of additional noncontrolling interests	(10.4)	(2.7)
Dividends paid to noncontrolling interest shareholders	(10.4)	(17.0)
Payment of contingent purchase price obligations	(1.4)	(3.8)
Other, net	(24.4)	(12.4)
Net Cash (Used In) Provided By Financing Activities	(391.2)	132.3
Effect of foreign exchange rate changes on cash and cash equivalents	(210.5)	23.6

Net Decrease in Cash and Cash Equivalents	(1,613.2)	(202.7)
Cash and Cash Equivalents at the Beginning of Period	4,305.7	3,652.4
Cash and Cash Equivalents at the End of Period	$2,692.5	$3,449.7

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
In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, or 2019 10-K. Results for the interim periods are not necessarily indicative of results that may be expected for the year.
Risks and Uncertainties
Impact Related to COVID-19 Pandemic
The COVID-19 pandemic has significantly impacted the global economy. Public health efforts to mitigate the impact of the pandemic include government actions such as travel restrictions, limitations on public gatherings, shelter in place orders and mandatory closures. These actions have negatively impacted many of our clients' businesses, and in turn, clients have reduced or plan to reduce their demand for our services. As a result, we experienced a reduction in our revenue beginning late in the first quarter of 2020, as compared to the same period in 2019, that is expected to continue for the remainder of the year. Such reductions in revenue could adversely impact our ongoing results of operations and financial position and the effects could be material.
While we expect the pandemic to affect substantially all of our clients, certain industry sectors have been affected more immediately and more significantly than others, including travel, lodging and entertainment, energy and oil and gas, non-essential retail and automotive. Clients in these industries have already acted to cut costs, including postponing or reducing marketing communication expenditures. While certain industries such as healthcare and pharmaceuticals, technology and telecommunications, financial services and consumer products have fared relatively well to date, conditions are volatile and economic uncertainty cuts across all clients, industries and geographies. Overall, while we have a diversified portfolio of service offerings, clients and geographies, demand for our services can be expected to decline as marketers reduce expenditures in the short-term due to the uncertain impact of the pandemic on the global economy. As a result of the impact on our business, each of our agencies is in the process of aligning their cost structures, including severance actions and furloughs to reduce the workforce, and tailoring their services and capabilities to changes in client demand.
Although we are likely to experience a decrease in our cash flow from operations, we have recently taken numerous proactive steps to strengthen our liquidity and financial position that are intended to mitigate the potential impact of the COVID-19 pandemic on our liquidity. In February 2020, we issued $600 million 2.45% Senior Notes due April 30, 2030, or the 2.45% Notes. In March 2020, the net proceeds from the issuance of the 2.45% Notes were used to redeem the remaining $600 million principal amount of our 4.45% Senior Notes due August 15, 2020, or the 2020 Notes. As a result, we have no notes maturing until May 2022. Additionally, in April 2020, we issued $600 million of 4.20% Senior Notes due June 1, 2030, or the 4.20% Notes, and we entered into a new $400 million 364 Day revolving credit facility, or the 364 Day Credit Facility. The 364 Day Credit Facility is in addition to our existing $2.5 billion multi-currency revolving credit facility, or Credit Facility, expiring in February 2025. Additionally, in March 2020, we suspended our share repurchase activity.
In addition, the impact on the global economy and resulting decline in share prices of common stock, including our share price, was determined to be a trigger event that required us to review our long-lived assets for impairment, primarily related to goodwill, amortizable intangible assets, right-of-use, or ROU, assets and equity method investments. The results of the review of our intangible assets and goodwill is discussed in Note 5. With respect to our ROU assets, which consist mainly of real estate leases for office space, beginning in mid-March in response to the COVID-19 pandemic, we established a global work from home policy. While the overwhelming majority of our workforce temporarily transitioned to working from home, we have not terminated any of our office leases and have concluded that at March 31, 2020 our ROU assets were not impaired. In the second quarter, we will implement plans to realign our cost structure with the expected reduction in our revenue and in connection with the actions to reduce the cost of our workforce, we will evaluate our facility requirements and review our ROU assets for impairment. With respect to our equity method investments, we determined that the decline in the fair value of one of our equity method investments was other than temporary. As a result, at March 31, 2020, we recognized a non-cash after-tax charge of $3.9 million to adjust the carrying value of our equity method investments to market value.

Accounting Changes
Adoption of ASU 2016-13
On January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which changes the impairment model for most financial assets, including accounts receivable. The new model uses a forward-looking expected loss method. Historically, the credit loss experience on our client billings has not resulted in material bad debt expense. Accordingly, the adoption of ASU 2016-13 did not have a significant impact on our financial position, and we do not expect it to have a significant impact on our results of operations.
As a result of the adoption of ASU 2016-13, we changed our accounting policy for allowance for doubtful accounts as follows: We maintain an allowance for doubtful accounts related to potential losses that could arise due to our customers' inability to make required payments. This allowance requires management to apply judgment in deriving the estimated reserve. In connection with the estimate of our allowance, we perform ongoing credit evaluations of our customers’ financial condition, including information related to their credit ratings obtained from independent third-party firms. If, as a result, we become aware that additional reserves may be necessary, we perform additional analysis including, but not limited to, factors such as a customer’s credit worthiness, intent and ability to pay and overall financial position. If the data we use to calculate the allowance for doubtful accounts does not timely reflect the future ability to collect outstanding receivables, including the effects of the COVID-19 pandemic on our clients' credit, additional provisions for doubtful accounts may be needed and our results of operations could be affected.
Adoption of ASU 2018-15
On January 1, 2020, we adopted ASU 2018-15, Intangibles - Goodwill and Other, Internal-Use Software, or ASU 2018-15, which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted ASU 2018-15 on a prospective basis for implementation costs for new or existing arrangements incurred on or after the adoption date. The adoption of ASU 2018-15 did not have a significant impact on our results of operations or financial position.
2. Revenue
Nature of our services
We provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. Our branded networks and agencies operate in all major markets and provide services in the following fundamental disciplines: advertising, customer relationship management, or CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare. Advertising includes creative services, as well as strategic media planning and buying and data analytics services. CRM Consumer Experience includes Omnicom’s Precision Marketing Group and digital/direct agencies, as well as our brand consulting, shopper marketing and experiential marketing agencies. CRM Execution & Support includes field marketing, sales support, merchandising and point of sale, as well as other specialized marketing and custom communications services. Public relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes advertising and media services to global healthcare clients. At the core of all our services is the ability to create or develop a client’s marketing or corporate communications message into content that can be delivered to a target audience across different communications mediums.
Revenue by discipline was (in millions):

	Three Months Ended March 31,
	2020	2019
Advertising	$1,892.8	$1,929.6
CRM Consumer Experience	583.1	599.1
CRM Execution & Support	318.1	348.0
Public Relations	331.6	334.1
Healthcare	281.3	258.1
	$3,406.9	$3,468.9
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.

Revenue in our principal geographic markets was (in millions):

	Three Months Ended March 31,
	2020	2019
Americas:
North America	$1,997.3	$1,989.2
Latin America	71.4	89.0
EMEA:
Europe	923.4	945.5
Middle East and Africa	55.5	79.0
Asia-Pacific	359.3	366.2
	$3,406.9	$3,468.9
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended March 31, 2020 and 2019 was $1,894.2 million and $1,884.1 million, respectively.
Contract assets and liabilities
Work in process includes contract assets, unbilled fees and costs, and media and production costs. Contract liabilities primarily consist of customer advances. Work in process and contract liabilities were (in millions):

	March 31, 2020	December 31, 2019	March 31, 2019
Work in process:
Contract assets and unbilled fees and costs	$783.7	$689.2	$755.5
Media and production costs	529.5	568.4	558.9
	$1,313.2	$1,257.6	$1,314.4
Contract liabilities:
Customer advances	$1,075.7	$1,215.3	$1,104.1
Work in process represents accrued costs incurred on behalf of customers, including media and production costs, and fees and other third-party costs that have not yet been billed. Media and production costs are billed during the production process in accordance with the terms of the client contract. Contract assets primarily include incentive fees, which are not material and will be billed to clients in accordance with the terms of the client contract. Substantially all unbilled fees and costs will be billed within the next 30 days. The contract liability primarily represents advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs that are generally incurred in the near term. No impairment losses to the contract assets were recorded in 2020 and 2019.
3. New Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) or ASU 2019-12, which simplifies the accounting for income taxes by removing certain exceptions and amending certain sections of existing guidance under ASC 740. ASU 2019-12 is effective January 1, 2021 with early adoption permitted. We are currently assessing the impact the adoption of ASU 2019-12 will have on our results of operations and financial position.

4. Net Income per Share
The computations of basic and diluted net income per share were (in millions, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$258.1	$263.2

Weighted Average Shares:
Basic	216.6	223.2
Dilutive stock options and restricted shares	0.9	1.0
Diluted	217.5	224.2

Anti-dilutive stock options and restricted shares	0.9	0.9

Net Income per Share - Omnicom Group Inc.:
Basic	$1.19	$1.18
Diluted	$1.19	$1.17

5. Goodwill and Intangible Assets
Goodwill and intangible assets were (in millions):

	March 31, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,701.7	$(503.1)	$9,198.6	$9,957.5	$(517.0)	$9,440.5
Intangible assets:
Purchased and internally developed software	$353.3	$(285.1)	$68.2	$350.7	$(288.5)	$62.2
Customer related and other	711.9	(464.3)	247.6	746.7	(470.7)	276.0
	$1,065.2	$(749.4)	$315.8	$1,097.4	$(759.2)	$338.2
Changes in goodwill were (in millions):

	Three Months Ended March 31,
	2020	2019
January 1	$9,440.5	$9,384.3
Acquisitions	1.7	0.5
Noncontrolling interests in acquired businesses	—	0.8
Contingent purchase price obligations of acquired businesses	—	0.2
Dispositions	(0.1)	(19.0)
Foreign currency translation	(243.5)	12.0
March 31	$9,198.6	$9,378.8
As a result of the changes in the current economic environment related to the COVID-19 pandemic, the significant decline in our share price constituted a trigger event, requiring us to evaluate our goodwill for impairment. At June 30, 2019, the date of our last annual impairment test, the fair value of each of our reporting units was in excess of their carrying value. In light of current economic conditions, we performed an interim impairment test to update our valuation. We adjusted our June 30, 2019 assumptions to reflect the economic conditions in light of the impact related to the COVID-19 pandemic, including downward adjustment to our revenue and earnings assumptions, reducing our long-term growth rate to 3.0% from 3.5%, increasing the weighted average cost of capital, or WACC, for each reporting unit by 1.2% to 1.5%, to between 11.3% and 11.8%, and limiting our estimate of our equity value to reflect the decline in our share price that occurred during March 2020. Based on the results of the interim impairment test, we concluded that at March 31, 2020 our goodwill was not impaired because the fair value of each of our reporting units was significantly in excess of its respective carrying value, and for our reporting units with negative book value, we concluded that the fair value of their total assets was in excess of book value. We performed a sensitivity analysis of our assumptions, including a 1 percent change to our WACC or long-term growth assumptions. The results of the sensitivity analysis confirmed our conclusion that goodwill at March 31, 2020 was not impaired. We intend to perform our annual impairment test at

June 30, 2020. If economic conditions further deteriorate from March 31, 2020, including further declines in GDP estimates, our share price or other factors, our goodwill could become impaired and we could incur a non-cash charge against our earnings.
In addition, we evaluated our customer related and other intangible assets for impairment. We compared the carrying value of these assets against the undiscounted cash flows expected to be generated from the assets and we concluded that at March 31, 2020 our customer related and other assets were not impaired.
6. Debt
Credit Facilities
On February 14, 2020, we amended our $2.5 billion Credit Facility to extend the term to February 14, 2025. In addition, we have uncommitted credit lines aggregating $1.1 billion and the ability to issue up to $2 billion of commercial paper. These facilities provide additional liquidity sources for working capital and general corporate purposes. At March 31, 2020, there were no outstanding commercial paper issuances or borrowings under the Credit Facility, or the uncommitted credit lines.
On April 3, 2020, to strengthen our liquidity in response to the impact on global economic conditions of the COVID-19 pandemic (see Note 1), we entered into the $400 million 364 Day Credit Facility, expiring on April 2, 2021.
The Credit Facility and the 364 Day Credit Facility contain a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3.5 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation, amortization and non-cash charges). With respect to the Credit Facility, at March 31, 2020, we were in compliance with this covenant as our Leverage Ratio was 2.1 times. The Credit Facility and the 364 Day Credit Facility do not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt at March 31, 2020 and December 31, 2019 of $10.9 million and $10.1 million, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.
Long-Term Debt
Long-term debt was (in millions):

	March 31, 2020	December 31, 2019
4.45% Senior Notes due 2020	$—	$600.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
0.80% Euro Notes due 2027	547.0	561.4
2.45% Senior Notes due 2030	600.0	—
1.40% Euro Notes due 2031	547.0	561.4
	5,094.0	5,122.8
Unamortized premium (discount), net	(1.4)	0.8
Unamortized debt issuance costs	(24.2)	(20.0)
Unamortized deferred gain from settlement of interest rate swaps	25.0	30.7
	5,093.4	5,134.3
Current portion	—	(602.4)
Long-term debt	$5,093.4	$4,531.9

On February 19, 2020, we issued $600 million of the 2.45% Notes. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $592.6 million. The 2.45% Notes are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness. The net proceeds from the issuance were used to redeem the remaining $600 million principal amount of the 2020 Notes, on March 23, 2020. In connection with the redemption of the 2020 Notes, we recorded a loss on extinguishment of $7.7 million in interest expense. Following the redemption, there were no 2020 Notes outstanding.
Additionally, to strengthen our liquidity and financial position and with the intention to mitigate the potential impact of the COVID-19 pandemic, on April 1, 2020, we issued $600 million of the 4.20% Notes. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $592.5 million. The 4.20% Notes are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness. The net proceeds from the issuance will be used for general corporate purposes, which could include working capital expenditures, fixed asset expenditures, acquisitions, repayment of commercial paper and short-term debt, refinancing of other debt, or other capital transactions.
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under the senior notes due 2022, 2024 and 2026. These notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans or advances. The notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and OCI have, jointly and severally, fully and unconditionally guaranteed the obligations of Omnicom Finance Holdings plc, or OFHP, a U.K.-based wholly owned subsidiary of Omnicom, with respect to the Euro notes due 2027 and 2031. OFHP’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, which provide funding for various operating companies in Europe, Brazil, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom, OCI or OFHP to obtain funds from their subsidiaries through dividends, loans or advances. The Euro denominated notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFHP and each of Omnicom and OCI, respectively.
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
Revenue and long-lived assets and goodwill by geographic region were (in millions):

	Americas	EMEA	Asia-Pacific
March 31, 2020
Revenue	$2,068.7	$978.9	$359.3
Long-lived assets and goodwill	7,685.0	2,893.6	607.6
March 31, 2019
Revenue	$2,078.2	$1,024.5	$366.2
Long-lived assets and goodwill	7,703.9	3,004.3	655.8

8. Income Taxes
Our effective tax rate for the three months ended March 31, 2020 decreased period-over-period to 26.0% from 26.8%. The decrease was primarily attributable to recognizing certain domestic tax credits during the quarter.
At March 31, 2020, our unrecognized tax benefits were $184.4 million. Of this amount, approximately $175.3 million would affect our effective tax rate upon resolution of the uncertain tax positions. Due to the impact of the COVID-19 pandemic, we re-assessed the realizability of our deferred tax assets and have determined that there has been no change in assessment as of March 31, 2020.
In addition, in response to the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law on March 27, 2020. We have determined that the CARES Act did not have a material impact on our income tax expense or effective tax rate for the year or the three months ended March 31, 2020 and will not have a material impact on our income tax expense or effective tax rate for the year ending December 31, 2020.

9. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit expense were (in millions):

	Three Months Ended March 31,
	2020	2019
Service cost	$2.0	$2.3
Interest cost	1.3	1.6
Expected return on plan assets	(0.3)	(0.4)
Amortization of prior service cost	0.2	0.2
Amortization of actuarial losses	1.4	0.3
	$4.6	$4.0
We contributed $0.1 million and $0.4 million to our defined benefit pension plans in the three months ended March 31, 2020 and 2019, respectively.
Postemployment Arrangements
The components of net periodic benefit expense were (in millions):

	Three Months Ended March 31,
	2020	2019
Service cost	$1.2	$1.1
Interest cost	0.9	1.1
Amortization of prior service cost	1.1	1.1
Amortization of actuarial losses	0.5	0.2
	$3.7	$3.5

10. Repositioning Liabilities
At March 31, 2020 and December 31, 2019, the liability for incremental severance and office lease consolidation and termination incurred in connection with our repositioning actions taken in the third quarter of 2018 was $18.8 million and $25.1 million, respectively. We expect that the remaining liability will be paid by the end of 2020.
11. Supplemental Cash Flow Data
The change in operating capital was (in millions):

	Three Months Ended March 31,
	2020	2019
(Increase) decrease in accounts receivable	$876.6	$626.8
(Increase) decrease in work in process and other current assets	(115.0)	(214.2)
Increase (decrease) in accounts payable	(2,084.9)	(1,141.9)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(14.1)	(15.8)
Change in other assets and liabilities, net	(11.8)	8.8
Increase (decrease)	$(1,349.2)	$(736.3)

Income taxes paid	$50.5	$63.5
Interest paid	$31.2	$59.4
Supplemental non-cash information related to leases for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Net increase in lease liability:
Operating leases	$72.0	$1,505.9
Finance leases	$8.5	$14.1

12. Commitments and Contingent Liabilities

In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
13. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes were (in millions):

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Three Months Ended March 31, 2020
January 1	$(24.0)	$(112.1)	$(1,061.5)	$(1,197.6)
Other comprehensive income (loss) before reclassifications	—	—	(333.8)	(333.8)
Reclassification from accumulated other comprehensive income (loss)	0.9	2.2	—	3.1
March 31	$(23.1)	$(109.9)	$(1,395.3)	$(1,528.3)

	Three Months Ended March 31, 2019
January 1	$(22.3)	$(69.3)	$(1,136.9)	$(1,228.5)
Cumulative effect of accounting change	(5.6)	(16.7)	—	(22.3)
Other comprehensive income (loss) before reclassifications	—	—	30.7	30.7
Reclassification from accumulated other comprehensive income (loss)	1.0	1.1	—	2.1
March 31	$(26.9)	$(84.9)	$(1,106.2)	$(1,218.0)

14. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis were (in millions):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,692.5			$2,692.5
Short-term investments	1.6			1.6
Marketable equity investments	1.6			1.6
Foreign currency derivatives		$0.6		0.6
Liabilities:
Foreign currency derivative		$1.0		$1.0
Contingent purchase price obligations			$113.6	113.6

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$4,305.7			$4,305.7
Short-term investments	3.6			3.6
Marketable equity investments	1.6			1.6
Foreign currency derivative instruments		$0.6		0.6
Liabilities:
Foreign currency derivatives		0.4		0.1
Contingent purchase price obligations			$107.7	107.7

Changes in contingent purchase price obligations were (in millions):

	Three Months Ended March 31,
	2020	2019
January 1	$107.7	$146.5
Acquisitions	8.1	1.8
Revaluation and interest	0.6	1.2
Payments	—	(2.5)
Foreign currency translation	(2.8)	(0.3)
March 31	$113.6	$146.7
The carrying amount and fair value of our financial assets and liabilities were (in millions):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$2,692.5	$2,692.5	$4,305.7	$4,305.7
Short-term investments	1.6	1.6	3.6	3.6
Marketable equity securities	1.6	1.6	1.6	1.6
Non-marketable equity securities	9.5	9.5	9.0	9.0
Foreign currency derivatives	0.6	0.6	0.6	0.6
Liabilities:
Short-term debt	$10.9	$10.9	$10.1	$10.1
Foreign currency derivatives	1.0	1.0	0.4	0.4
Contingent purchase price obligations	113.6	113.6	107.7	107.7
Long-term debt, including current portion	5,093.4	5,022.1	5,134.3	5,316.4
The estimated fair value of the foreign currency derivatives is determined using model-derived valuations, taking into consideration foreign currency rates and counterparty credit risk. The estimated fair value of the contingent purchase price obligations is calculated in accordance with the terms of each acquisition agreement and is discounted. The fair value of debt is based on quoted market prices.
15. Subsequent Events
We have evaluated events subsequent to the balance sheet date, including the severance and other actions in response to the COVID-19 pandemic that we are expected to complete in the second quarter of 2020 (see Notes 1 and 6), and determined that there have not been any events that have occurred that would require additional adjustments to or disclosures in these consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY
The COVID-19 pandemic has significantly impacted the global economy. Public health efforts to mitigate the impact of the pandemic include government actions such as travel restrictions, limitations on public gatherings, shelter in place orders and mandatory closures. These actions have negatively impacted many of our clients' businesses, and in turn, clients have reduced or plan to reduce their demand for our services. As a result, we experienced a reduction in our revenue beginning late in the first quarter of 2020, as compared to the same period in 2019, that is expected to continue for the remainder of the year. Such reductions in revenue could adversely impact our ongoing results of operations and financial position and the effects could be material.
While we expect the pandemic to affect substantially all of our clients, certain industry sectors have been affected more immediately and more significantly than others, including travel, lodging and entertainment, energy and oil and gas, non-essential retail and automotive. Clients in these industries have already acted to cut costs, including postponing or reducing marketing communication expenditures. While certain industries such as healthcare and pharmaceuticals, technology and telecommunications, financial services and consumer products have fared relatively well to date, conditions are volatile and economic uncertainty cuts across all clients, industries and geographies. Overall, while we have a diversified portfolio of service offerings, clients and geographies, demand for our services can be expected to decline as marketers reduce expenditures in the short-term due to the uncertain impact of the pandemic on the global economy. As a result of the impact on our business, each of our agencies is in the process of aligning their cost structures, including severance actions and furloughs to reduce the workforce, and tailoring their services and capabilities to changes in client demand.
Although we are likely to experience a decrease in our cash flow from operations, we have recently taken numerous proactive steps to strengthen our liquidity and financial position that are intended to mitigate the potential impact of the COVID-19 pandemic on our liquidity. In February 2020, we issued $600 million 2.45% Senior Notes due April 30, 2030, or the 2.45% Notes. In March 2020, the net proceeds from the issuance of the 2.45% Notes were used to redeem the remaining $600 million principal amount of our 4.45% Senior Notes due August 15, 2020, or the 2020 Notes. As a result, we have no notes maturing until May 2022. Additionally, in April 2020, we issued $600 million of 4.20% Senior Notes due June 1, 2030, or the 4.20% Notes, and we entered into a new $400 million 364 Day revolving credit facility, or the 364 Day Credit Facility. The 364 Day Credit Facility is in addition to our existing $2.5 billion multi-currency revolving credit facility, or Credit Facility, expiring in February 2025. Additionally, in March 2020, we suspended our share repurchase activity.
In addition, the impact on the global economy and resulting decline in share prices of common stock, including our share price, was determined to be a trigger event that required us to review our long-lived assets for impairment, primarily related to goodwill, amortizable intangible assets, right-of-use, or ROU, assets and equity method investments. The results of the review of our intangible assets and goodwill is discussed in Note 5 to the unaudited consolidated financial statements. With respect to our ROU assets, which consist mainly of real estate leases for office space, beginning in mid-March in response to the COVID-19 pandemic, we established a global work from home policy. While the overwhelming majority of our workforce temporarily transitioned to working from home, we have not terminated any of our office leases and have concluded that at March 31, 2020 our ROU assets were not impaired. In the second quarter, we will implement plans to realign our cost structure with the expected reduction in our revenue and in connection with the actions to reduce the cost of our workforce, we will evaluate our facility requirements and review our ROU assets for impairment. With respect to our equity method investments, we determined that the decline in the fair value of one of our equity method investments was other than temporary. As a result, at March 31, 2020, we recognized a non-cash after-tax charge of $3.9 million to adjust the carrying value of our equity method investments to market value.
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

As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the three months ended March 31, 2020, our largest client accounted for 3.8% of our revenue and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 54% of our revenue. Our business is spread across a number of industry sectors with no one industry comprising more than 15% of our revenue for the three months ended March 31, 2020. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, for the three months ended March 31, 2020, revenue decreased $62.0 million, or 1.8%, compared to the three months ended March 31, 2019. Changes in foreign exchange rates reduced revenue $50.0 million, or 1.4%, acquisition revenue, net of disposition revenue, reduced revenue $23.9 million, or 0.7%, reflecting the disposition of certain non-strategic businesses, and organic growth increased revenue $11.9 million, or 0.3%.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions, such as those currently arising from COVID-19 pandemic pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter. As a result of the impact related to the COVID-19 pandemic, we expect a significant reduction in our organic revenue growth, which will likely result in a decline in our revenue in the second quarter and the remainder of 2020, as compared to the prior year periods. While we are in the process of compiling, updating and re-evaluating our internal forecasts for the remainder of 2020, we do expect that we will have negative organic growth and overall revenue growth for 2020, as compared to 2019.
Certain global events targeted by major marketers for advertising expenditures, such as the FIFA World Cup and the Olympics, and certain national events, such as the U.S. election process, may affect our revenue period-over-period in certain businesses. Typically, these events do not have a significant impact on our revenue in any period, and we have factored the postponement of the 2020 Olympics into our previously discussed internal revenue expectations for 2020.
As discussed, in March 2020 our business began to experience the effects from client spending reductions from the impact related to the COVID-19 pandemic. The spending reductions primarily impacted our events business which is included in our CRM Consumer Experience discipline, certain businesses in our CRM Execution and Support businesses and our advertising and media businesses. The impact varied by geography and client. In North America, organic growth in our healthcare and CRM Consumer Experience discipline was offset by negative performance in our advertising and media businesses and disposition activity in 2019, primarily in our CRM Execution & Support discipline. In Europe and the Middle East and Africa, while mixed by market and discipline, modest organic growth in the U.K. was offset by the negative impact of changes in foreign exchange rates and negative performance in our advertising and media businesses in most markets in the regions, as well as a negative performance in our CRM Consumer Experience businesses, primarily in the Middle East. In addition, the economic and political conditions in the European Union, including the status of Brexit, remain uncertain and could negatively impact our businesses in the U.K. and in the region. In Latin America, the continuing unstable economic and political conditions in Brazil, as well as the negative effect of changes in foreign currency exchange rates and disposition activity, resulted in a weak performance in the region. In Asia-Pacific, organic growth in Australia and New Zealand was offset by the negative impact of changes in foreign exchange rates and negative performance in Japan and China. The economic and fiscal issues, including the impact related to the COVID-19 pandemic, facing the countries we operate in can cause economic uncertainty and volatility; however, the impact on our business varies by country. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in our revenue that are expected to continue for the remainder of the year, beginning in the second quarter of 2020, we will take actions available to us to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance whether, or to what extent, our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective.
Certain business trends have generally had a positive impact on our business and industry. These trends include clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms. As clients increase their demands for marketing effectiveness and efficiency, they have made it a practice to consolidate their business within one service provider in the pursuit of a single engagement covering all consumer touch points. We have structured our business around these trends. We believe that our key client matrix organization structure approach to collaboration and integration of our services and solutions has provided a competitive advantage to our business in the past and we expect this to continue over the medium and long term.

Driven by our clients’ continuous demand for more effective and efficient marketing activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include, among others, advertising, brand consulting, content marketing, corporate social responsibility consulting, crisis communications, custom publishing, data analytics, database management, digital/direct marketing, digital transformation, entertainment marketing, experiential marketing, field marketing, financial/corporate business-to-business advertising, graphic arts/digital imaging, healthcare marketing and communications, in-store design, interactive marketing, investor relations, marketing research, media planning and buying, merchandising and point of sale, mobile marketing, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, retail marketing, sales support, search engine marketing, shopper marketing, social media marketing and sports and event marketing.
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
As discussed, in March 2020 our business began to experience the effects from client spending reductions from the impact related to the COVID-19 pandemic. For the quarter ended March 31, 2020, our revenue decreased 1.8% compared to the quarter ended March 31, 2019. Changes in foreign exchange rates reduced revenue 1.4%, acquisition revenue, net of disposition revenue, reduced revenue 0.7% and organic growth increased revenue 0.3%. The change in revenue across our principal regional markets were: North America increased $8.1 million, Europe decreased $22.1 million, Asia-Pacific decreased $6.9 million and Latin America decreased $17.6 million. In North America, organic growth in our healthcare and CRM Consumer Experience businesses was offset by negative performance in our advertising and media businesses and disposition activity in 2019 primarily in our CRM Execution & Support discipline. In Europe and the Middle East and Africa, while mixed by market and discipline, modest organic growth in the U.K. was offset by the negative impact of changes in foreign exchange rates and negative performance in our advertising and media businesses in most markets in the regions, as well as a negative performance in our CRM Consumer Experience businesses, primarily in the Middle East. In addition, the economic and political conditions in the European Union, including the status of Brexit, remain uncertain and could negatively impact our businesses in the U.K. and in the region. In Latin America, the continuing unstable economic and political conditions in Brazil, as well as the negative effect of changes in foreign currency exchange rates and disposition activity, resulted in a weak performance in the region. In Asia-Pacific, organic growth in Australia and New Zealand was offset by the negative impact of changes in foreign exchange rates and negative performance in Japan and China. The change in revenue in the first quarter of 2020 compared to the first quarter of 2019, in our fundamental disciplines was: advertising decreased $36.8 million, CRM Consumer Experience decreased $16.0 million, CRM Execution & Support decreased $29.9 million, public relations decreased $2.5 million and healthcare increased $23.2 million.
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
Operating expenses in the first quarter of 2020 decreased $53.3 million, or 1.8%, period-over-period. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $34.3 million, or 1.3%, in the first quarter of 2020 compared to the first quarter of 2019. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $0.4 million, or 0.1%, in the first quarter of 2020 compared to the first quarter of 2019. Operating margin decreased 0.1% to 12.3% and EBITA margin decreased 0.1% to 12.9%, period-over-period.

Net interest expense in the first quarter of 2020 decreased $0.2 million period-over-period to $45.8 million. Interest expense on debt decreased $5.4 million to $53.8 million in the first quarter of 2020, primarily reflecting a reduction in interest expense from refinancing activity, principally from the issuance of the Euro notes at lower interest rates in 2019, partially offset by a loss of $7.7 million on the early redemption of the remaining $600 million principal amount of the 2020 Notes. Interest income decreased $4.3 million to $12.7 million period-over-period. Additionally, we took actions to strengthen our liquidity and financial position that are intended to mitigate the potential impact of the COVID-19 pandemic on our liquidity. On April 1, 2020, we issued our 4.20% Notes. For the remainder of the year, we expect the refinancing activity in 2019 and 2020 will more than offset the increase in interest expense from the issuance of the 4.20% Notes in April 2020. However, at this time, we expect reductions in interest income compared to the prior year will offset these reductions for the remainder of 2020.
Our effective tax rate for the three months ended March 31, 2020 decreased period-over-period to 26.0% from 26.8%. The decrease was primarily attributable to recognizing certain domestic tax credits during the quarter.
Net income - Omnicom Group Inc. in the first quarter of 2020 decreased $5.1 million, or 1.9%, to $258.1 million from $263.2 million in the first quarter of 2019. The period-over-period decrease is due to the factors described above and a $3.9 million loss included in Loss from Equity Method Investments, related to the impairment of an investment in affiliate. Diluted net income per share - Omnicom Group Inc. was $1.19 in the first quarter of 2020 and increased period-over-period due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan.

RESULTS OF OPERATIONS - First Quarter 2020 Compared to First Quarter 2019 (in millions):

	2020	2019
Revenue	$3,406.9	$3,468.9
Operating Expenses:
Salary and service costs	2,533.3	2,567.6
Occupancy and other costs	309.6	309.2
Cost of services	2,842.9	2,876.8
Selling, general and administrative expenses	86.8	103.6
Depreciation and amortization	57.0	59.6
	2,986.7	3,040.0
Operating Profit	420.2	428.9
Operating Margin %	12.3%	12.4%
Interest Expense	58.5	63.0
Interest Income	12.7	17.0
Income Before Income Taxes and Loss From Equity Method Investments	374.4	382.9
Income Tax Expense	97.4	102.7
Loss From Equity Method Investments	(5.3)	(0.5)
Net Income	271.7	279.7
Net Income Attributed To Noncontrolling Interests	13.6	16.5
Net Income - Omnicom Group Inc.	$258.1	$263.2
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	2020	2019
Net Income - Omnicom Group Inc.	$258.1	$263.2
Net Income Attributed To Noncontrolling Interests	13.6	16.5
Net Income	271.7	279.7
Loss From Equity Method Investments	(5.3)	(0.5)
Income Tax Expense	97.4	102.7
Income Before Income Taxes and Loss From Equity Method Investments	374.4	382.9
Interest Expense	58.5	63.0
Interest Income	12.7	17.0
Operating Profit	420.2	428.9
Add back: Amortization of intangible assets	20.8	21.6
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$441.0	$450.5

Revenue	$3,406.9	$3,468.9
EBITA	$441.0	$450.5
EBITA Margin %	12.9%	13.0%

Revenue
For the three months ended March 31, 2020 compared to the prior year period, revenue decreased $62.0 million, or 1.8%, to $3,406.9 million from $3,468.9 million in the first quarter of 2019. Changes in foreign exchange rates reduced revenue $50.0 million, acquisition revenue, net of disposition revenue, reduced revenue $23.9 million, and organic growth increased revenue $11.9 million. The impact of changes in foreign exchange rates reduced revenue 1.4%, or $50.0 million, compared to the first quarter of 2019, primarily resulting from the weakening of substantially all foreign currencies, especially the Euro, British Pound and Australian Dollar, against the U.S. Dollar.
The components of revenue change for the first quarter of 2020 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
March 31, 2019	$3,468.9		$1,884.1		$1,584.8
Components of revenue change:
Foreign exchange rate impact	(50.0)	(1.4)%	—	—%	(50.0)	(3.2)%
Acquisition revenue, net of disposition revenue	(23.9)	(0.7)%	(22.7)	(1.2)%	(1.2)	(0.1)%
Organic growth	11.9	0.3%	32.8	1.7%	(20.9)	(1.3)%
March 31, 2020	$3,406.9	(1.8)%	$1,894.2	0.5%	$1,512.7	(4.5)%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,456.9 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,406.9 million less $3,456.9 million for the Total column).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,468.9 million for the Total column).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at April 24, 2020 remain unchanged, we expect the impact of changes in foreign exchange rates to decrease revenue by approximately 2.0% for the year and 2.5% in the second quarter.
Revenue and organic growth in our principal regional markets were (in millions):

	Three Months Ended March 31,
	2020	2019	$ Change	% Organic Growth
Americas:
North America	$1,997.3	$1,989.2	$8.1	1.7%
Latin America	71.4	89.0	(17.6)	(5.0)%
EMEA:
Europe	923.4	945.5	(22.1)	(0.2)%
Middle East and Africa	55.5	79.0	(23.5)	(28.4)%
Asia-Pacific	359.3	366.2	(6.9)	2.0%
	$3,406.9	$3,468.9	$(62.0)	0.3%

Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, decreased $22.1 million for the first quarter of 2020. Revenue in the U.K., representing 10.1% of total revenue, increased $6.3 million. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 17.0% of total revenue, decreased $28.4 million, primarily due to the unfavorable impact from changes in foreign exchange rates.
In North America, organic growth in our healthcare and CRM Consumer Experience businesses was offset by negative performance in our advertising and media businesses and disposition activity in 2019 primarily in our CRM Execution & Support discipline. In Europe and the Middle East and Africa, while mixed by market and discipline, modest organic growth in the U.K. was offset by the negative impact of changes in foreign exchange rates and negative performance in our advertising and media businesses in most markets in the regions, as well as a negative performance in our CRM Consumer Experience businesses, primarily in the Middle East. In addition, the economic and political conditions in the European Union, including the status of Brexit, remain uncertain and could negatively impact our businesses in the U.K. and in the region.In Latin America, the continuing unstable economic and political conditions in Brazil, as well as the negative effect of changes in foreign currency exchange rates and disposition activity, resulted in a weak performance in the region. In Asia-Pacific, organic growth in Australia and New Zealand was offset by the negative impact of changes in foreign exchange rates and negative performance in Japan and China.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change in the first quarter of 2020 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. In the first quarter of 2020 and 2019, our largest client represented 3.8% and 3.2% of revenue, respectively. Our ten largest and 100 largest clients represented 21.6% and 54.1% of revenue for the first quarter of 2020, respectively, and 19.2% and 51.8% of revenue for the first quarter of 2019, respectively.
In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare.
Revenue and organic growth by discipline were (in millions):

	Three Months Ended March 31,
	2020		2019		2020 vs. 2019
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$1,892.8	55.6%	$1,929.6	55.6%	$(36.8)	(0.1)%
CRM Consumer Experience	583.1	17.1%	599.1	17.3%	(16.0)	(1.3)%
CRM Execution & Support	318.1	9.3%	348.0	10.1%	(29.9)	(0.9)%
Public Relations	331.6	9.7%	334.1	9.6%	(2.5)	0.2%
Healthcare	281.3	8.3%	258.1	7.4%	23.2	9.6%
	$3,406.9		$3,468.9		$(62.0)	0.3%
We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Three Months Ended March 31,
	2020	2019
Food and Beverage	14%	14%
Consumer Products	7%	9%
Pharmaceuticals and Health Care	14%	14%
Financial Services	8%	9%
Technology	8%	7%
Auto	11%	10%
Travel and Entertainment	9%	8%
Telecommunications	6%	5%
Retail	7%	6%
Services	2%	2%
Oil, Gas and Utilities	2%	2%
Not-for-Profit	1%	2%
Government	2%	2%
Education	1%	1%
Other	8%	9%
	100%	100%

Operating Expenses
Operating expenses were (in millions):

	Three Months Ended March 31,
	2020		2019		2020 vs. 2019
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,406.9		$3,468.9		$(62.0)	(1.8)%
Operating Expenses:
Salary and service costs	2,533.3	74.4%	2,567.6	74.0%	(34.3)	(1.3)%
Occupancy and other costs	309.6	9.1%	309.2	8.9%	0.4	0.1%
Cost of services	2,842.9		2,876.8		(33.9)	(1.2)%
Selling, general and administrative expenses	86.8	2.5%	103.6	3.0%	(16.8)	(16.2)%
Depreciation and amortization	57.0	1.7%	59.6	1.7%	(2.6)	(4.4)%
	2,986.7	87.7%	3,040.0	87.6%	(53.3)	(1.8)%
Operating Profit	$420.2	12.3%	$428.9	12.4%	$(8.7)	(2.0)%
Operating expenses in the first quarter of 2020 decreased $53.3 million, or 1.8%, period-over-period. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $34.3 million, or 1.3%, in the first quarter of 2020 compared to the first quarter of 2019. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $0.4 million, or 0.1%, in the first quarter of 2020 compared to the first quarter of 2019. Operating margin decreased 0.1% to 12.3% and EBITA margin decreased 0.1% to 12.9%, period-over-period.
Net Interest Expense
Net interest expense in the first quarter of 2020 decreased $0.2 million period-over-period to $45.8 million. Interest expense on debt decreased $5.4 million to $53.8 million in the first quarter of 2020, primarily reflecting a reduction in interest expense from refinancing activity, principally from the issuance of the Euro notes at lower interest rates in 2019, partially offset by a loss of $7.7 million on the early redemption of the remaining $600 million principal amount of the 2020 Notes. Interest income decreased $4.3 million to $12.7 million period-over-period. Additionally, we took actions to strengthen our liquidity and financial position that are intended to mitigate the potential impact of the COVID-19 pandemic on our liquidity. On April 1, 2020, we issued our 4.20% Notes. For the remainder of the year, we expect the refinancing activity in 2019 and 2020 will more than offset the increase in interest expense from the issuance of the 4.20% Notes in April 2020. However, at this time, we expect reductions in interest income compared to the prior year will offset these reductions for the remainder of 2020.
Income Taxes
Our effective tax rate for the three months ended March 31, 2020 decreased period-over-period to 26.0% from 26.8%. The decrease was primarily attributable to recognizing certain domestic tax credits during the quarter.
Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the first quarter of 2020 decreased $5.1 million, or 1.9%, to $258.1 million from $263.2 million in the first quarter of 2019. The period-over-period decrease is due to the factors described above, and a $3.9 million loss included in Loss from Equity Method Investments, related to the impairment of an investment in affiliate. Diluted net income per share - Omnicom Group Inc. was $1.19 in the first quarter of 2020 and increased period-over-period due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan.
CRITICAL ACCOUNTING POLICIES
For a more complete understanding of our accounting policies, the unaudited consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, readers are encouraged to consider this information together with Note 1 to the unaudited consolidated financial statements regarding the impact of the COVID-19 pandemic and Note 5 to the unaudited consolidated financial statements related to the impairment testing of our goodwill and other intangible assets, and with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 10-K.
NEW ACCOUNTING STANDARDS
Notes 1 and 3 to the unaudited consolidated financial statements provide information regarding new accounting standards.

LIQUIDITY AND CAPITAL RESOURCES
Although we are likely to experience a decrease in our cash flow from operations, we have recently taken numerous proactive steps to strengthen our liquidity and financial position that are intended to mitigate the potential impact of the COVID-19 pandemic on our liquidity. In February 2020, we issued $600 million of the 2.45% Notes. In March 2020, the net proceeds from the issuance of the 2.45% Notes were used to redeem the remaining $600 million principal amount of the 2020 Notes. As a result, we have no notes maturing until May 2022. Additionally, in April 2020, we issued $600 million of the 4.20% Notes, and we entered into a new $400 million 364 Day Credit Facility. The 364 Day Credit Facility is in addition to our existing $2.5 billion Credit Facility expiring in February 2025. Additionally, in March 2020 we suspended our share repurchase activity.
Cash Sources and Requirements
Our primary liquidity sources are our operating cash flow, cash and cash equivalents and short-term investments. Additional liquidity sources include our $2.5 billion Credit Facility, uncommitted credit lines aggregating $1.1 billion, the ability to issue up to $2 billion of commercial paper and access to the capital markets. On February 14, 2020, we amended our Credit Facility to extend the term to February 14, 2025. On April 3, 2020 we entered into the $400 million 364 Day Credit Facility, expiring on April 2, 2021. Our liquidity funds our non-discretionary cash requirements and our discretionary spending.
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
Cash and cash equivalents decreased $1.6 billion from December 31, 2019, and short-term investments decreased $2.0 million from December 31, 2019. During the first three months of 2020, we used $987.2 million of cash in operating activities, which included the use for operating capital of $1.3 billion, primarily related to our typical working capital requirement during the period, the timing of working capital activity and the reduction in client spending late in the first quarter of 2020. Our discretionary spending during the first three months of 2020 was: capital expenditures of $26.4 million; dividends paid to common shareholders of $141.7 million; dividends paid to shareholders of noncontrolling interests of $10.4 million; repurchases of our common stock, which we have suspended in March 2020, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $198.6 million; and acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, net of cash acquired, of $11.8 million. In addition, the impact of foreign exchange rate changes reduced cash and cash equivalents by $210.5 million.
On February 19, 2020, we issued $600 million of the 2.45% Notes. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $592.6 million. The 2.45% Notes are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness. On March 23, 2020, the net proceeds from the issuance were used to redeem the remaining $600 million principal amount of the 2020 Notes. In connection with the redemption, we recorded a loss on extinguishment of $7.7 million in interest expense. Following the redemption, there were no 2020 Notes outstanding.
On April 1, 2020, we issued $600 million of the 4.20% Notes. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $592.5 million. The 4.20% Notes are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness. The net proceeds from the issuance will be used for general corporate purposes, which could include working capital expenditures, fixed asset expenditures, acquisitions, repayment of commercial paper and short-term debt, refinancing of other debt, or other capital transactions.
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
At March 31, 2020, our foreign subsidiaries held approximately $1.1 billion of our total cash and cash equivalents of $2.7 billion. Most of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
At March 31, 2020, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments increased $1.6 billion as compared to December 31, 2019. The increase in net debt primarily resulted from the use of cash of $1.3 billion for operating capital principally related to our typical working capital requirements during the period, the timing of working capital activity and the reduction in client spending late in the first quarter. In addition, the impact of foreign exchange rate changes reduced cash and cash equivalents by over $200 million, as compared to December 31, 2019 and March 31, 2019.
The components of net debt were (in millions):

	March 31, 2020	December 31, 2019	March 31, 2019
Short-term debt	$10.9	$10.1	$595.4
Long-term debt, including current portion	5,093.4	5,134.3	4,901.8
Total debt	5,104.3	5,144.4	5,497.2
Less: Cash and cash equivalents and short-term investments	2,694.1	4,309.3	3,455.1
Net debt	$2,410.2	$835.1	$2,042.1
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
Debt Instruments and Related Covenants
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under the senior notes due 2022, 2024 and 2026. These notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans or advances. The notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and OCI have, jointly and severally, fully and unconditionally guaranteed OFHP’s obligations with respect to the Euro notes due 2027 and 2031. OFHP’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, which provide funding for various operating companies in Europe, Brazil, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom, OCI or OFHP to obtain funds from their subsidiaries through dividends, loans or advances. The Euro denominated notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFHP and each of Omnicom and OCI, respectively.
The Credit Facility and the 364 Day Credit Facility contain a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3.5 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation, amortization and non-cash charges). With respect to the Credit Facility, at March 31, 2020, we were in compliance with this covenant as our Leverage Ratio was 2.1. The Credit Facility and the 364 Day Credit Facility do not limit our ability to declare or pay dividends or repurchase our common stock.
At March 31, 2020, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. Our long-term debt and Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.

Credit Markets and Availability of Credit
In light of the uncertainty of future economic conditions, we continue to seek to take actions available to us to respond to changing economic conditions, and we will continue to actively manage our discretionary expenditures. We have not repurchased any of our common stock since March 13, 2020 and we do not plan to resume our repurchases until we believe economic conditions have begun to stabilize. We will continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to the availability of our $2.5 billion Credit Facility, and 364 Day Credit Facility are sufficient to fund our near-term working capital needs and our discretionary spending. For additional information about our credit facilities, see Note 6 to our consolidated financial statements.
We have typically funded our day-to-day liquidity by issuing commercial paper. In the first half of 2019, we issued short-term debt in a private placement to reduce our commercial paper issuances. This short-term debt was redeemed in the third quarter of 2019. Additional liquidity sources include our Credit Facility or the uncommitted credit lines. At March 31, 2020, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.
Commercial paper activity was (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Average amount outstanding during the quarter	$64.4	$—
Maximum amount outstanding during the quarter	$361.7	$—
Average days outstanding	1.9	—
Weighted average interest rate	1.64%	—%

We expect to continue issuing commercial paper to fund our day-to-day liquidity. However, disruptions in the credit markets may lead to periods of illiquidity in the commercial paper market and higher credit spreads. To mitigate any disruption in the credit markets and to fund our liquidity, we may borrow under the Credit Facility or the uncommitted credit lines or access the capital markets if favorable conditions exist. We will continue to monitor closely our liquidity and conditions in the credit markets. We cannot predict with any certainty the impact on us of any disruptions in the credit markets. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements. Such additional financing may not be available on favorable terms, or at all.
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 3.8% of revenue in 2020. However, during periods of economic downturn, the credit profiles of our clients could change.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We manage our exposure to foreign exchange risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors.
Our 2019 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2019 10-K. See our discussion regarding current economic conditions in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Executive Summary and Liquidity and Capital Resources sections.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2020, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of March 31, 2020. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our 2019 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2019, dated February 11, 2020.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
Item 1A. Risk Factors
The additional risk factor set forth below relating to the COVID-19 pandemic should be read in conjunction with the risk factors disclosed in Item 1A in our 2019 10-K. The developments related to the COVID-19 pandemic described below and elsewhere in this Quarterly Report on Form 10-Q have heightened certain of the risks disclosed in Item 1A in our 2019 10-K, and such risk factors are further qualified by the information relating to the COVID-19 pandemic that is described in this Quarterly Report on Form 10-Q. Except as described herein, there have been no material changes to the risk factors disclosed in Item 1A in our 2019 10-K.
The COVID-19 pandemic has significantly impacted worldwide economic conditions, resulted in clients reducing marketing communications expenditures and could have a material adverse effect on our results of operations, financial position and business.
The COVID-19 pandemic has significantly impacted the global economy. Public health efforts to mitigate the impact of the pandemic include government actions such as travel restrictions, limitations on public gatherings, shelter in place orders and mandatory closures. These actions have negatively impacted many of our clients' businesses, and in turn, clients have reduced or plan to reduce their demand for our services. As a result, we experienced a reduction in our revenue beginning late in the first quarter of 2020, as compared to the same period in 2019, that is expected to continue for the remainder of the year. Such reductions in revenue and other effects of the COVID-19 pandemic could materially adversely impact our results of operations and financial position and our ability to adequately serve our clients. The extent of the impact of the COVID-19 pandemic on our business will depend on numerous factors that we are not able to accurately predict, including the duration and scope of the pandemic, government actions and changes in our clients' businesses. Accordingly, the anticipated negative financial impact to our results of operations, financial position, liquidity and business results cannot be reasonably estimated, but could be material and last for an extended period of time.
In addition, because the overwhelming majority of our workforce temporarily transitioned to working from home, we may be required to modify our processes, procedures and controls to respond to the change in our business operations. The increase in the number of our employees working from home may increase certain business and procedural control risks, including increased risk of cybersecurity incidents and exposure of sensitive business and client advertising and marketing information as well as personal data or information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended March 31, 2020 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2020	213,203	$80.86	—	—
February 1 - February 29, 2020	338,965	74.49	—	—
March 1 - March 31, 2020	2,333,890	67.50	—	—
	2,886,058	$69.31	—	—
During the three months ended March 31, 2020, we purchased 2,862,696 shares of our common stock in the open market for general corporate purposes and withheld 23,362 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards and stock option exercises. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date. In March 2020, we suspended our share repurchase activity. There were no unregistered sales of equity securities during the three months ended March 31, 2020.

Item 6. Exhibits

4.1
Base Indenture, dated as of February 21, 2020, among Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) filed on February 21, 2020 ("February 21, 2020 8-K") and incorporated herein by reference).

4.2
First Supplemental Indenture, dated as of February 21, 2020, among Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.2 to the February 21, 2020 8-K and incorporated herein by reference).

4.3	Form of 2.450% Notes due 2030 (Included in Exhibit 4.2 to the February 21, 2020 8-K and incorporated herein by reference).
10.1	Director Compensation and Deferred Stock Program.
10.2
Second Amended and Restated Five Year Credit Agreement, dated as of February 14, 2020, by and among Omnicom Capital Inc., a Connecticut corporation, Omnicom Finance Limited, a private limited company organized under the laws of England and Wales, Omnicom Group Inc., a New York corporation, any other subsidiary of Omnicom Group Inc. designated for borrowing privileges, the banks, financial institutions and other institutional lenders and initial issuing banks listed on the signature pages thereof, Citibank, N.A., JPMorgan Chase Bank, N.A., and Wells Fargo Securities, LLC, as lead arrangers and book managers, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents, Bank of America, N.A., BNP Paribas, Barclays Bank PLC, Deutsche Bank Securities Inc. and HSBC Bank USA, National Association, as documentation agents, and Citibank, N.A., as administrative agent for the lenders (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) filed on February 19, 2020 and incorporated herein by reference).

10.3	Rochelle Tarlowe employment letter.
31.1	Certification of the Chairman and Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
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

OMNICOM GROUP INC.
Date:	April 28, 2020	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)