Form 10-Q
period 2020-06-30
OMNICOM GROUP INC.
filed 2020-07-28
CIK 29989

___________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
_________________________
As of July 20, 2020, there were 214,868,724 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include: international, national or local economic conditions that could adversely affect the Company or its clients, including those caused by the outbreak of coronavirus disease 2019 (“COVID-19”); losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and a deterioration in the credit markets; the ability to attract new clients and retain existing clients in the manner anticipated; changes in client advertising, marketing and corporate communications requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising, marketing and corporate communications industries; the ability to hire and retain key personnel; currency exchange rate fluctuations; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company or its clients; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; and the Company’s international operations, which are subject to the risks of currency repatriation restrictions, social or political conditions and regulatory environment. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A, "Risk Factors" and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,281.0	$4,305.7
Short-term investments, at cost	—	3.6
Accounts receivable, net of allowance for doubtful accounts of $34.2 and $21.5	5,290.8	7,829.0
Work in process	1,158.6	1,257.6
Other current assets	1,162.7	1,188.8
Total Current Assets	10,893.1	14,584.7
Property and Equipment at cost, less accumulated depreciation of $1,114.6 and $1,142.8	599.2	663.4
Operating Lease Right-Of-Use Assets	1,269.1	1,398.3
Equity Method Investments	82.2	106.8
Goodwill	9,255.1	9,440.5
Intangible Assets, net of accumulated amortization of $780.9 and $759.2	297.6	338.2
Other Assets	244.8	251.5
TOTAL ASSETS	$22,641.1	$26,783.4

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$7,919.5	$11,768.4
Customer advances	1,070.0	1,215.3
Current portion of debt	—	602.4
Short-term debt	6.4	10.1
Taxes payable	231.1	252.8
Other current liabilities	2,103.9	2,131.9
Total Current Liabilities	11,330.9	15,980.9
Long-Term Liabilities	950.5	1,006.8
Long-Term Liability - Operating Leases	1,175.7	1,274.7
Long-Term Debt	5,714.1	4,531.9
Deferred Tax Liabilities	428.7	408.1
Commitments and Contingent Liabilities (Note 12)
Temporary Equity - Redeemable Noncontrolling Interests	179.8	207.3
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	801.2	760.9
Retained earnings	7,759.3	7,806.3
Accumulated other comprehensive income (loss)	(1,456.6)	(1,197.6)
Treasury stock, at cost	(4,735.5)	(4,560.3)
Total Shareholders’ Equity	2,413.0	2,853.9
Noncontrolling interests	448.4	519.8
Total Equity	2,861.4	3,373.7
TOTAL LIABILITIES AND EQUITY	$22,641.1	$26,783.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$2,800.7	$3,719.8	$6,207.6	$7,188.7
Operating Expenses:
Salary and service costs	2,031.1	2,665.2	4,564.4	5,232.8
Occupancy and other costs	290.0	315.4	599.6	624.7
Repositioning costs and net loss on dispositions	277.9	—	277.9	—
Cost of services	2,599.0	2,980.6	5,441.9	5,857.5
Selling, general and administrative expenses	82.1	107.7	168.9	211.2
Depreciation and amortization	57.1	57.8	114.1	117.4
	2,738.2	3,146.1	5,724.9	6,186.1
Operating Profit	62.5	573.7	482.7	1,002.6
Interest Expense	53.7	66.6	112.2	129.6
Interest Income	6.5	16.4	19.2	33.4
Income Before Income Taxes and Income (Loss) From Equity Method Investments	15.3	523.5	389.7	906.4
Income Tax Expense	21.9	130.6	119.3	233.2
Income (Loss) From Equity Method Investments	(7.8)	1.2	(13.0)	0.7
Net Income (Loss)	(14.4)	394.1	257.4	673.9
Net Income Attributed To Noncontrolling Interests	9.8	23.4	23.4	40.0
Net Income (Loss) - Omnicom Group Inc.	$(24.2)	$370.7	$234.0	$633.9
Net Income (Loss) Per Share - Omnicom Group Inc.:
Basic	$(0.11)	$1.69	$1.08	$2.86
Diluted	$(0.11)	$1.68	$1.08	$2.85

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income (Loss)	$(14.4)	$394.1	$257.4	$673.9
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	1.4	1.4	2.8	2.8
Income tax effect	(0.4)	(0.4)	(0.8)	(0.8)
	1.0	1.0	2.0	2.0
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost	1.2	1.3	2.5	2.6
Amortization of actuarial losses	1.9	0.5	3.8	1.0
Income tax effect	(1.0)	(0.9)	(2.0)	(1.6)
	2.1	0.9	4.3	2.0

Foreign currency translation adjustment	82.8	(18.8)	(288.4)	12.9

Other Comprehensive Income (Loss)	85.9	(16.9)	(282.1)	16.9

Comprehensive Income (Loss)	71.5	377.2	(24.7)	690.8
Comprehensive Income (Loss) Attributed To Noncontrolling Interests	24.0	23.4	0.3	41.0
Comprehensive Income (Loss) - Omnicom Group Inc.	$47.5	$353.8	$(25.0)	$649.8

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common Stock, shares issued	297.2	297.2	297.2	297.2

Common Stock, par value	$44.6	$44.6	$44.6	$44.6
Additional Paid-in Capital:
Beginning Balance	755.8	718.0	760.9	728.8
Net disposition of noncontrolling interests	17.6	1.7	9.9	2.1
Change in temporary equity	28.8	6.1	20.6	(12.1)
Share-based compensation	16.2	17.5	34.9	34.3
Stock issued, share-based compensation	(17.2)	(17.1)	(25.1)	(26.9)
Ending Balance	801.2	726.2	801.2	726.2
Retained Earnings:
Beginning Balance	7,924.5	7,157.0	7,806.3	7,016.1
Cumulative effect of accounting changes	—	—	—	22.3
Net income (loss)	(24.2)	370.7	234.0	633.9
Common stock dividends declared	(141.0)	(143.0)	(281.0)	(287.6)
Ending Balance	7,759.3	7,384.7	7,759.3	7,384.7
Accumulated Other Comprehensive Income (Loss):
Beginning Balance	(1,528.3)	(1,218.0)	(1,197.6)	(1,228.5)
Cumulative effect of accounting changes	—	—	—	(22.3)
Other comprehensive income (loss)	71.7	(16.9)	(259.0)	15.9
Ending Balance	(1,456.6)	(1,234.9)	(1,456.6)	(1,234.9)
Treasury Stock:
Beginning Balance	(4,749.0)	(4,288.3)	(4,560.3)	(4,013.9)
Stock issued, share-based compensation	18.7	19.4	30.0	31.1
Common stock repurchased	(5.2)	(241.5)	(205.2)	(527.6)
Ending Balance	(4,735.5)	(4,510.4)	(4,735.5)	(4,510.4)

Shareholders’ Equity	2,413.0	2,410.2	2,413.0	2,410.2
Noncontrolling Interests:
Beginning Balance	477.0	556.3	519.8	559.8
Net income	9.8	23.4	23.4	39.9
Other comprehensive income (loss)	14.2	—	(23.1)	1.0
Dividends to noncontrolling interests	(24.8)	(29.1)	(35.2)	(46.1)
Acquisition of noncontrolling interests	(27.8)	(1.4)	(36.5)	(6.4)
Increase in noncontrolling interests from business combinations	—	—	—	1.0
Ending Balance	448.4	549.2	448.4	549.2

Total Equity	$2,861.4	$2,959.4	$2,861.4	$2,959.4

Dividends Declared Per Common Share	$0.65	$0.65	$1.30	$1.30

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$257.4	$673.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	71.9	74.6
Amortization of intangible assets	42.2	42.8
Amortization of net deferred gain on interest rate swaps	(5.4)	(6.4)
Share-based compensation	34.9	34.3
Repositioning costs and net loss on dispositions	277.9	—
Other, net	44.7	(5.5)
Use of operating capital	(1,585.8)	(1,306.6)
Net Cash Used In Operating Activities	(862.2)	(492.9)
Cash Flows from Investing Activities:
Capital expenditures	(33.6)	(48.8)
Acquisition of businesses and interests in affiliates, net of cash acquired	—	(0.7)
Proceeds from disposition of subsidiaries and sale of investments	3.7	74.2
Net Cash (Used In) Provided By Investing Activities	(29.9)	24.7
Cash Flows from Financing Activities:
Proceeds from borrowings	1,186.6	—
Repayment of debt	(600.0)	—
Change in short-term debt	(3.1)	611.1
Dividends paid to common shareholders	(282.9)	(280.4)
Repurchases of common stock	(205.2)	(527.6)
Proceeds from stock plans	2.3	3.9
Acquisition of additional noncontrolling interests	(16.7)	(3.1)
Dividends paid to noncontrolling interest shareholders	(35.2)	(46.1)
Payment of contingent purchase price obligations	(12.8)	(30.2)
Other, net	(38.7)	(24.3)
Net Cash Used In Financing Activities	(5.7)	(296.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(126.9)	10.6

Net Decrease in Cash and Cash Equivalents	(1,024.7)	(754.3)
Cash and Cash Equivalents at the Beginning of Period	4,305.7	3,652.4
Cash and Cash Equivalents at the End of Period	$3,281.0	$2,898.1

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
Risks and Uncertainties
Impact of the COVID-19 Pandemic on our Business
The COVID-19 pandemic has significantly impacted our business and results of operations. Beginning late in the first quarter, public health efforts to mitigate the impact of the pandemic, including government actions to restrict travel, limit public gatherings and shelter in place and mandatory closures of businesses resulted in many of our clients reducing or suspending their spending plans with us. For the six months ended June 30, 2020, revenue decreased $981.1 million, or 13.6%, compared to the six months ended June 30, 2019, primarily due to impact of the COVID-19 pandemic. We expect that the negative impact from the pandemic on our revenue will continue for the remainder of the year, and such reduction in revenue could adversely impact our ongoing results of operations and financial position. These effects could be material.
In the second quarter of 2020, we took actions to align our cost structure, reduce our workforce and facility requirements and continued the review of businesses for disposal and assets for impairment. As a result, we recorded a pre-tax charge of $277.9 million, which is comprised of incremental severance of $150.0 million, real estate operating lease right-of-use, or ROU, asset and other asset impairment charges of $55.8 million, other real estate exit costs of $47.0 million and dispositions and other charges of $25.1 million (see Note 10).
The COVID-19 pandemic affected substantially all our clients, with certain industry sectors being negatively affected more significantly than others, including travel and entertainment, oil and gas, non-essential retail and automotive. Clients in these industries cut costs, including postponing or reducing marketing communication expenditures. Certain industries such as pharmaceuticals and healthcare, technology, telecommunications, government and services have fared relatively better to date. Global economic conditions are volatile and economic uncertainty cuts across all clients, industries and geographies. Overall, while we have a diversified portfolio of service offerings, clients and geographies, demand for our services can be expected to continue to be adversely affected as marketers reduce expenditures in the short term due to the uncertain impact of the pandemic on the global economy.
Although we have experienced a decrease in our cash flow from operating activities, we have taken numerous proactive steps to strengthen our liquidity and financial position that are intended to mitigate the potential impact of the COVID-19 pandemic on our liquidity. In February 2020, we issued $600 million 2.45% Senior Notes due April 30, 2030, or the 2.45% Notes. In March 2020, the net proceeds from the issuance of the 2.45% Notes were used to redeem the remaining $600 million principal amount of our 4.45% Senior Notes due August 15, 2020, or the 2020 Notes. As a result, we have no notes maturing until May 2022. In April 2020, we issued $600 million of 4.20% Senior Notes due June 1, 2030, or the 4.20% Notes, and we entered into a new $400 million 364 Day revolving credit facility, or the 364 Day Credit Facility. The 364 Day Credit Facility is in addition to our existing $2.5 billion multi-currency revolving credit facility, or Credit Facility, which we extended to mature in February 2025. Further, in March 2020, we suspended our share repurchase activity.
The impact on the global economy and resulting decline in the price of our common stock was determined to be a trigger event that required us to review our long-lived assets for impairment, primarily related to goodwill, amortizable intangible assets and equity method investments. The result of the review of our intangible assets and goodwill is discussed in Note 5. With respect to our equity method investments, we disposed of one of our investments and recognized a non-cash after-tax charge of $3.9 million for the six months ended June 30, 2020.

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
As a result of the adoption of ASU 2016-13, we changed our accounting policy for allowance for doubtful accounts as follows: We maintain an allowance for doubtful accounts related to potential losses that could arise due to our customers' inability to make required payments. This allowance requires management to apply judgment in deriving the estimated reserve. In connection with the estimate of our allowance, we perform ongoing credit evaluations of our customers’ financial condition, including information related to their credit ratings obtained from independent third-party firms. If, as a result, we become aware that additional reserves may be necessary, we perform additional analysis including, but not limited to, factors such as a customer’s credit worthiness, intent and ability to pay and overall financial position. If the data we use to calculate the allowance for doubtful accounts does not timely reflect the future ability to collect outstanding receivables, including the effects of the COVID-19 pandemic on our clients' credit, additional provisions for doubtful accounts may be needed and our results of operations could be affected. For the six months ended June 30, 2020, we recorded bad debt expense of $17.0 million and increased our allowance for doubtful accounts to $34.2 million.
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
Primarily as a result of the COVID-19 pandemic (see Note 1), our revenue decreased in all our major markets and all disciplines except for healthcare, as compared to the prior year periods.
Revenue by discipline was (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Advertising	$1,499.5	$2,102.0	$3,392.3	$4,031.5
CRM Consumer Experience	478.7	653.4	1,061.7	1,252.5
CRM Execution & Support	227.8	324.1	545.9	672.2
Public Relations	295.8	349.3	627.5	683.4
Healthcare	298.9	291.0	580.2	549.1
	$2,800.7	$3,719.8	$6,207.6	$7,188.7

Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue (see Note 1).
Revenue in our principal geographic markets was (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Americas:
North America	$1,664.0	$2,118.4	$3,661.3	$4,107.6
Latin America	54.9	96.9	126.3	185.8
EMEA:
Europe	727.5	1,035.9	1,650.8	1,981.4
Middle East and Africa	34.5	61.0	90.1	140.0
Asia-Pacific	319.8	407.6	679.1	773.9
	$2,800.7	$3,719.8	$6,207.6	$7,188.7
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended June 30, 2020 and 2019 was $1,587.4 million and $2,005.2 million, respectively, and revenue in the United States for the six months ended June 30, 2020 and 2019 was $3,481.7 million and $3,889.4 million, respectively.
Contract assets and liabilities
Work in process includes contract assets, unbilled fees and costs, and media and production costs. Contract liabilities primarily consist of customer advances. Work in process and contract liabilities were (in millions):

	June 30, 2020	December 31, 2019	June 30, 2019
Work in process:
Contract assets and unbilled fees and costs	$660.6	$689.2	$785.7
Media and production costs	498.0	568.4	577.8
	$1,158.6	$1,257.6	$1,363.5
Contract liabilities:
Customer advances	$1,070.0	$1,215.3	$1,094.1
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

4. Net Income (Loss) per Share
The computations of basic and diluted net income (loss) per share were (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income (Loss) - Omnicom Group Inc.	$(24.2)	$370.7	$234.0	$633.9

Weighted Average Shares:
Basic	214.9	219.6	215.8	221.4
Dilutive stock options and restricted shares	0.5	1.3	0.7	1.1
Diluted	215.4	220.9	216.5	222.5

Anti-dilutive stock options and restricted shares	0.8	0.9	0.8	0.9

Net Income (Loss) per Share - Omnicom Group Inc.:
Basic	$(0.11)	$1.69	$1.08	$2.86
Diluted	$(0.11)	$1.68	$1.08	$2.85

5. Goodwill and Intangible Assets
Goodwill and intangible assets were (in millions):

	June 30, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,762.9	$(507.8)	$9,255.1	$9,957.5	$(517.0)	$9,440.5
Intangible assets:
Purchased and internally developed software	$361.6	$(291.2)	$70.4	$350.7	$(288.5)	$62.2
Customer related and other	716.9	(489.7)	227.2	746.7	(470.7)	276.0
	$1,078.5	$(780.9)	$297.6	$1,097.4	$(759.2)	$338.2
Changes in goodwill were (in millions):

	Six Months Ended June 30,
	2020	2019
January 1	$9,440.5	$9,384.3
Acquisitions	1.7	0.5
Noncontrolling interests in acquired businesses	—	0.7
Contingent purchase price obligations of acquired businesses	—	0.2
Dispositions	(3.1)	(19.1)
Foreign currency translation	(184.0)	(1.9)
June 30	$9,255.1	$9,364.7
At June 30, 2020, we performed our annual goodwill impairment test. We adjusted our assumptions to reflect the economic conditions in light of the impact of the COVID-19 pandemic on our business, including downward adjustment to our revenue and earnings assumptions, reducing our long-term growth rate to 3.0%, compared to 3.5% in the prior year, increasing the weighted average cost of capital, or WACC, for each reporting unit to between 10.6% and 10.8%, compared to between 10.1% and 10.6% in the prior year, and limiting our estimate of our equity value to reflect the decline in our share price that occurred during the first half of 2020. In addition, the assumptions reflect the expected cost reductions from our severance and real estate repositioning actions (see Notes 1 and 10). Based on the results of the impairment test, we concluded that at June 30, 2020 our goodwill was not impaired because the fair value of each of our reporting units was significantly in excess of its respective carrying value, and for our reporting units with negative book value, we concluded that the fair value of their total assets was in excess of book value. We performed a sensitivity analysis of our assumptions, including a 1 percent change to our WACC or long-term growth assumptions. The results of the sensitivity analysis confirmed our conclusion that goodwill at June 30, 2020 was not impaired. If economic conditions further deteriorate from June 30, 2020, including further declines in GDP estimates, our share price, increased interest rates or other factors, our goodwill could become impaired, and we could incur a non-cash charge against our earnings. The minimum decline in fair value that one of our reporting units would need to experience in order to fail the goodwill impairment test was approximately 20%.
In addition, we evaluated our customer related and other intangible assets for impairment. We compared the carrying value of these assets against the undiscounted cash flows expected to be generated from the assets, and we concluded that at June 30, 2020, our customer related and other intangible assets were not impaired.
6. Debt
Credit Facilities
On February 14, 2020, we amended our $2.5 billion Credit Facility to extend the term to February 14, 2025. On April 3, 2020, to strengthen our liquidity in anticipation of the impact of the COVID-19 pandemic (see Note 1), we entered into the $400 million 364 Day Credit Facility, expiring on April 2, 2021. In addition, we have uncommitted credit lines aggregating $1.1 billion and the ability to issue up to $2 billion of commercial paper. These facilities provide additional liquidity sources for working capital and general corporate purposes. At June 30, 2020, there were no outstanding commercial paper issuances or borrowings under the Credit Facility, the 364 Day Credit Facility or the uncommitted credit lines.
The Credit Facility and the 364 Day Credit Facility each contain a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3.5 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation, amortization and non-cash charges). With respect to the Credit Facility and the 364 Day Credit Facility, at June 30, 2020, we were in compliance with this covenant as our Leverage Ratio was 2.9 times. The Credit Facility and the 364 Day Credit Facility do not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt at June 30, 2020 and December 31, 2019 of $6.4 million and $10.1 million, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.
Long-Term Debt
Long-term debt was (in millions):

	June 30, 2020	December 31, 2019
4.45% Senior Notes due 2020	$—	$600.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
0.80% Euro Notes due 2027	562.2	561.4
2.45% Senior Notes due 2030	600.0	—
4.20% Senior Notes due 2030	600.0	—
1.40% Euro Notes due 2031	562.2	561.4
	5,724.4	5,122.8
Unamortized premium (discount), net	(4.1)	0.8
Unamortized debt issuance costs	(28.4)	(20.0)
Unamortized deferred gain from settlement of interest rate swaps	22.2	30.7
	5,714.1	5,134.3
Current portion	—	(602.4)
Long-term debt	$5,714.1	$4,531.9

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

Additionally, to strengthen our liquidity and financial position and to mitigate the impact of the COVID-19 pandemic, on April 1, 2020, we issued $600 million of the 4.20% Notes. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $592.5 million. The 4.20% Notes are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness. The net proceeds from the issuance will be used for general corporate purposes, which could include working capital expenditures, fixed asset expenditures, acquisitions, repayment of commercial paper and short-term debt, refinancing of other debt, or other capital transactions.
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
Revenue and long-lived assets and goodwill by geographic region were (in millions):

	Americas	EMEA	Asia-Pacific
June 30, 2020
Revenue - Three months ended	$1,718.9	$762.0	$319.8
Revenue - Six months ended	3,787.6	1,740.9	679.1
Long-lived assets and goodwill	7,574.8	2,909.8	638.8
June 30, 2019
Revenue - Three months ended	$2,215.3	$1,096.9	$407.6
Revenue - Six months ended	4,293.4	2,121.4	773.9
Long-lived assets and goodwill	7,853.9	2,985.0	640.9

8. Income Taxes
Our effective tax rate for the six months ended June 30, 2020 increased period-over-period to 30.6% from 25.7%. The increase was primarily attributable to the non-deductibility in certain jurisdictions of a portion of the repositioning costs and net loss on dispositions, partially offset by a lower effective rate on certain foreign earnings resulting from a restructuring. In the second quarter of 2019, income tax expense was reduced by $10.8 million primarily from the net favorable settlements of uncertain tax positions in certain jurisdictions.

At June 30, 2020, our unrecognized tax benefits were $183.7 million. Of this amount, approximately $174.5 million would affect our effective tax rate upon resolution of the uncertain tax positions. Due to the impact of the COVID-19 pandemic, we re-assessed the realizability of our deferred tax assets and have determined that there has been no change in assessment as of June 30, 2020.
In addition, in response to the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law on March 27, 2020. We have determined that the CARES Act did not have a material impact on our income tax expense or effective tax rate for the quarter or the six months ended June 30, 2020 and will not have a material impact on our income tax expense or effective tax rate for the year ending December 31, 2020.
9. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit expense were (in millions):

	Six Months Ended June 30,
	2020	2019
Service cost	$4.0	$4.3
Interest cost	2.5	3.2
Expected return on plan assets	(0.5)	(0.7)
Amortization of prior service cost	0.4	0.4
Amortization of actuarial losses	2.7	0.5
	$9.1	$7.7
We contributed $0.5 million and $0.7 million to our defined benefit pension plans in the six months ended June 30, 2020 and 2019, respectively.
Postemployment Arrangements
The components of net periodic benefit expense were (in millions):

	Six Months Ended June 30,
	2020	2019
Service cost	$2.3	$2.2
Interest cost	1.7	2.2
Amortization of prior service cost	2.1	2.2
Amortization of actuarial losses	1.1	0.5
	$7.2	$7.1

10. Repositioning Costs and Net Loss on Dispositions and Repositioning Liabilities
In the second quarter of 2020, we took actions to align our cost structure, reduce our workforce and facility requirements and continued to review businesses for disposal and assets for impairment. As a result of these actions, we recorded a pre-tax charge of $277.9 million, which is comprised of incremental severance of $150.0 million, real estate operating lease ROU asset and other asset impairment charges of $55.8 million, other real estate exit costs of $47.0 million and dispositions and other charges of $25.1 million. We expect that substantially all the severance liability will be paid by the end of 2020. The liability for substantially all the other real estate exit costs will be paid over the applicable lease terms. The ROU asset impairment charge and the disposition and other charges are non-cash charges.
At June 30, 2020 and December 31, 2019, the liability for office lease consolidation and termination incurred in connection with our repositioning actions taken in the third quarter of 2018 was $13.8 million and $25.1 million, respectively. We expect that the remaining liability will be paid by the end of 2020.

11. Supplemental Cash Flow Data
The change in operating capital was (in millions):

	Six Months Ended June 30,
	2020	2019
(Increase) decrease in accounts receivable	$2,349.8	$419.2
(Increase) decrease in work in process and other current assets	59.1	(305.0)
Increase (decrease) in accounts payable	(3,657.1)	(1,044.9)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(347.4)	(396.2)
Change in other assets and liabilities, net	9.8	20.3
Increase (decrease)	$(1,585.8)	$(1,306.6)

Income taxes paid	$93.6	$241.9
Interest paid	$103.9	$119.8
Supplemental non-cash information related to leases for the six months ended June 30, 2020 and 2019 (in millions):

	Six Months Ended June 30,
	2020	2019
Net increase in lease liability:
Operating leases	$84.5	$1,703.8
Finance leases	$17.2	$28.7

12. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
13. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes were (in millions):

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Six Months Ended June 30, 2020
January 1	$(24.0)	$(112.1)	$(1,061.5)	$(1,197.6)
Other comprehensive income (loss) before reclassifications	—	—	(265.3)	(265.3)
Reclassification from accumulated other comprehensive income (loss)	2.0	4.3	—	6.3
June 30	$(22.0)	$(107.8)	$(1,326.8)	$(1,456.6)

	Six Months Ended June 30, 2019
January 1	$(22.3)	$(69.3)	$(1,136.9)	$(1,228.5)
Cumulative effect of accounting change	(5.6)	(16.7)	—	(22.3)
Other comprehensive income (loss) before reclassifications	—	—	11.9	11.9
Reclassification from accumulated other comprehensive income (loss)	2.0	2.0	—	4.0
June 30	$(25.9)	$(84.0)	$(1,125.0)	$(1,234.9)

14. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis were (in millions):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$3,281.0			$3,281.0
Short-term investments	—			—
Marketable equity investments	1.6			1.6
Foreign currency derivatives		$0.5		0.5
Liabilities:
Foreign currency derivative		$0.8		$0.8
Contingent purchase price obligations			$104.3	104.3

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$4,305.7			$4,305.7
Short-term investments	3.6			3.6
Marketable equity investments	1.6			1.6
Foreign currency derivative instruments		$0.6		0.6
Liabilities:
Foreign currency derivatives		0.4		0.4
Contingent purchase price obligations			$107.7	107.7

Changes in contingent purchase price obligations were (in millions):

	Six Months Ended June 30,
	2020	2019
January 1	$107.7	$146.5
Acquisitions	10.0	1.8
Revaluation and interest	1.6	1.5
Payments	(12.8)	(28.9)
Foreign currency translation	(2.2)	(0.2)
June 30	$104.3	$120.7
The carrying amount and fair value of our financial assets and liabilities were (in millions):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$3,281.0	$3,281.0	$4,305.7	$4,305.7
Short-term investments	—	—	3.6	3.6
Marketable equity securities	1.6	1.6	1.6	1.6
Non-marketable equity securities	8.7	8.7	9.0	9.0
Foreign currency derivatives	0.5	0.5	0.6	0.6
Liabilities:
Short-term debt	$6.4	$6.4	$10.1	$10.1
Foreign currency derivatives	0.8	0.8	0.4	0.4
Contingent purchase price obligations	104.3	104.3	107.7	107.7
Long-term debt, including current portion	5,714.1	6,122.6	5,134.3	5,316.4

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
15. Subsequent Events
We have evaluated events subsequent to the balance sheet date and determined that there have not been any events that have occurred that would require additional adjustments to or disclosures in these consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY

Impact of the COVID-19 Pandemic on our Business
The COVID-19 pandemic has significantly impacted our business and results of operations. Beginning late in the first quarter, public health efforts to mitigate the impact of the pandemic, including government actions to restrict travel, limit public gatherings and shelter in place and mandatory closures of businesses resulted in many of our clients reducing or suspending their spending plans with us. For the six months ended June 30, 2020, revenue decreased $981.1 million, or 13.6%, compared to the six months ended June 30, 2019, primarily due to impact of the COVID-19 pandemic. We expect that the negative impact from the pandemic on our revenue will continue for the remainder of the year, and such reduction in revenue could adversely impact our ongoing results of operations and financial position. These effects could be material. While we believe that our performance in the second quarter of 2020 was the low point for the year, we expect that our results of operations for the second half of the year will continue to be lower than the prior year period; our revenue and margins are expected to improve compared to the second quarter of 2020.
In the second quarter of 2020, we took actions to align our cost structure, reduce our workforce and facility requirements and continued the review of businesses for disposal and assets for impairment. As a result, we recorded a pre-tax charge of $277.9 million, which is comprised of incremental severance of $150.0 million, real estate operating lease right-of-use, or ROU, asset and other asset impairment charges of $55.8 million, other real estate exit costs of $47.0 million and dispositions and other charges of $25.1 million (see Note 10 to the unaudited consolidated financial statements). These actions reduced headcount by over 6,000 and reduced the related facility requirements, which should result in significant reductions in future operating expenses. As a result, we expect that our margins in the second half of the year will be in line with the prior year.
The COVID-19 pandemic affected substantially all our clients, with certain industry sectors being negatively affected more significantly than others, including travel and entertainment, oil and gas, non-essential retail and automotive. Clients in these industries cut costs, including postponing or reducing marketing communication expenditures. Certain industries such as pharmaceuticals and healthcare, technology, telecommunications, government and services have fared relatively better to date. Global economic conditions are volatile and economic uncertainty cuts across all clients, industries and geographies. Overall, while we have a diversified portfolio of service offerings, clients and geographies, demand for our services can be expected to continue to be adversely affected as marketers reduce expenditures in the short term due to the uncertain impact of the pandemic on the global economy. Over the second half of 2020, we expect the global economic performance and our performance to vary by geography depending on how effectively governments respond to the COVID-19 pandemic and, in turn, allow for the reopening of their economies. Additionally, we expect some industries that were the most negatively impacted, including lodging, travel and entertainment, to continue to be challenged. However, other industries such as retail, food and beverage and automotive may see improvement.
Although we have experienced a decrease in our cash flow from operating activities, we have taken numerous proactive steps to strengthen our liquidity and financial position that are intended to mitigate the potential impact of the COVID-19 pandemic on our liquidity. In February 2020, we issued $600 million 2.45% Senior Notes due April 30, 2030, or the 2.45% Notes. In March 2020, the net proceeds from the issuance of the 2.45% Notes were used to redeem the remaining $600 million principal amount of our 4.45% Senior Notes due August 15, 2020, or the 2020 Notes. As a result, we have no notes maturing until May 2022. In April 2020, we issued $600 million of 4.20% Senior Notes due June 1, 2030, or the 4.20% Notes, and we entered into a new $400 million 364 Day revolving credit facility, or the 364 Day Credit Facility. The 364 Day Credit Facility is in addition to our existing $2.5 billion multi-currency revolving credit facility, or Credit Facility, which we extended to mature in February 2025. Further, in March 2020, we suspended our share repurchase activity.
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

As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the six months ended June 30, 2020, our largest client accounted for 3.6% of our revenue and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 55% of our revenue. Our business is spread across a number of industry sectors with no one industry comprising more than 17% of our revenue for the six months ended June 30, 2020. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions, such as those currently arising from the COVID-19 pandemic, pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter. As a result of the impact related to the COVID-19 pandemic, we experienced a significant decline in our organic revenue growth, which will likely continue through the remainder of 2020. While we are in the process of compiling, updating and re-evaluating our internal forecasts for the remainder of 2020, we do expect that we will have negative organic growth and an overall decline in revenue for the remainder of 2020, as compared to the comparable period in 2019.
As described in more detail below, due to the impact of the COVID-19 pandemic revenue for the six months ended June 30, 2020, decreased $981.1 million, or 13.6%, compared to the six months ended June 30, 2019. Changes in foreign exchange rates reduced revenue $111.6 million, or 1.6%, acquisition revenue, net of disposition revenue, reduced revenue $26.6 million, or 0.4%, reflecting the disposition of certain non-strategic businesses, and negative organic growth reduced revenue $842.9 million, or 11.7%.
Certain global events targeted by major marketers for advertising expenditures, such as the FIFA World Cup and the Olympics, and certain national events, such as the U.S. election process, may affect our revenue period-over-period in certain businesses. Typically, these events do not have a significant impact on our revenue in any period.
Beginning in March and continuing through the second quarter of 2020, our business experienced the effects from client spending reductions from the impact related to the COVID-19 pandemic. The spending reductions impacted all our businesses and markets. The businesses most impacted by the reduction in client spending were our advertising discipline, primarily in our media businesses, our CRM Consumer Experience discipline, especially in our event marketing businesses, and our CRM Execution Support discipline, primarily in our field marketing and merchandising businesses. In North America, we experienced a decline in organic revenue in all our businesses, except our healthcare businesses. In Europe and the Middle East and Africa, all businesses and regions experienced a decline in organic revenue resulting from the economic impact attributed to the COVID-19 pandemic. In addition, the economic and political conditions in the European Union, including the status of Brexit, remain uncertain and could further negatively impact our businesses in the U.K. and in the region. In Latin America, the impact of the COVID-19 pandemic compounded the continuing unstable economic and political conditions in Brazil, and we experienced negative organic growth in Brazil and throughout the region. In addition, the weakening of foreign currency exchange rates in all countries in the region against the U.S. Dollar further contributed to the reduction in revenue in the region. In Asia-Pacific, almost all our businesses in the region experienced negative organic growth as a result of the COVID-19 pandemic, and substantially all currencies weakened against the U.S. Dollar. The economic and fiscal issues, including the impact related to the COVID-19 pandemic, facing the countries we operate in can be expected to continue to cause economic uncertainty and volatility; however, the impact on our business varies by country. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in our revenue that are expected to continue for the remainder of the year, beginning in the second quarter of 2020, we took actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance whether, or to what extent, our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective or that additional actions will not be necessary.
Prior to the COVID-19 pandemic, certain business trends had generally a positive impact on our business and industry. These trends include clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms. As clients increase their demands for marketing effectiveness and efficiency, they have made it a practice to consolidate their business within one service provider in the pursuit of a single engagement covering all consumer touch points. We have structured our business around these trends. We believe that our key client matrix organization structure approach to collaboration and integration of our services and solutions has provided a competitive advantage to our business in the past and we expect this to continue beyond the current COVID-19 pandemic over the medium and long term.

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
We continually evaluate our portfolio of businesses to identify areas for investment and acquisition opportunities, as well as to identify non-strategic or underperforming businesses for disposition. In the first and second quarters of 2019, we disposed of certain businesses, primarily in our CRM Execution & Support discipline.
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
Revenue for the quarter ended June 30, 2020 decreased $919.1 million, or 24.7%, compared to the quarter ended June 30, 2019. Changes in foreign exchange rates reduced revenue 1.7%, acquisition revenue, net of disposition revenue, reduced revenue 0.1% and negative organic growth decreased revenue 23.0% as all our markets were negatively impacted by the COVID-19 pandemic. The change in revenue across our principal regional markets were: North America decreased $454.4 million, Europe decreased $308.4 million, Asia-Pacific decreased $87.8 million and Latin America decreased $42.0 million. In North America, we experienced a decline in organic revenue in all our businesses, except our healthcare businesses. In Europe, all businesses and regions experienced a decline in organic revenue, and most currencies in the region weakened against the U.S. Dollar. In Latin America, we experienced negative organic growth in almost all our businesses in the region, especially in Brazil. In addition, the weakening of all currencies in the region against the U.S. Dollar further contributed to the reduction in revenue in the region. In Asia-Pacific, almost all our businesses in the region experienced negative organic growth and substantially all currencies weakened against the U.S. Dollar. The change in revenue in the second quarter of 2020 compared to the second quarter of 2019, in our fundamental disciplines was: advertising decreased $602.5 million, CRM Consumer Experience decreased $174.7 million, CRM Execution & Support decreased $96.3 million, public relations decreased $53.5 million and healthcare increased $7.9 million.
Revenue for the six months of 2020 decreased $981.1 million, or 13.6%, to $6,207.6 million from $7,188.7 million in the six months of 2019. Changes in foreign exchange rates reduced revenue 1.6%, acquisition revenue, net of disposition revenue, reduced revenue 0.4% and negative organic growth decreased revenue 11.7%. Primarily as a result of the negative impact on our revenue from the COVID-19 pandemic in the second quarter of 2020, the decrease in revenue across our principal regional markets were: North America decreased $446.3 million, Europe decreased $330.6 million, Asia-Pacific decreased $94.8 million and Latin America decreased $59.5 million. In North America, we experienced a decline in organic revenue in all our businesses, except our healthcare businesses. The change in revenue in the six months of 2020 compared to the six months of 2019, in our fundamental disciplines was: advertising decreased $639.2 million, CRM Consumer Experience decreased $190.8 million, CRM Execution & Support decreased $126.3 million, public relations decreased $55.9 million and healthcare increased $31.1 million.
We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up the significant portion of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor and third-party service costs, which include third-party supplier costs and client-related travel costs. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses. Also included in cost of services for 2020 are repositioning costs, which are comprised of incremental severance costs, asset impairments and real estate exit costs, and a net loss on dispositions incurred in connection with the actions we took in the second quarter of 2020 to align our cost structure due to the decline in revenue resulting from the impact of the COVID-19 pandemic, as described above.
SG&A expenses, which decreased period-over-period, primarily consist of third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, which includes group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.

For the quarter ended June 30, 2020, salary and service costs, which tend to fluctuate with changes in revenue, decreased $634.1 million, or 23.8%, compared to the quarter ended June 30, 2019. Salary and related service costs in the quarter ended June 30, 2020 decreased $235.5 million, or 14.2%, period-over-period principally as a result of the severance and furlough actions we took in the second quarter of 2020. Third party service costs, which are included in salary and service costs and include expenses incurred with third-party vendors primarily when we act as a principal when performing services for our clients, decreased $398.6 million, or 39.7%, period-over-period reflecting the decrease in revenue and the impact of actions we took to align our cost structure. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $25.4 million, or 8.1%, in the second quarter of 2020 compared to the second quarter of 2019. Operating profit for the second quarter of 2020 included a pre-tax decrease of $277.9 million due to repositioning costs, comprised of incremental severance charges and operating lease ROU asset and other asset impairments and other real estate exit costs of $252.8 million and a net loss on dispositions of $25.1 million (see Note 10 to the unaudited consolidated financial statements). Operating profit decreased $511.2 million to $62.5 million. Operating margin decreased to 2.2% from 15.4% and EBITA margin decreased to 3.0% from 16.0%, period-over-period. Adjusting for the impact of the repositioning costs and net loss on dispositions, non-GAAP operating profit would have decreased to $340.4 million compared to $573.7 million for the second quarter of 2019. Non-GAAP operating margin and adjusted EBITA margin for the second quarter of 2020 would have been 12.2% and 12.9%, respectively, as compared to 15.4% and 16.0%, respectively, for the second quarter of 2019.
For the six months ended June 30, 2020, salary and service costs, which tend to fluctuate with changes in revenue, decreased $668.4 million, or 12.8%, compared to the six months of 2019. Salary and related service costs in the six months of 2020 decreased $259.1 million, or 7.8%, period-over-period. Third party service costs, which include expenses incurred with third-party vendors primarily when we act as a principal when performing services for our clients, decreased $409.3 million, or 21.5%, period-over-period reflecting the decrease in revenue and the impact of actions we took to align our cost structure. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $25.1 million, or 4.0%, in the six months of 2020 compared to the six months of 2019. Operating profit for the six months ended June 30, 2020 included a pre-tax decrease of $277.9 million due to repositioning costs, comprised of incremental severance charges and operating lease ROU asset and other asset impairments and other real estate exit costs of $252.8 million and a net loss on dispositions of $25.1 million (see Note 10 to the unaudited consolidated financial statements). Operating profit decreased $519.9 million to $482.7 million. Operating margin decreased to 7.8% from 13.9% and EBITA margin decreased to 8.5% from 14.5%, period-over-period. Adjusting for the impact of the repositioning costs and net loss on dispositions, non-GAAP operating profit would have decreased to $760.6 million compared to $1,002.6 million for the six months of 2019. Non- GAAP operating margin and adjusted EBITA margin for the six months of 2020 would have been 12.3% and 12.9%, respectively, as compared to 13.9% and 14.5%, respectively, for the six months of 2019.
Net interest expense in the second quarter of 2020 decreased $3.0 million period-over-period to $47.2 million. Net interest expense in the six months of 2020 decreased $3.2 million period-over-period to $93.0 million. Interest expense on debt decreased $13.5 million to $49.0 million in the second quarter of 2020 and decreased $18.8 million to $102.9 million in the six months of 2020, primarily reflecting a reduction in interest expense from our refinancing activity at lower interest rates in the second half of 2019, partially offset by a loss of $7.7 million on the early redemption of the remaining $600 million principal amount of the 2020 Notes and the interest expense from the issuance of the 2.45% Notes and the 4.20% Notes in February 2020 and April 2020, respectively (see Note 6 to the consolidated financial statements). Interest income in the second quarter of 2020 decreased $9.9 million period-over-period to $6.5 million and in the six months of 2020 decreased $14.2 million period-over-period to $19.2 million, primarily due to lower rates.
Income tax expense for the second quarter of 2020 decreased $108.7 million period-over-period primarily as a result of lower pre-tax income that includes $277.9 million of repositioning costs and net loss on dispositions (see Note 10 to the unaudited consolidated financial statements). Our effective tax rate for the second quarter of 2020 increased period-over-period to 143.1% from 24.9% and our effective tax rate for the six months of 2020 increased period-over-period to 30.6% from 25.7%. The increase was primarily attributable to the non-deductibility in certain jurisdictions of a portion of the repositioning costs and net loss on dispositions, partially offset by a lower effective rate on certain foreign earnings. In the second quarter of 2019, income tax expense was reduced by $10.8 million primarily from the net favorable settlements of uncertain tax positions in certain jurisdictions. The non-deductibility of a portion of the repositioning costs and net loss on dispositions in certain jurisdictions with lower effective tax rates, had the effect of increasing our tax rate for the second quarter of 2020 from 26.2% to 143.1% and increasing our tax rate for the six months of 2020 from 26.1% to 30.6%.

Net loss - Omnicom Group Inc. for the second quarter of 2020 was $24.2 million as compared to net income - Omnicom Group Inc. of $370.7 million in the second quarter of 2019. Net income - Omnicom Group Inc. in the six months of 2020 decreased $399.9 million, or 63.1%, to $234.0 million from $633.9 million in the six months of 2019. The period-over-period decrease is due to the factors described above. Diluted net loss per share - Omnicom Group Inc. was $0.11 in the second quarter of 2020 compared to diluted net income per share - Omnicom Group Inc. of $1.68 in the second quarter of 2019. Diluted net income per share - Omnicom Group Inc. decreased 62.1% to $1.08 in the six months of 2020, compared to $2.85 in the six months of 2019, The period-over-period change was due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock through early March 2020.
Net loss - Omnicom Group Inc. and Diluted net loss per share - Omnicom Group Inc. for the second quarter of 2020 and net income - Omnicom Group Inc. and diluted net income per share Omnicom Group Inc. for six months of 2020 include a net after-tax decrease for the repositioning costs and net loss on dispositions of $223.1 million and $1.03, respectively. Adjusting for those items, non-GAAP net income - Omnicom Group Inc. and non-GAAP diluted net income per share - Omnicom Group Inc. would have been $198.9 million and $0.92 for the second quarter of 2020, respectively, and $457.1 million and $2.11 for the six months of 2020, respectively.

RESULTS OF OPERATIONS - Second Quarter 2020 Compared to Second Quarter 2019 (in millions):

	2020	2019
Revenue	$2,800.7	$3,719.8
Operating Expenses:
Salary and service costs	2,031.1	2,665.2
Occupancy and other costs	290.0	315.4
Repositioning costs and net loss on dispositions	277.9	—
Cost of services	2,599.0	2,980.6
Selling, general and administrative expenses	82.1	107.7
Depreciation and amortization	57.1	57.8
	2,738.2	3,146.1
Operating Profit	62.5	573.7
Operating Margin %	2.2%	15.4%
Interest Expense	53.7	66.6
Interest Income	6.5	16.4
Income Before Income Taxes and Income (Loss) From Equity Method Investments	15.3	523.5
Income Tax Expense	21.9	130.6
Income (Loss) From Equity Method Investments	(7.8)	1.2
Net Income (Loss)	(14.4)	394.1
Net Income (Loss) Attributed To Noncontrolling Interests	9.8	23.4
Net Income (Loss) - Omnicom Group Inc.	$(24.2)	$370.7
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
The following table reconciles the U.S. GAAP financial measure of Net Income (Loss) - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	2020	2019
Net Income (Loss) - Omnicom Group Inc.	$(24.2)	$370.7
Net Income Attributed To Noncontrolling Interests	9.8	23.4
Net Income (Loss)	(14.4)	394.1
Income (Loss) From Equity Method Investments	(7.8)	1.2
Income Tax Expense	21.9	130.6
Income Before Income Taxes and Income (Loss) From Equity Method Investments	15.3	523.5
Interest Expense	53.7	66.6
Interest Income	6.5	16.4
Operating Profit	62.5	573.7
Add back: Amortization of intangible assets	21.4	21.2
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$83.9	$594.9

Revenue	$2,800.7	$3,719.8
EBITA	$83.9	$594.9
EBITA Margin %	3.0%	16.0%

Revenue
Revenue for the quarter ended June 30, 2020 decreased $919.1 million, or 24.7%, compared to the quarter ended June 30, 2019. Changes in foreign exchange rates reduced revenue 1.7%, acquisition revenue, net of disposition revenue, reduced revenue 0.1% and negative organic growth decreased revenue 23.0% as all our markets were negatively impacted by the COVID-19 pandemic. The change in revenue across our principal regional markets were: North America decreased $454.4 million, Europe decreased $308.4 million, Asia-Pacific decreased $87.8 million and Latin America decreased $42.0 million. In North America, we experienced a decline in organic revenue in all our businesses, except our healthcare businesses. In Europe, all businesses and regions experienced a decline in organic revenue, and most currencies in the region weakened against the U.S. Dollar. In Latin America, we experienced negative organic growth in almost all our businesses in the region, especially in Brazil. In addition, the weakening of all currencies in the region against the U.S. Dollar further contributed to the reduction in revenue in the region. In Asia-Pacific, almost all our businesses in the region experienced negative organic growth and substantially all currencies weakened against the U.S. Dollar. The impact of changes in foreign exchange rates reduced revenue 1.7%, or $61.6 million, compared to the second quarter of 2019, primarily resulting from the weakening of substantially all foreign currencies against the U.S. Dollar, especially the Euro, British Pound, Brazilian Real, Russian Ruble and Australian Dollar.
The components of revenue change for the second quarter of 2020 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
June 30, 2019	$3,719.8		$2,005.2		$1,714.6
Components of revenue change:
Foreign exchange rate impact	(61.6)	(1.7)%	—	—%	(61.6)	(3.6)%
Acquisition revenue, net of disposition revenue	(2.7)	(0.1)%	(3.7)	(0.2)%	1.0	0.1%
Organic growth	(854.8)	(23.0)%	(414.1)	(20.7)%	(440.7)	(25.7)%
June 30, 2020	$2,800.7	(24.7)%	$1,587.4	(20.8)%	$1,213.3	(29.2)%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $2,862.3 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($2,800.7 million less $2,862.3 million for the Total column).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,719.8 million for the Total column).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at July 15, 2020 remain unchanged, we expect the impact of changes in foreign exchange rates to decrease revenue by approximately 1.0% for the year and to have a marginal impact in the third quarter.

Revenue and organic growth in our principal regional markets were (in millions):

	Three Months Ended June 30,
	2020	2019	$ Change	% Organic Growth
Americas:
North America	$1,664.0	$2,118.4	$(454.4)	(21.1)%
Latin America	54.9	96.9	(42.0)	(24.1)%
EMEA:
Europe	727.5	1,035.9	(308.4)	(27.4)%
Middle East and Africa	34.5	61.0	(26.5)	(39.4)%
Asia-Pacific	319.8	407.6	(87.8)	(18.6)%
	$2,800.7	$3,719.8	$(919.1)	(23.0)%
Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, decreased $308.4 million for the second quarter of 2020. Revenue in the U.K., representing 9.5% of revenue, decreased $95.6 million. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 16.5% of revenue, decreased $212.8 million. The decrease in revenue is due to negative organic growth resulting from the impact of the COVID-19 pandemic.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change in the second quarter of 2020 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. In the second quarter of 2020 and 2019, our largest client represented 3.9% and 2.9% of revenue, respectively. Our ten largest and 100 largest clients represented 20.9% and 55.6% of revenue for the second quarter of 2020, respectively, and 19.5% and 52.0% of revenue for the second quarter of 2019, respectively.
In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare.
Beginning in March and continuing through the second quarter of 2020, our business experienced the effects from client spending reductions related to the COVID-19 pandemic. The spending reductions impacted all our businesses and markets. The businesses most impacted by the reduction in client spending were our advertising discipline, primarily in our media businesses, our CRM Consumer Experience discipline, especially in our event marketing businesses, and our CRM Execution Support discipline, primarily in our field marketing and merchandising businesses. Revenue and organic growth by discipline were (in millions):

	Three Months Ended June 30,
	2020		2019		2020 vs. 2019
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$1,499.5	53.5%	$2,102.0	56.5%	$(602.5)	(26.6)%
CRM Consumer Experience	478.7	17.1%	653.4	17.6%	(174.7)	(25.6)%
CRM Execution & Support	227.8	8.1%	324.1	8.7%	(96.3)	(27.6)%
Public Relations	295.8	10.6%	349.3	9.4%	(53.5)	(13.9)%
Healthcare	298.9	10.7%	291.0	7.8%	7.9	3.2%
	$2,800.7		$3,719.8		$(919.1)	(23.0)%

We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Three Months Ended June 30,
	2020	2019
Food and Beverage	14%	14%
Consumer Products	9%	9%
Pharmaceuticals and Healthcare	18%	14%
Financial Services	8%	9%
Technology	9%	7%
Auto	9%	10%
Travel and Entertainment	6%	8%
Telecommunications	6%	5%
Retail	6%	7%
Services	2%	2%
Oil, Gas and Utilities	2%	2%
Not-for-Profit	1%	2%
Government	3%	2%
Education	1%	1%
Other	6%	8%
	100%	100%
The COVID-19 pandemic affected substantially all our clients, with certain industry sectors being negatively affected more significantly than others, including travel and entertainment, oil, gas and utilities, retail and auto. Certain industries such as pharmaceuticals and healthcare, technology, telecommunications and government have fared relatively better to date.
Operating Expenses
Operating expenses were (in millions):

	Three Months Ended June 30,
	2020		2019		2020 vs. 2019
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$2,800.7		$3,719.8		$(919.1)	(24.7)%
Operating Expenses:
Salary and service costs:
Salary and related service costs	1,424.7	50.9%	1,660.2	44.6%	(235.5)	(14.2)%
Third party service costs	606.4	21.7%	1,005.0	27.0%	(398.6)	(39.7)%
	2,031.1	72.5%	2,665.2	71.6%	(634.1)	(23.8)%
Occupancy and other costs	290.0	10.4%	315.4	8.5%	(25.4)	(8.1)%
Repositioning costs and net loss on dispositions	277.9	9.9%	—	—%	277.9	—%
Cost of services	2,599.0		2,980.6		(381.6)	(12.8)%
Selling, general and administrative expenses	82.1	2.9%	107.7	2.9%	(25.6)	(23.8)%
Depreciation and amortization	57.1	2.0%	57.8	1.6%	(0.7)	(1.2)%
	2,738.2	97.8%	3,146.1	84.6%	(407.9)	(13.0)%
Operating Profit	$62.5	2.2%	$573.7	15.4%	$(511.2)	(89.1)%

For the quarter ended June 30, 2020, salary and service costs, which tend to fluctuate with changes in revenue, decreased $634.1 million, or 23.8%, compared to the quarter ended June 30, 2019. Salary and related service costs in the quarter ended June 30, 2020 decreased $235.5 million, or 14.2%, period-over-period principally as a result of the severance and furlough actions we took in the second quarter of 2020. Third party service costs, which are included in salary and service costs and include expenses incurred with third-party vendors primarily when we act as a principal when performing services for our clients, decreased $398.6 million, or 39.7%, period-over-period reflecting the decrease in revenue and the impact of actions we took to align our cost structure. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $25.4 million, or 8.1%, in the second quarter of 2020 compared to the second quarter of 2019. Operating profit for the second quarter of 2020 included a pre-tax decrease of $277.9 million due to repositioning costs, comprised of incremental severance charges and operating lease ROU asset and other asset impairments and other real estate exit costs of $252.8 million and a net loss on dispositions of $25.1 million (see Note 10 to the unaudited consolidated financial statements). Operating profit decreased $511.2 million to $62.5 million. Operating margin decreased to 2.2% from 15.4% and EBITA margin decreased to 3.0% from 16.0%, period-over-period. Adjusting for the impact of the repositioning costs and net loss on dispositions, non-GAAP operating profit would have decreased to $340.4 million compared to $573.7 million for the second quarter of 2019. Non-GAAP operating margin and adjusted EBITA margin for the second quarter of 2020 would have been 12.2% and 12.9%, respectively, as compared to 15.4% and 16.0%, respectively, for the second quarter of 2019.
Net Interest Expense
Net interest expense in the second quarter of 2020 decreased $3.0 million period-over-period to $47.2 million. Interest expense on debt decreased $13.5 million to $49.0 million in the second quarter of 2020, primarily reflecting a reduction in interest expense from refinancing activity, principally from the issuance of the Euro notes at lower interest rates in the second half of 2019, partially offset by a loss of $7.7 million on the early redemption of the remaining $600 million principal amount of the 2020 Notes and the interest expense from the issuance of the 2.45% Notes and the 4.20% Notes in February 2020 and April 2020, respectively (see Note 6 to the consolidated financial statements). Interest income decreased $9.9 million period-over-period to $6.5 million, primarily due to lower rates.
Income Taxes
Income tax expense for the second quarter of 2020 decreased $108.7 million period-over-period primarily as a result of lower pre-tax income that includes $277.9 million of repositioning costs and net loss on dispositions (see Note 10 to the unaudited consolidated financial statements). Our effective tax rate for the second quarter of 2020 increased period-over-period to 143.1% from 24.9%. The increase was primarily attributable to the non-deductibility in certain jurisdictions of a portion of the repositioning costs and net loss on dispositions, partially offset by a lower effective rate on certain foreign earnings. In the second quarter of 2019, income tax expense was reduced by $10.8 million primarily from the net favorable settlements of uncertain tax positions in certain jurisdictions. The non-deductibility of a portion of the repositioning costs and net loss on dispositions in certain jurisdictions with lower effective tax rates, had the effect of increasing our tax rate for the second quarter of 2020 from 26.2% to 143.1%.
Net Income (Loss) Per Share - Omnicom Group Inc.
Net loss - Omnicom Group Inc. for the second quarter of 2020 was $24.2 million as compared to net income - Omnicom Group Inc. of $370.7 million in the second quarter of 2019. The period-over-period decrease is due to the factors described above. Diluted net loss per share - Omnicom Group Inc. was $0.11 in the second quarter of 2020 compared to diluted net income per share - Omnicom Group Inc. of $1.68 in the second quarter of 2019. The period-over-period change was due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. Net loss - Omnicom Group Inc. and Diluted net income (loss) per share - Omnicom Group Inc. for the second quarter of 2020 include a net after-tax decrease for the repositioning costs and net loss on dispositions of $223.1 million and $1.03, respectively. Adjusting for those items, non-GAAP net income - Omnicom Group Inc. and non-GAAP diluted net income per share - Omnicom Group Inc. would have been $198.9 million and $0.92 for the second quarter of 2020, respectively.
Reconciliation of Non-GAAP Measures
Non-GAAP operating profit, adjusted EBITA, Non-GAAP net income – Omnicom Group Inc., and Non-GAAP diluted net income per share – Omnicom Group Inc. are Non-GAAP financial measures that adjust the 2020 financial measures for the $277.9 million pre-tax impact of the repositioning costs and net loss on dispositions (see Note 10 to the unaudited consolidated financial statements). We believe these Non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business. For comparability of reporting, management considers Non-GAAP measures in conjunction with GAAP financial results in evaluating business performance. These Non-GAAP financial measures presented should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.

	Three Months Ended June 30,
	2020	2019
Non-GAAP operating profit, non-GAAP operating margin, adjusted EBITA and adjusted EBITA margin:
Net Income (Loss) - Omnicom Group Inc.	$(24.2)	$370.7
Net Income Attributed to Noncontrolling Interests	9.8	23.4
Net Income (Loss)	(14.4)	394.1
Income (Loss) From Equity Method Investments	(7.8)	1.2
Income Tax Expense	21.9	130.6
Income Before Income Taxes and Income (Loss) From Equity Method Investments	15.3	523.5
Interest Expense	53.7	66.6
Interest Income	6.5	16.4
Operating Profit	62.5	573.7
Operating Margin %	2.2%	15.4%
Repositioning Costs and Net Loss on Dispositions	277.9	0.0
Non-GAAP Operating Profit	340.4	573.7
Non-GAAP Operating Margin	12.2%	15.4%
Add back: Amortization of intangible assets	21.4	21.2
Adjusted EBITA	$361.8	$594.9
Adjusted EBITA Margin %	12.9%	16.0%
Non-GAAP net - income Omnicom Group Inc. and Non-GAAP diluted net income per share - Omnicom Group Inc.:
Net Income (Loss) - Omnicom Group Inc.	$(24.2)	$370.7
Repositioning costs and net loss on dispositions	277.9	—
Net income tax benefit of repositioning costs and net loss on dispositions	(54.8)	—
Non-GAAP net income Omnicom Group Inc.	$198.9	$370.7

Diluted net income (loss) per share - Omnicom Group Inc.	$(0.11)	$1.68
Repositioning costs and net loss on dispositions	1.03	—
Non-GAAP diluted net income per share - Omnicom Group Inc.	$0.92	$1.68

Weighted average shares	$215.4	$220.9

RESULTS OF OPERATIONS - Six Months of 2020 Compared to Six Months of 2019 (in millions):

	2020	2019
Revenue	$6,207.6	$7,188.7
Operating Expenses:
Salary and service costs	4,564.4	5,232.8
Occupancy and other costs	599.6	624.7
Repositioning costs and net loss on dispositions	277.9	—
Cost of services	5,441.9	5,857.5
Selling, general and administrative expenses	168.9	211.2
Depreciation and amortization	114.1	117.4
	5,724.9	6,186.1
Operating Profit	482.7	1,002.6
Operating Margin %	7.8%	13.9%
Interest Expense	112.2	129.6
Interest Income	19.2	33.4
Income Before Income Taxes and Income (Loss) From Equity Method Investments	389.7	906.4
Income Tax Expense	119.3	233.2
Income (Loss) From Equity Method Investments	(13.0)	0.7
Net Income	257.4	673.9
Net Income Attributed To Noncontrolling Interests	23.4	40.0
Net Income - Omnicom Group Inc.	$234.0	$633.9
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	2020	2019
Net Income - Omnicom Group Inc.	$234.0	$633.9
Net Income Attributed To Noncontrolling Interests	23.4	40.0
Net Income	257.4	673.9
Income (Loss) From Equity Method Investments	(13.0)	0.7
Income Tax Expense	119.3	233.2
Income Before Income Taxes and Income (Loss) From Equity Method Investments	389.7	906.4
Interest Expense	112.2	129.6
Interest Income	19.2	33.4
Operating Profit	482.7	1,002.6
Add back: Amortization of intangible assets	42.2	42.8
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$524.9	$1,045.4

Revenue	$6,207.6	$7,188.7
EBITA	$524.9	$1,045.4
EBITA Margin %	8.5%	14.5%

Revenue
Revenue for the six months of 2020 decreased $981.1 million, or 13.6%, to $6,207.6 million from $7,188.7 million in the six months of 2019. Changes in foreign exchange rates reduced revenue 1.6%, acquisition revenue, net of disposition revenue, reduced revenue 0.4%, and negative organic growth decreased revenue 11.7%. Primarily as a result of the negative impact on our revenue from the COVID-19 pandemic in the second quarter of 2020, the decrease in revenue across our principal regional markets were: North America decreased $446.3 million, Europe decreased $330.6 million, Asia-Pacific decreased $94.8 million and Latin America decreased $59.5 million. In North America, we experienced a decline in organic revenue in all our businesses, except our healthcare businesses. The change in revenue in the six months of 2020 compared to the six months of 2019, in our fundamental disciplines was: advertising decreased $639.2 million, CRM Consumer Experience decreased $190.8 million, CRM Execution & Support decreased $126.3 million, public relations decreased $55.9 million and healthcare increased $31.1 million. The impact of changes in foreign exchange rates reduced revenue 1.6%, or $111.6 million, compared to the six months of 2019, primarily resulting from the weakening of substantially all foreign currencies against the U.S. Dollar, especially the Euro, British Pound, Brazilian Real, Russian Ruble and Australian Dollar.
The components of revenue change for the six months of 2020 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
June 30, 2019	$7,188.7		$3,889.4		$3,299.3
Components of revenue change:
Foreign exchange rate impact	(111.6)	(1.6)%	—	—%	(111.6)	(3.4)%
Acquisition revenue, net of disposition revenue	(26.6)	(0.4)%	(26.4)	(0.7)%	(0.2)	—%
Organic growth	(842.9)	(11.7)%	(381.3)	(9.8)%	(461.6)	(14.0)%
June 30, 2020	$6,207.6	(13.6)%	$3,481.7	(10.5)%	$2,725.9	(17.4)%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $6,319.2 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($6,207.6 million less $6,319.2 million for the Total column).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($7,188.7 million for the Total column).
Revenue and organic growth in our principal regional markets were (in millions):

	Six Months Ended June 30,
	2020	2019	$ Change	% Organic Growth
Americas:
North America	$3,661.3	$4,107.6	$(446.3)	(10.1)%
Latin America	126.3	185.8	(59.5)	(15.0)%
EMEA:
Europe	1,650.8	1,981.4	(330.6)	(14.4)%
Middle East and Africa	90.1	140.0	(49.9)	(33.2)%
Asia-Pacific	679.1	773.9	(94.8)	(8.9)%
	$6,207.6	$7,188.7	$(981.1)	(11.7)%

Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, decreased $330.6 million for the six months of 2020 as compared to the prior year period. Revenue in the U.K., representing 9.8% of total revenue, decreased $89.3 million, primarily due to the weakening of the British Pound against the U.S. Dollar. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 16.8% of total revenue, decreased $241.3 million primarily due to disposition activity and the unfavorable impact from changes in foreign exchange rates.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the six months of 2020 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 3.6% and 3.0% of our revenue for the six months of 2020 and 2019, respectively. Our ten largest and 100 largest clients represented 21.3% and 54.7% of our revenue for the six months of 2020, respectively, and 19.3% and 51.7% of our revenue for the six months of 2019, respectively.
In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare.
Beginning in March and continuing through the second quarter of 2020, our business experienced the effects from client spending reductions related to the COVID-19 pandemic. The spending reductions impacted all our businesses and markets. The businesses most impacted by the reduction in client spending were, our advertising discipline, primarily in our media businesses, our CRM Consumer Experience discipline, especially in our event marketing businesses, and our CRM Execution Support discipline, primarily in our field marketing and merchandising businesses. Revenue and organic growth by discipline were (in millions):

	Six Months Ended June 30,
	2020		2019
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$3,392.3	54.7%	$4,031.5	56.1%	$(639.2)	(13.9)%
CRM Consumer Experience	1,061.7	17.1%	1,252.5	17.4%	(190.8)	(14.0)%
CRM Execution & Support	545.9	8.8%	672.2	9.4%	(126.3)	(13.7)%
Public Relations	627.5	10.1%	683.4	9.5%	(55.9)	(7.0)%
Healthcare	580.2	9.3%	549.1	7.6%	31.1	6.2%
	$6,207.6		$7,188.7		$(981.1)	(11.7)%
We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Six Months Ended June 30,
	2020	2019
Food and Beverage	14%	14%
Consumer Products	8%	9%
Pharmaceuticals and Healthcare	16%	14%
Financial Services	8%	9%
Technology	8%	7%
Auto	10%	10%
Travel and Entertainment	8%	8%
Telecommunications	6%	5%
Retail	6%	7%
Services	2%	2%
Oil, Gas and Utilities	2%	2%
Not-for-Profit	1%	2%
Government	3%	2%
Education	1%	1%
Other	7%	8%
	100%	100%
The COVID-19 pandemic affected substantially all our clients, with certain industry sectors being negatively affected more significantly than others, including travel and entertainment, oil, gas and utilities, retail and auto. Certain industries such as pharmaceuticals and healthcare, technology, telecommunications and government have fared relatively better to date.

Operating Expenses
Operating expenses were (in millions):

	Six Months Ended June 30,
	2020		2019		2020 vs. 2019
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$6,207.6		$7,188.7		$(981.1)	(13.6)%
Operating Expenses:
Salary and service costs:
Salary and related service costs	3,067.1	49.4%	3,326.2	46.3%	(259.1)	(7.8)%
Third party service costs	1,497.3	24.1%	1,906.6	26.5%	(409.3)	(21.5)%
	4,564.4	73.5%	5,232.8	72.8%	(668.4)	(12.8)%
Occupancy and other costs	599.6	9.7%	624.7	8.7%	(25.1)	(4.0)%
Repositioning costs and net loss on dispositions	277.9	4.5%	—	—%	277.9	—%
Cost of services	5,441.9		5,857.5		(415.6)
Selling, general and administrative expenses	168.9	2.7%	211.2	2.9%	(42.3)	(20.0)%
Depreciation and amortization	114.1	1.8%	117.4	1.6%	(3.3)	(2.8)%
	5,724.9	92.2%	6,186.1	86.1%	(461.2)	(7.5)%
Operating Profit	$482.7	7.8%	$1,002.6	13.9%	$(519.9)	(51.9)%
For the six months ended June 30, 2020, salary and service costs, which tend to fluctuate with changes in revenue, decreased $668.4 million, or 12.8%, compared to the six months of 2019. Salary and related service costs in the six months of 2020 decreased $259.1 million, or 7.8%, period-over-period. Third party service costs, which include expenses incurred with third-party vendors primarily when we act as a principal when performing services for our clients, decreased $409.3 million, or 21.5%, period-over-period reflecting the decrease in revenue and the impact of actions we took to align our cost structure. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $25.1 million, or 4.0%, in the six months of 2020 compared to the six months of 2019. Operating profit for the six months ended June 30, 2020 included a pre-tax decrease of $277.9 million due to repositioning costs, comprised of incremental severance charges and operating lease ROU asset and other asset impairments and other real estate exit costs of $252.8 million and a net loss on dispositions of $25.1 million (see Note 10 to the unaudited consolidated financial statements). Operating profit decreased $519.9 million to $482.7 million. Operating margin decreased to 7.8% from 13.9% and EBITA margin decreased to 8.5% from 14.5%, period-over-period. Adjusting for the impact of the repositioning costs and net loss on dispositions, non-GAAP operating profit would have decreased to $760.6 million compared to $1,002.6 million for the six months of 2019. Non- GAAP operating margin and adjusted EBITA margin for the six months of 2020 would have been 12.3% and 12.9%, respectively, as compared to 13.9% and 14.5%, respectively, for the six months of 2019.
Net Interest Expense
Net interest expense in the six months of 2020 decreased $3.2 million period-over-period to $93.0 million. Interest expense on debt decreased $18.8 million to $102.9 million in the six months of 2020, reflecting a reduction in interest expense from our refinancing activity at lower interest rates in 2019, partially offset by a loss of $7.7 million on the early redemption of the remaining $600 million principal amount of the 2020 Notes and the interest expense from the issuance of the 2.45% Notes and the 4.20% Notes in February 2020 and April 2020, respectively (see Note 6 to the consolidated financial statements). Interest income in the six months of 2020 decreased $14.2 million period-over-period to $19.2 million, primarily due to lower rates.
Income Taxes
Our effective tax rate for the six months of 2020 increased period-over-period to 30.6% from 25.7%. The increase was primarily attributable to the non-deductibility in certain jurisdictions of a portion of the repositioning costs and net loss on dispositions, partially offset by a lower effective rate on certain foreign earnings. In the second quarter of 2019, income tax expense was reduced by $10.8 million primarily from the net favorable settlements of uncertain tax positions in certain jurisdictions. The non-deductibility of a portion of the repositioning costs and net loss on dispositions in certain jurisdictions with lower effective tax rates, had the effect of increasing our tax rate for the six months of 2020 from 26.1% to 30.6%.
Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the six months of 2020 decreased $399.9 million, or 63.1%, to $234.0 million from $633.9 million in the six months of 2019. The period-over-period decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. decreased 62.1% to $1.08 in the six months of 2020, compared to $2.85 in the six months of 2019, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock through March 2020, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. Net income - Omnicom Group Inc. and diluted net income per share Omnicom Group Inc. for the six months of 2020 include a net after-tax decrease for the repositioning costs and net loss on dispositions of $223.1 million and $1.03, respectively. Adjusting for those items, non-GAAP net income - Omnicom Group Inc. and non-GAAP diluted net income per share - Omnicom Group Inc would have been $457.1 million and $2.11 for the six months of 2020, respectively.
Reconciliation of Non-GAAP Measures
Non-GAAP operating profit, adjusted EBITA, Non-GAAP net income – Omnicom Group Inc., and Non-GAAP diluted net income per share – Omnicom Group Inc. are Non-GAAP financial measures that adjust the 2020 financial measures for the $277.9 million pre-tax impact of the repositioning costs and net loss on dispositions (see Note 10 to the unaudited consolidated financial statements). We believe these Non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business. For comparability of reporting, management considers Non-GAAP measures in conjunction with GAAP financial results in evaluating business performance. These Non-GAAP financial measures presented should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.

	Six Months Ended June 30,
	2020	2019
Non-GAAP operating profit, non-GAAP operating margin, adjusted EBITA and adjusted EBITA margin:
Net Income - Omnicom Group Inc.	$234.0	$633.9
Net Income Attributed to Noncontrolling Interests	23.4	40.0
Net Income	257.4	673.9
Income (Loss) From Equity Method Investments	(13.0)	0.7
Income Tax Expense	119.3	233.2
Income Before Income Taxes and Income (Loss) From Equity Method Investments	389.7	906.4
Interest Expense	112.2	129.6
Interest Income	19.2	33.4
Operating Profit	482.7	1,002.6
Operating Margin %	7.8%	13.9%
Repositioning Costs and Net Loss on Dispositions	277.9	0.0
Non-GAAP Operating Profit	760.6	1,002.6
Non-GAAP Operating Margin	12.3%	13.9%
Add back: Amortization of intangible assets	42.2	42.8
Adjusted EBITA	$802.8	$1,045.4
Adjusted EBITA Margin %	12.9%	14.5%
Non-GAAP net - income Omnicom Group Inc. and Non-GAAP diluted net income per share - Omnicom Group Inc.:
Net Income - Omnicom Group Inc.	$234.0	$633.9
Repositioning costs and net loss on dispositions	277.9	—
Net income tax benefit of repositioning costs and net loss on dispositions	(54.8)	—
Non-GAAP net income Omnicom Group Inc.	$457.1	$633.9

Diluted net income per share - Omnicom Group Inc.	$1.08	$2.85
Repositioning costs and net loss on dispositions	1.03	—
Non-GAAP diluted net income per share - Omnicom Group Inc.	$2.11	$2.85

Weighted average shares	$216.5	$222.5

CRITICAL ACCOUNTING POLICIES
For a more complete understanding of our accounting policies, the unaudited consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, readers are encouraged to consider this information together with Note 1 to the unaudited consolidated financial statements regarding the impact of the COVID-19 pandemic and Note 5 to the unaudited consolidated financial statements related to the impairment testing of our goodwill and other intangible assets and with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 10-K.
Acquisitions and Goodwill
We have made and expect to continue to make selective acquisitions. The evaluation of potential acquisitions is based on various factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings of the target businesses, as well as our experience and judgment.
Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms and agency brands through the expansion of their geographic reach or their service capabilities to better serve our clients. Additional key factors we consider include the competitive position and specialized know-how of the acquisition targets. Accordingly, as is typical in most service businesses, a substantial portion of the assets we acquire are intangible assets primarily consisting of the know-how of the personnel, which is treated as part of goodwill and is not required to be valued separately under U.S. GAAP. For each acquisition, we undertake a detailed review to identify other intangible assets that are required to be valued separately. A significant portion of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names. In valuing these identified intangible assets, we typically use an income approach and consider comparable market participant measurements.
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
At June 30, 2020 we adjusted our assumptions to reflect the economic conditions in light of the impact on our business related to the COVID-19 pandemic, including downward adjustment to our revenue and earnings assumptions, reducing our long-term growth rate and increasing the weighted average cost of capital, or WACC, for each reporting unit and limiting our estimate of our equity value to reflect the decline in our share price that occurred during the first half of 2020. In addition the assumptions reflected the expected cost reductions from our severance and real estate facility repositioning actions (see Notes 1 and 10 to the unaudited consolidated financial statements).
The assumptions used for the long-term growth rate and WACC in our evaluations as of June 30, 2020 and 2019 were:

	2020	2019
Long-Term Growth Rate	3.0%	3.5%
WACC	10.6% - 10.8%	10.1% - 10.6%
Long-term growth rate represents our estimate of the long-term growth rate for our industry and the markets of the global economy we operate in. For the past ten years, the average historical revenue growth rate of our reporting units and the Average Nominal GDP, or NGDP, growth of the countries comprising the major markets that account for substantially all of our revenue was approximately 4.2% and 4.3%, respectively. We considered this history when determining the long-term growth rates used in our annual impairment test at June 30, 2020 and lowered it to reflect the potential future effects of the unprecedented pandemic on the global economy, which are not reflected in the 10-year historical analysis. We believe marketing expenditures over the long term have a high correlation to NGDP. Based on our historical performance, we also believe that our long-term growth rate will exceed NGDP growth in the markets we operate in, which are similar across our reporting units. For our annual test as of June 30, 2020, we used an estimated long-term growth rate of 3.0%.
When performing the annual impairment test as of June 30, 2020 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2020. In the first half of 2020, our revenue declined 11.7%, which excluded our net disposition activity and the impact from changes in foreign exchange rates. The COVID-19 pandemic significantly impacted the global economy. Government actions taken to mitigate the impact of the pandemic negatively impacted many of our clients' businesses, and in turn, clients have reduced their demand for our services. In addition, the assumptions reflected the expected cost reductions from our severance, and real estate facility repositioning actions (see Notes 1 and 10 to the unaudited consolidated financial statements).
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
Goodwill Impairment Review - Conclusion
Based on the results of our impairment test, we concluded that our goodwill at June 30, 2020 was not impaired, because the fair value of each of our reporting units was in excess of its respective net book value. For our reporting units with negative book value, we concluded that the fair value of their total assets was in excess of book value. The minimum decline in fair value that one of our reporting units would need to experience in order to fail the goodwill impairment test was approximately 20%. Notwithstanding our belief that the assumptions we used for WACC and long-term growth rate in our impairment testing were reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis on our impairment test as of June 30, 2020 revealed that if the WACC increased by 1% and/or the long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be in excess of its respective net book value and would pass the impairment test.
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
LIQUIDITY AND CAPITAL RESOURCES
Although we have experienced a decrease in our cash flow from operations, we have taken numerous proactive steps to strengthen our liquidity and financial position that are intended to mitigate the impact of the COVID-19 pandemic on our liquidity. In February 2020, we issued $600 million of the 2.45% Notes. In March 2020, the net proceeds from the issuance of the 2.45% Notes were used to redeem the remaining $600 million principal amount of the 2020 Notes. As a result, we have no notes maturing until May 2022. In April 2020, we issued $600 million of the 4.20% Notes, and we entered into a new $400 million 364 Day Credit Facility, or 364 Day Credit facility. The 364 Day Credit Facility is in addition to our existing $2.5 billion Credit Facility, which we extended to mature in February 2025. We suspended our share repurchase activity in March 2020.
Cash Sources and Requirements
Our primary liquidity sources are our operating cash flow, cash and cash equivalents and short-term investments. Additional liquidity sources include our $2.5 billion Credit Facility, expiring on February 14, 2025, the $400 million 364 Day Credit Facility expiring on April 2, 2021, the uncommitted credit lines aggregating $1.1 billion, and the ability to issue up to $2 billion of commercial paper and access the capital markets. Our liquidity funds our non-discretionary cash requirements and our discretionary spending.
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
Cash and cash equivalents decreased $1.0 billion from December 31, 2019, and short-term investments decreased $3.6 million from December 31, 2019. During the first six months of 2020, we used $862.2 million of cash in operating activities, which included the use for operating capital of $1.6 billion, primarily related to our typical working capital requirement during the period, the timing of working capital activity and the reduction in client spending in the current period, as compared to the prior year period. Our discretionary spending during the first six months of 2020 was: capital expenditures of $33.6 million; dividends paid to common shareholders of $282.9 million; dividends paid to shareholders of noncontrolling interests of $35.2 million; repurchases of our common stock, which we have suspended in March 2020, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $202.9 million; and acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, net of cash acquired, of $29.5 million. In addition, the impact of foreign exchange rate changes reduced cash and cash equivalents by $126.9 million.
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
On April 1, 2020, in response to the potential effects on market liquidity arising from the COVID-19 pandemic, we issued $600 million of the 4.20% Notes. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $592.5 million. The 4.20% Notes are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness. The net proceeds from the issuance will be used for general corporate purposes, which could include working capital expenditures, fixed asset expenditures, acquisitions, repayment of commercial paper and short-term debt, refinancing of other debt, or other capital transactions.

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
At June 30, 2020, our foreign subsidiaries held approximately $1.2 billion of our total cash and cash equivalents of $3.3 billion. Most of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
At June 30, 2020, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments increased $1.6 billion as compared to December 31, 2019. The increase in net debt primarily resulted from the use of cash of $1.6 billion for operating capital principally related to our typical working capital requirements during the period, the timing of working capital activity and the reduction in client spending due to the COVID-19 pandemic. In addition, the impact of foreign exchange rate changes reduced cash and cash equivalents by $126.9 million, as compared to December 31, 2019 and June 30, 2019.
The components of net debt were (in millions):

	June 30, 2020	December 31, 2019	June 30, 2019
Short-term debt	$6.4	$10.1	$608.5
Long-term debt, including current portion	5,714.1	5,134.3	4,925.4
Total debt	5,720.5	5,144.4	5,533.9
Less: Cash and cash equivalents and short-term investments	3,281.0	4,309.3	2,903.5
Net debt	$2,439.5	$835.1	$2,630.4
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

The Credit Facility and the 364 Day Credit Facility each contain a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3.5 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation, amortization and non-cash charges). With respect to the Credit Facility and the 364 Day Credit Facility, at June 30, 2020, we were in compliance with this covenant as our Leverage Ratio was 2.9. The Credit Facility and the 364 Day Credit Facility do not limit our ability to declare or pay dividends or repurchase our common stock.
At June 30, 2020, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. Our long-term debt and Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.

Credit Markets and Availability of Credit
In light of the uncertainty of future economic conditions, we continue to seek to take actions available to us to respond to changing economic conditions, and we will continue to actively manage our discretionary expenditures. We have not repurchased any of our common stock since March 13, 2020 and we do not plan to resume our repurchases until we believe economic conditions have begun to stabilize. We will continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to the availability of our $2.5 billion Credit Facility and 364 Day Credit Facility, are sufficient to fund our near-term working capital needs and our discretionary spending. For additional information about our credit facilities, see Note 6 to our consolidated financial statements.
We have typically funded our day-to-day liquidity by issuing commercial paper. In the quarter ended June 30, 2020, we reduced our commercial paper issuances as compared to the prior year period primarily as a result of the issuance of the 4.20% Notes in April 2020. In 2019, we issued short-term debt in a private placement to reduce our commercial paper issuances. This short-term debt was redeemed in the third quarter of 2019. Additional liquidity sources include our Credit Facility or the uncommitted credit lines. At June 30, 2020, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.
Commercial paper activity was (dollars in millions):

	Three Months Ended June 30,
	2020	2019
Average amount outstanding during the quarter	$107.7	$246.6
Maximum amount outstanding during the quarter	$401.2	$666.0
Average days outstanding	24.4	3.0
Weighted average interest rate	2.08%	2.64%

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
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 3.6% of revenue in the first six months of 2020. However, during periods of economic downturn, the credit profiles of our clients could change.
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
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2020, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of June 30, 2020. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
The COVID-19 pandemic has significantly impacted the global economy, our business and our results of operations. Public health efforts to mitigate the impact of the pandemic include government actions such as travel restrictions, limitations on public gatherings, shelter in place orders and mandatory closures. These actions have negatively impacted many of our clients' businesses, and in turn, clients have reduced or plan to reduce their demand for our services. As a result, we experienced a reduction in our revenue beginning late in the first quarter of 2020, as compared to the same period in 2019. The reduction in our revenue continued during the second quarter of 2020 and is expected to continue for the remainder of the year. Such reductions in revenue and other effects of the COVID-19 pandemic could materially adversely impact our results of operations and financial position and our ability to adequately serve our clients. The extent of the impact of the COVID-19 pandemic on our business will depend on numerous factors that we are not able to accurately predict, including the duration and scope of the pandemic, government actions and changes in our clients' businesses. Accordingly, the anticipated negative financial impact to our results of operations, financial position, liquidity and business results cannot be reasonably estimated, but could be material and last for an extended period of time.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended June 30, 2020, all of which related to withholdings to satisfy tax obligations related to vesting of restricted stock awards and stock option exercises, were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2020	3,800	$51.96	—	—
May 1 - May 31, 2020	7,717	50.90	—	—
June 1 - June 30, 2020	71,349	63.90	—	—
	82,866	$62.14	—	—
During the three months ended June 30, 2020, we withheld 82,866 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards and stock option exercises, and we did not purchase any shares of our common stock in the open market. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date. In March 2020, we suspended our share repurchase activity. There were no unregistered sales of equity securities during the three months ended June 30, 2020.

Item 6. Exhibits

4.1
Second Supplemental Indenture, dated as of April 1, 2020, among Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) filed on April 1, 2020 (“April 1, 2020 8-K”) and incorporated herein by reference).

4.2	Form of 4.200% Notes due 2030 (Included in Exhibit 4.1 to the April 1, 2020 8-K and incorporated herein by reference).
10.1
364-Day Credit Agreement, dated as of April 3, 2020, by and among Omnicom Capital Inc., Omnicom Group Inc., the banks, financial institutions and other institutional lenders and initial issuing banks listed on the signature pages thereof, Citibank, N.A., BofA Securities, Inc., Mizuho Bank, Ltd. and U.S. Bank National Association, as joint lead arrangers and joint book managers, Bank of America, N.A., Mizuho Bank, Ltd. and U.S. Bank National Association, as syndication agents, and Citibank, N.A., as administrative agent for the lenders (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) filed on April 6, 2020 and incorporated herein by reference).

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

OMNICOM GROUP INC.
Date:	July 28, 2020	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)