Form 10-Q
period 2020-09-30
OMNICOM GROUP INC.
filed 2020-10-27
CIK 29989

___________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
_________________________
As of October 15, 2020, there were 214,973,478 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020
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
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,278.3	$4,305.7
Short-term investments, at cost	—	3.6
Accounts receivable, net of allowance for doubtful accounts of $36.7 and $21.5	6,298.3	7,829.0
Work in process	1,174.4	1,257.6
Other current assets	1,111.4	1,188.8
Total Current Assets	11,862.4	14,584.7
Property and Equipment at cost, less accumulated depreciation of $1,147.5 and $1,142.8	588.1	663.4
Operating Lease Right-Of-Use Assets	1,253.0	1,398.3
Equity Method Investments	81.4	106.8
Goodwill	9,438.4	9,440.5
Intangible Assets, net of accumulated amortization of $781.1 and $759.2	306.2	338.2
Other Assets	250.0	251.5
TOTAL ASSETS	$23,779.5	$26,783.4

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$8,572.7	$11,768.4
Customer advances	1,129.5	1,215.3
Current portion of debt	—	602.4
Short-term debt	23.6	10.1
Taxes payable	186.1	252.8
Other current liabilities	2,251.9	2,131.9
Total Current Liabilities	12,163.8	15,980.9
Long-Term Liabilities	948.6	1,006.8
Long-Term Liability - Operating Leases	1,148.9	1,274.7
Long-Term Debt	5,761.5	4,531.9
Deferred Tax Liabilities	424.6	408.1
Commitments and Contingent Liabilities (Note 12)
Temporary Equity - Redeemable Noncontrolling Interests	210.2	207.3
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	741.8	760.9
Retained earnings	7,932.6	7,806.3
Accumulated other comprehensive income (loss)	(1,380.6)	(1,197.6)
Treasury stock, at cost	(4,699.6)	(4,560.3)
Total Shareholders’ Equity	2,638.8	2,853.9
Noncontrolling interests	483.1	519.8
Total Equity	3,121.9	3,373.7
TOTAL LIABILITIES AND EQUITY	$23,779.5	$26,783.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$3,206.5	$3,623.8	$9,414.1	$10,812.5
Operating Expenses:
Salary and service costs	2,287.1	2,704.7	6,851.5	7,937.5
Occupancy and other costs	273.1	290.7	872.6	915.4
Repositioning costs and net loss on dispositions	—	—	277.9	—
Cost of services	2,560.2	2,995.4	8,002.0	8,852.9
Selling, general and administrative expenses	90.2	97.2	259.2	308.4
Depreciation and amortization	54.7	57.9	168.8	175.3
	2,705.1	3,150.5	8,430.0	9,336.6
Operating Profit	501.4	473.3	984.1	1,475.9
Interest Expense	54.4	62.8	166.6	192.4
Interest Income	5.9	13.5	25.1	46.9
Income Before Income Taxes and Income (Loss) From Equity Method Investments	452.9	424.0	842.6	1,330.4
Income Tax Expense	120.9	112.3	240.2	345.5
Income (Loss) From Equity Method Investments	2.9	0.5	(10.1)	1.2
Net Income	334.9	312.2	592.3	986.1
Net Income Attributed To Noncontrolling Interests	21.6	22.0	45.0	62.0
Net Income - Omnicom Group Inc.	$313.3	$290.2	$547.3	$924.1
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.45	$1.33	$2.54	$4.19
Diluted	$1.45	$1.32	$2.53	$4.17

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income	$334.9	$312.2	$592.3	$986.1
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	1.3	0.9	4.1	2.7
Income tax effect	(0.4)	—	(1.2)	0.2
	0.9	0.9	2.9	2.9
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost	1.2	1.3	3.7	3.9
Amortization of actuarial losses	1.8	0.6	5.6	1.6
Income tax effect	(0.6)	(1.2)	(2.6)	(2.8)
	2.4	0.7	6.7	2.7

Foreign currency translation adjustment	78.1	(129.2)	(210.3)	(116.4)

Other Comprehensive Income (Loss)	81.4	(127.6)	(200.7)	(110.8)

Comprehensive Income	416.3	184.6	391.6	875.3
Comprehensive Income Attributed To Noncontrolling Interests	27.0	8.3	27.3	49.2
Comprehensive Income - Omnicom Group Inc.	$389.3	$176.3	$364.3	$826.1

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common Stock, shares issued	297.2	297.2	297.2	297.2

Common Stock, par value	$44.6	$44.6	$44.6	$44.6
Additional Paid-in Capital:
Beginning Balance	801.2	726.2	760.9	728.8
Net change in noncontrolling interests	0.5	(21.6)	10.4	(19.5)
Change in temporary equity	(28.7)	36.6	(8.1)	24.5
Share-based compensation	17.6	19.2	52.5	53.5
Stock issued, share-based compensation	(48.8)	(31.8)	(73.9)	(58.7)
Ending Balance	741.8	728.6	741.8	728.6
Retained Earnings:
Beginning Balance	7,759.3	7,384.7	7,806.3	7,016.1
Cumulative effect of accounting changes	—	—	—	22.3
Net income	313.3	290.2	547.3	924.1
Common stock dividends declared	(140.0)	(141.8)	(421.0)	(429.4)
Ending Balance	7,932.6	7,533.1	7,932.6	7,533.1
Accumulated Other Comprehensive Income (Loss):
Beginning Balance	(1,456.6)	(1,234.9)	(1,197.6)	(1,228.5)
Cumulative effect of accounting changes	—	—	—	(22.3)
Other comprehensive income (loss)	76.0	(113.9)	(183.0)	(98.0)
Ending Balance	(1,380.6)	(1,348.8)	(1,380.6)	(1,348.8)
Treasury Stock:
Beginning Balance	(4,735.5)	(4,510.4)	(4,560.3)	(4,013.9)
Stock issued, share-based compensation	49.8	34.6	79.8	65.7
Common stock repurchased	(13.9)	(17.6)	(219.1)	(545.2)
Ending Balance	(4,699.6)	(4,493.4)	(4,699.6)	(4,493.4)

Shareholders’ Equity	2,638.8	2,464.1	2,638.8	2,464.1
Noncontrolling Interests:
Beginning Balance	448.4	549.2	519.8	559.8
Net income	21.6	22.0	45.0	62.0
Other comprehensive income (loss)	5.4	(13.7)	(17.7)	(12.8)
Dividends to noncontrolling interests	(22.5)	(25.5)	(57.7)	(71.6)
Acquisition of noncontrolling interests	(0.5)	(23.0)	(37.0)	(29.4)
Increase in noncontrolling interests from business combinations	30.7	14.4	30.7	15.4
Ending Balance	483.1	523.4	483.1	523.4

Total Equity	$3,121.9	$2,987.5	$3,121.9	$2,987.5

Dividends Declared Per Common Share	$0.65	$0.65	$1.95	$1.95

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$592.3	$986.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	106.4	111.3
Amortization of intangible assets	62.4	64.0
Amortization of net deferred gain on interest rate swaps	(6.8)	(9.1)
Share-based compensation	52.5	53.6
Repositioning costs and net loss on dispositions	277.9	—
Other, net	50.6	2.2
Use of operating capital	(1,796.7)	(1,440.0)
Net Cash Used In Operating Activities	(661.4)	(231.9)
Cash Flows from Investing Activities:
Capital expenditures	(50.0)	(77.0)
Acquisition of businesses and interests in affiliates, net of cash acquired	(65.4)	(8.1)
Proceeds from disposition of subsidiaries and sale of investments	6.3	80.1
Net Cash Used In Investing Activities	(109.1)	(5.0)
Cash Flows from Financing Activities:
Proceeds from borrowings	1,186.6	1,112.4
Repayment of debt	(600.0)	(900.0)
Change in short-term debt	13.7	—
Dividends paid to common shareholders	(422.7)	(422.5)
Repurchases of common stock	(219.1)	(545.2)
Proceeds from stock plans	3.1	5.3
Acquisition of additional noncontrolling interests	(16.9)	(31.1)
Dividends paid to noncontrolling interest shareholders	(57.7)	(71.6)
Payment of contingent purchase price obligations	(25.4)	(37.0)
Other, net	(49.1)	(43.1)
Net Cash Used In Financing Activities	(187.5)	(932.8)
Effect of foreign exchange rate changes on cash and cash equivalents	(69.4)	(42.3)

Net Decrease in Cash and Cash Equivalents	(1,027.4)	(1,212.0)
Cash and Cash Equivalents at the Beginning of Period	4,305.7	3,652.4
Cash and Cash Equivalents at the End of Period	$3,278.3	$2,440.4

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
Risks and Uncertainties
Impact of the COVID-19 Pandemic on our Business
The COVID-19 pandemic has significantly impacted our business and results of operations. Public health efforts to mitigate the impact of the pandemic, including government actions to restrict travel, limit public gatherings and shelter in place and mandatory closures of businesses resulted in many of our clients reducing or suspending their spending plans with us. For the nine months ended September 30, 2020, revenue decreased $1,398.4 million, or 12.9%, compared to the nine months ended September 30, 2019, primarily due to the impact of the COVID-19 pandemic. We expect that the negative impact from the pandemic on our revenue will continue for the remainder of the year, and such reduction in revenue could adversely impact our ongoing results of operations and financial position. These effects have been, and may continue to be, material.
In the second quarter of 2020, we took actions to align our cost structure and reduce our workforce and facility requirements and continued the review of businesses for disposal and assets for impairment. As a result, we recorded a pre-tax charge of $277.9 million, which is comprised of incremental severance of $150.0 million, real estate operating lease right-of-use, or ROU, asset and other asset impairment charges of $55.8 million, other real estate exit costs of $47.0 million and dispositions and other charges of $25.1 million.
In the third quarter and first nine months of 2020, we reduced salary and service costs by $68.7 million and $117.8 million, respectively, related to reimbursements and tax credits under government programs in several countries, including the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, in the United States, the Kurzarbeit program in Germany, and other government reimbursement programs in the U.K., France, Canada and other jurisdictions.
The COVID-19 pandemic affected substantially all our clients. Certain industry sectors have been affected more immediately and more significantly than others, including travel, lodging and entertainment, energy, oil and gas, non-essential retail and automotive. Clients in these industries have cut costs, including postponing or reducing marketing communication expenditures. While certain industries such as healthcare and pharmaceuticals, technology and telecommunications, financial services and consumer products have fared relatively well to date, global economic conditions continue to be volatile and such uncertainty cuts across all clients, industries and geographies. Overall, while we have a diversified portfolio of service offerings, clients and geographies, demand for our services can be expected to continue to be adversely affected as marketers reduce expenditures in the short term due to the uncertain impact of the pandemic on the global economy.
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
The impact on the global economy and resulting decline in the price of our common stock was determined to be a trigger event in the first quarter of 2020 that required us to review our long-lived assets for impairment, primarily related to goodwill, amortizable intangible assets and equity method investments. The result of the reviews of our intangible assets and goodwill is discussed in Note 5. With respect to our equity method investments, we disposed of one of our investments and recognized a non-cash after-tax charge of $3.9 million in the second quarter of 2020.

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
As a result of the adoption of ASU 2016-13, we changed our accounting policy for allowance for doubtful accounts as follows: We maintain an allowance for doubtful accounts related to potential losses that could arise due to our customers' inability to make required payments. This allowance requires management to apply judgment in deriving the estimated reserve. In connection with the estimate of our allowance, we perform ongoing credit evaluations of our customers’ financial condition, including information related to their credit ratings obtained from independent third-party firms. If, as a result, we become aware that additional reserves may be necessary, we perform additional analysis including, but not limited to, factors such as a customer’s creditworthiness, intent and ability to pay and overall financial position. If the data we use to calculate the allowance for doubtful accounts does not timely reflect the future ability to collect outstanding receivables, including the effects of the COVID-19 pandemic on our clients' credit, additional provisions for doubtful accounts may be needed and our results of operations could be affected. For the nine months ended September 30, 2020, we recorded bad debt expense of $20.7 million and increased our allowance for doubtful accounts to $36.7 million.
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
Revenue by discipline was (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Advertising	$1,792.9	$2,034.4	$5,185.2	$6,065.9
CRM Consumer Experience	516.2	629.2	1,578.0	1,881.7
CRM Execution & Support	276.9	337.4	822.8	1,009.6
Public Relations	322.8	337.2	950.2	1,020.6
Healthcare	297.7	285.6	877.9	834.7
	$3,206.5	$3,623.8	$9,414.1	$10,812.5

Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue (see Note 1).
Revenue in our principal geographic markets was (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Americas:
North America	$1,854.7	$2,096.5	$5,516.0	$6,204.1
Latin America	61.6	100.2	187.8	286.0
EMEA:
Europe	875.0	948.6	2,525.9	2,930.0
Middle East and Africa	45.2	59.6	135.3	199.6
Asia-Pacific	370.0	418.9	1,049.1	1,192.8
	$3,206.5	$3,623.8	$9,414.1	$10,812.5
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended September 30, 2020 and 2019 was $1,762.9 million and $1,993.5 million, respectively, and revenue in the United States for the nine months ended September 30, 2020 and 2019 was $5,244.7 million and $5,882.9 million, respectively.
Contract assets and liabilities
Work in process includes contract assets, unbilled fees and costs, and media and production costs. Contract liabilities primarily consist of customer advances. Work in process and contract liabilities were (in millions):

	September 30, 2020	December 31, 2019	September 30, 2019
Work in process:
Contract assets and unbilled fees and costs	$648.0	$689.2	$837.9
Media and production costs	526.4	568.4	590.0
	$1,174.4	$1,257.6	$1,427.9
Contract liabilities:
Customer advances	$1,129.5	$1,215.3	$1,059.2
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
3. New Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) or ASU 2019-12, which, among other things, amends the rules for recognizing deferred taxes for investments, performing intra-period tax allocations and calculating income taxes in interim periods and reduces complexity in certain areas, including the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective January 1, 2021. We do not expect the adoption of ASU 2019-12 will have a material effect on our results of operations and financial position.

4. Net Income per Share
The computations of basic and diluted net income per share were (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income - Omnicom Group Inc.	$313.3	$290.2	$547.3	$924.1

Weighted Average Shares:
Basic	215.4	218.2	215.6	220.3
Dilutive stock options and restricted shares	0.4	1.2	0.6	1.2
Diluted	215.8	219.4	216.2	221.5

Anti-dilutive stock options and restricted shares	0.8	0.9	0.8	0.9

Net Income per Share - Omnicom Group Inc.:
Basic	$1.45	$1.33	$2.54	$4.19
Diluted	$1.45	$1.32	$2.53	$4.17

5. Goodwill and Intangible Assets
Goodwill and intangible assets were (in millions):

	September 30, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,956.5	$(518.1)	$9,438.4	$9,957.5	$(517.0)	$9,440.5
Intangible assets:
Purchased and internally developed software	$366.8	$(299.0)	$67.8	$350.7	$(288.5)	$62.2
Customer related and other	720.5	(482.1)	238.4	746.7	(470.7)	276.0
	$1,087.3	$(781.1)	$306.2	$1,097.4	$(759.2)	$338.2
Changes in goodwill were (in millions):

	Nine Months Ended September 30,
	2020	2019
January 1	$9,440.5	$9,384.3
Acquisitions	46.1	8.9
Noncontrolling interests in acquired businesses	32.4	17.2
Contingent purchase price obligations of acquired businesses	—	24.7
Dispositions	(3.3)	(19.1)
Foreign currency translation	(77.3)	(124.6)
September 30	$9,438.4	$9,291.4
At June 30, 2020, we updated our first quarter 2020 assessment and performed our annual goodwill impairment test. We adjusted our assumptions to reflect the economic conditions in light of the impact of the COVID-19 pandemic on our business, including downward adjustment to our revenue and earnings assumptions, reducing our long-term growth rate to 3.0%, compared to 3.5% in the prior year, increasing the weighted average cost of capital, or WACC, for each reporting unit to between 10.6% and 10.8%, compared to between 10.1% and 10.6% in the prior year, and limiting our estimate of our equity value to reflect the decline in our share price that occurred during the first half of 2020. In addition, the assumptions reflect the expected cost reductions from our severance and real estate repositioning actions (see Notes 1 and 10). Based on the results of the impairment test, we concluded that at June 30, 2020 our goodwill was not impaired because the fair value of each of our reporting units was significantly in excess of its respective carrying value, and for our reporting units with negative book value, we concluded that the fair value of their total assets was in excess of book value. We performed a sensitivity analysis of our assumptions, including a 1 percent change to our WACC or long-term growth assumptions. The results of the sensitivity analysis confirmed our conclusion that goodwill at June 30, 2020 was not impaired. If economic conditions further deteriorate from June 30, 2020, including further declines in GDP estimates, our share price, increased interest rates or other factors, our goodwill could become impaired, and we could incur a non-cash charge against our earnings. The minimum decline in fair value that one of our reporting units would need to experience in order to fail the goodwill impairment test was approximately 20%.

In addition, we evaluated our customer related and other intangible assets for impairment. We compared the carrying value of these assets against the undiscounted cash flows expected to be generated from the assets, and we concluded that at June 30, 2020, our customer related and other intangible assets were not impaired.
There were no events through September 30, 2020 that would change our impairment assessments.
6. Debt
Credit Facilities
On February 14, 2020, we amended our $2.5 billion Credit Facility to extend its term to February 14, 2025. On April 3, 2020, to strengthen our liquidity in anticipation of the impact of the COVID-19 pandemic (see Note 1), we entered into the $400 million 364 Day Credit Facility, maturing on April 2, 2021. In addition, we have uncommitted credit lines aggregating $1.0 billion and the ability to issue up to $2 billion of commercial paper. These facilities provide additional liquidity sources for working capital and general corporate purposes. At September 30, 2020, there were no outstanding commercial paper issuances or borrowings under the Credit Facility, the 364 Day Credit Facility or the uncommitted credit lines.
The Credit Facility and the 364 Day Credit Facility each contain a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3.5 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation, amortization and non-cash charges). With respect to the Credit Facility and the 364 Day Credit Facility, at September 30, 2020, we were in compliance with this covenant as our Leverage Ratio was 2.9 times. The Credit Facility and the 364 Day Credit Facility do not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt at September 30, 2020 and December 31, 2019 of $23.6 million and $10.1 million, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.
Long-Term Debt
Long-term debt was (in millions):

	September 30, 2020	December 31, 2019
4.45% Senior Notes due 2020	$—	$600.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
0.80% Euro Notes due 2027	587.2	561.4
2.45% Senior Notes due 2030	600.0	—
4.20% Senior Notes due 2030	600.0	—
1.40% Euro Notes due 2031	587.2	561.4
	5,774.4	5,122.8
Unamortized premium (discount), net	(4.6)	0.8
Unamortized debt issuance costs	(27.6)	(20.0)
Unamortized deferred gain from settlement of interest rate swaps	19.3	30.7
	5,761.5	5,134.3
Current portion	—	(602.4)
Long-term debt	$5,761.5	$4,531.9
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
Revenue and long-lived assets and goodwill by geographic region were (in millions):

	Americas	EMEA	Asia-Pacific
September 30, 2020
Revenue - Three months ended	$1,916.3	$920.2	$370.0
Revenue - Nine months ended	5,703.8	2,661.2	1,049.1
Long-lived assets and goodwill	7,632.5	3,005.0	642.0
September 30, 2019
Revenue - Three months ended	$2,196.7	$1,008.2	$418.9
Revenue - Nine months ended	6,490.1	3,129.6	1,192.8
Long-lived assets and goodwill	7,844.6	2,862.9	632.0

8. Income Taxes
Our effective tax rate for the nine months ended September 30, 2020 increased period-over-period to 28.5% from 26.0%. The non-deductibility in certain jurisdictions of a portion of the repositioning costs and net loss on dispositions recorded in the second quarter of 2020 had the effect of increasing our effective tax rate for the nine months 2020 from 26.6% to 28.5%. In addition, in the same period in 2019, income tax expense was reduced by $10.8 million, primarily from the net favorable settlements of uncertain tax positions in certain jurisdictions. After consideration of these items, our effective rate for the nine-month period 2020 would have approximated the rate for the same period in 2019.

At September 30, 2020, our unrecognized tax benefits were $182.1 million. Of this amount, approximately $173.3 million would affect our effective tax rate upon resolution of the uncertain tax positions. Due to the impact of the COVID-19 pandemic, we reassessed the realizability of our deferred tax assets and have determined that there has been no change in assessment as of September 30, 2020.
In response to the economic impact of the COVID-19 pandemic, the CARES Act, was signed into law on March 27, 2020. We have determined that the CARES Act did not have a material impact on our income tax expense or effective tax rate for the quarter or the nine months ended September 30, 2020 and will not have a material impact on our income tax expense or effective tax rate for the year ending December 31, 2020.
9. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit expense were (in millions):

	Nine Months Ended September 30,
	2020	2019
Service cost	$5.6	$6.4
Interest cost	5.0	4.9
Expected return on plan assets	(0.7)	(1.1)
Amortization of prior service cost	0.5	0.6
Amortization of actuarial losses	4.0	0.9
	$14.4	$11.7
We contributed $0.9 million and $1.0 million to our defined benefit pension plans in the nine months ended September 30, 2020 and 2019, respectively.
Postemployment Arrangements
The components of net periodic benefit expense were (in millions):

	Nine Months Ended September 30,
	2020	2019
Service cost	$3.5	$3.3
Interest cost	2.6	3.3
Amortization of prior service cost	3.2	3.3
Amortization of actuarial losses	1.6	0.7
	$10.9	$10.6

10. Repositioning Costs and Net Loss on Dispositions and Repositioning Liabilities
In the second quarter of 2020, we took actions to align our cost structure and reduce our workforce and facility requirements and continued to review businesses for disposal and assets for impairment. As a result of these actions, we recorded a pre-tax charge of $277.9 million, which is comprised of incremental severance of $150.0 million, real estate operating lease ROU asset and other asset impairment charges of $55.8 million, other real estate exit costs of $47.0 million and dispositions and other charges of $25.1 million. The liability for certain real estate exit costs related to variable lease payments will be paid over the applicable lease term. The ROU asset and other assets impairment charges and the disposition and other charges are non-cash charges.
The balance of the charge for incremental severance and other real estate exit costs at September 30, 2020 was (in millions):

	Incremental Severance	Other Real Estate Exit Costs	Total
Opening balance	$150.0	$47.0	$197.0
Payments	(83.1)	(5.9)	(89.0)
September 30, 2020	$66.9	$41.1	$108.0
At September 30, 2020 and December 31, 2019, the liability for office lease consolidation and termination incurred in connection with our repositioning actions taken in the third quarter of 2018 was $8.7 million and $25.1 million, respectively.
We expect that the remaining liability for all repositioning costs will be substantially paid by the end of 2020.

11. Supplemental Cash Flow Data
The change in operating capital was (in millions):

	Nine Months Ended September 30,
	2020	2019
(Increase) decrease in accounts receivable	$1,435.6	$1,005.1
(Increase) decrease in work in process and other current assets	121.0	(310.4)
Increase (decrease) in accounts payable	(3,110.7)	(1,904.4)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(216.8)	(270.8)
Change in other assets and liabilities, net	(25.8)	40.5
Increase (decrease)	$(1,796.7)	$(1,440.0)

Income taxes paid	$249.4	$287.1
Interest paid	$116.5	$176.3
Supplemental non-cash information related to leases for the nine months ended September 30, 2020 and 2019 (in millions):

	Nine Months Ended September 30,
	2020	2019
Increase in lease liability:
Operating leases	$114.7	$1,730.8
Finance leases	$23.5	$39.4

12. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
13. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes were (in millions):

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Nine Months Ended September 30, 2020
January 1	$(24.0)	$(112.1)	$(1,061.5)	$(1,197.6)
Other comprehensive income (loss) before reclassifications	—	—	(192.6)	(192.6)
Reclassification from accumulated other comprehensive income (loss)	2.9	6.7	—	9.6
September 30	$(21.1)	$(105.4)	$(1,254.1)	$(1,380.6)

	Nine Months Ended September 30, 2019
January 1	$(22.3)	$(69.3)	$(1,136.9)	$(1,228.5)
Cumulative effect of accounting change	(5.6)	(16.7)	—	(22.3)
Other comprehensive income (loss) before reclassifications	—	—	(103.6)	(103.6)
Reclassification from accumulated other comprehensive income (loss)	2.9	2.7	—	5.6
September 30	$(25.0)	$(83.3)	$(1,240.5)	$(1,348.8)

14. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis were (in millions):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$3,278.3			$3,278.3
Short-term investments	—			—
Marketable equity investments	1.5			1.5
Foreign currency derivatives		$0.3		0.3
Liabilities:
Foreign currency derivative		$0.3		$0.3
Contingent purchase price obligations			$95.3	95.3

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$4,305.7			$4,305.7
Short-term investments	3.6			3.6
Marketable equity investments	1.6			1.6
Foreign currency derivative instruments		$0.6		0.6
Liabilities:
Foreign currency derivatives		0.4		0.4
Contingent purchase price obligations			$107.7	107.7
Changes in contingent purchase price obligations were (in millions):

	Nine Months Ended September 30,
	2020	2019
January 1	$107.7	$146.5
Acquisitions	10.0	42.9
Revaluation and interest	2.0	2.2
Payments	(25.4)	(43.7)
Foreign currency translation	1.0	(3.0)
September 30	$95.3	$144.9
The carrying amount and fair value of our financial assets and liabilities were (in millions):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$3,278.3	$3,278.3	$4,305.7	$4,305.7
Short-term investments	—	—	3.6	3.6
Marketable equity securities	1.5	1.5	1.6	1.6
Non-marketable equity securities	8.9	8.9	9.0	9.0
Foreign currency derivatives	0.3	0.3	0.6	0.6
Liabilities:
Short-term debt	$23.6	$23.6	$10.1	$10.1
Foreign currency derivatives	0.3	0.3	0.4	0.4
Contingent purchase price obligations	95.3	95.3	107.7	107.7
Long-term debt, including current portion	5,761.5	6,242.7	5,134.3	5,316.4

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
15. Subsequent Events
On October 26, 2020, we amended the Credit Facility and the 364 Day Credit Facility to provide additional flexibility with respect to the covenant that required us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3.5 times for the most recently ended 12-month period. The amendments increase the maximum Leverage Ratio to 4.0 times through December 31, 2021 for the Credit Agreement and to 4.0 times through the maturity for the 364 Day Credit Facility.
We have evaluated events subsequent to the balance sheet date and determined that there have not been any other events that have occurred that would require additional adjustments to or disclosures in these consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY

Impact of the COVID-19 Pandemic on our Business
The COVID-19 pandemic has significantly impacted our business and results of operations. Public health efforts to mitigate the impact of the pandemic, including government actions to restrict travel, limit public gatherings and shelter in place and mandatory closures of businesses resulted in many of our clients reducing or suspending their spending plans with us. As a result, for the nine months ended September 30, 2020, revenue decreased $1,398.4 million, or 12.9%, compared to the nine months ended September 30, 2019, primarily due to the impact of the COVID-19 pandemic. We expect that the negative impact from the pandemic on our revenue will continue for the remainder of the year, and such reduction in revenue could adversely impact our ongoing results of operations and financial position. These effects have been, and may continue to be, material.
In the second quarter of 2020, we took actions to align our cost structure and reduce our workforce and facility requirements and continued the review of businesses for disposal and assets for impairment. As a result, we recorded a pre-tax charge of $277.9 million, which is comprised of incremental severance of $150.0 million, real estate operating lease right-of-use, or ROU, asset and other asset impairment charges of $55.8 million, other real estate exit costs of $47.0 million and dispositions and other charges of $25.1 million (see Note 1 to the unaudited consolidated financial statements). These actions reduced headcount by over 6,000 and reduced the related facility requirements, which should result in significant reductions in future operating expenses. As a result, we expect that our margins for the second half of the year will be in line with the prior year.
In the third quarter and first nine months of 2020, we reduced salary and service costs by $68.7 million and $117.8 million, respectively, related to reimbursements and tax credits under government programs in several countries, including the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, in the United States, the Kurzarbeit program in Germany, and other government reimbursement programs in the U.K., France, Canada and other jurisdictions (see Note 1 to the unaudited consolidated financial statements).
The COVID-19 pandemic affected substantially all our clients. Certain industry sectors have been affected more immediately and more significantly than others, including travel, lodging and entertainment, energy, oil and gas, non-essential retail and automotive. Clients in these industries have cut costs, including postponing or reducing marketing communication expenditures. While certain industries such as healthcare and pharmaceuticals, technology and telecommunications, financial services and consumer products have fared relatively well to date, global economic conditions continue to be volatile and such uncertainty cuts across all clients, industries and geographies. Overall, while we have a diversified portfolio of service offerings, clients and geographies, demand for our services can be expected to continue to be adversely affected as marketers reduce expenditures in the short term due to the uncertain impact of the pandemic on the global economy. Over the remainder of 2020, we expect global economic performance and our performance to vary by geography.
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

As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the nine months ended September 30, 2020, our largest client accounted for 3.5% of our revenue and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 55% of our revenue. Our business is spread across a number of industry sectors with no one industry comprising more than 17% of our revenue for the nine months ended September 30, 2020. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions, such as those currently arising from the COVID-19 pandemic, pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter. As a result of the impact related to the COVID-19 pandemic, we experienced a significant decline in our organic revenue growth in the second and third quarters of 2020, which will likely continue at least through the fourth quarter of 2020. As a result, we expect that we will have negative organic growth and an overall decline in revenue for 2020, as compared to 2019.
As described in more detail below, due to the impact of the COVID-19 pandemic, revenue for the nine months ended September 30, 2020 decreased $1,398.4 million, or 12.9%, compared to the nine months ended September 30, 2019. Changes in foreign exchange rates reduced revenue $93.3 million, or 0.9%, acquisition revenue, net of disposition revenue, reduced revenue $37.9 million, or 0.4%, reflecting the disposition of certain non-strategic businesses, and negative organic growth reduced revenue $1,267.2 million, or 11.7%.
Certain global events targeted by major marketers for advertising expenditures, such as the FIFA World Cup and the Olympics, and certain national events, such as the U.S. election process, may affect our revenue period-over-period in certain businesses. Typically, these events do not have a significant impact on our revenue in any period.
Beginning in March 2020 and continuing through the third quarter of 2020, our business experienced the effects from reductions in client spending due to the impact related to the COVID-19 pandemic. The spending reductions impacted all our businesses and markets. The most significantly impacted businesses were our advertising discipline, primarily in our media businesses, our CRM Consumer Experience discipline, especially in our event marketing businesses, and our CRM Execution & Support discipline, primarily in our field marketing and merchandising businesses. In North America, we experienced a decline in organic revenue in all our disciplines, except healthcare. In Europe and the Middle East and Africa, almost all businesses and regions experienced a decline in organic revenue resulting from the economic impact attributed to the COVID-19 pandemic. In addition, the economic and political conditions in the European Union, including the status of Brexit, remain uncertain and could further negatively impact our businesses in the U.K. and in the region. In Latin America, the impact of the COVID-19 pandemic compounded the continuing unstable economic and political conditions in Brazil, and we experienced negative organic growth in Brazil and throughout the region. In addition, the weakening of foreign currency exchange rates in all countries in the region against the U.S. Dollar further contributed to the reduction in revenue in the region. In Asia-Pacific, almost all our businesses in the region experienced negative organic growth as a result of the COVID-19 pandemic, and substantially all currencies weakened against the U.S. Dollar. The economic and fiscal issues, including the impact related to the COVID-19 pandemic, facing the countries we operate in can be expected to continue to cause economic uncertainty and volatility; however, the impact on our business varies by country. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in our revenue that are expected to continue at least through the fourth quarter of 2020, beginning in the second quarter of 2020, we took actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance whether, or to what extent, our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective or that additional actions will not be necessary.
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
Revenue for the quarter ended September 30, 2020 decreased $417.3 million, or 11.5%, compared to the quarter ended September 30, 2019. Changes in foreign exchange rates increased revenue 0.5%, acquisition revenue, net of disposition revenue, reduced revenue 0.3% and negative organic growth decreased revenue 11.7% as all our markets were negatively impacted by the COVID-19 pandemic. The change in revenue across our principal regional markets were: North America decreased $241.8 million, Europe decreased $73.6 million, Asia-Pacific decreased $48.9 million and Latin America decreased $38.6 million. In North America, while our performance was mixed, we experienced a decline in organic revenue in all disciplines, except healthcare. In Europe, the decline in organic revenue in most businesses and regions was partially offset by the strengthening of the Euro and the British Pound against the U.S. Dollar. In Latin America, we experienced negative organic growth in almost all businesses in the region, especially in Brazil. In addition, the weakening of all currencies in the region against the U.S. Dollar further contributed to the reduction in revenue in the region. In Asia-Pacific, negative organic growth in almost all countries in the region was partially offset by the strengthening of most currencies in the region against the U.S. Dollar. The change in revenue in the third quarter of 2020 compared to the third quarter of 2019, in our fundamental disciplines was: advertising decreased $241.5 million, CRM Consumer Experience decreased $113.0 million, CRM Execution & Support decreased $60.5 million, public relations decreased $14.4 million and healthcare increased $12.1 million.
Revenue for the nine months of 2020 decreased $1,398.4 million, or 12.9%, to $9,414.1 million from $10,812.5 million in the nine months of 2019. Changes in foreign exchange rates reduced revenue 0.9%, acquisition revenue, net of disposition revenue, reduced revenue 0.4% and negative organic growth decreased revenue 11.7%. Primarily as a result of the negative impact on our revenue from the COVID-19 pandemic in the second and third quarters of 2020, the decrease in revenue across our principal regional markets were: North America decreased $688.1 million, Europe decreased $404.1 million, Asia-Pacific decreased $143.7 million and Latin America decreased $98.2 million. In North America, while our performance was mixed, we experienced a decline in organic revenue in all disciplines, except healthcare. The change in revenue in the nine months of 2020 compared to the nine months of 2019, in our fundamental disciplines was: advertising decreased $880.7 million, CRM Consumer Experience decreased $303.7 million, CRM Execution & Support decreased $186.8 million, public relations decreased $70.4 million and healthcare increased $43.2 million.
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
For the quarter ended September 30, 2020, salary and service costs, which tend to fluctuate with changes in revenue, decreased $417.6 million, or 15.4%, compared to the quarter ended September 30, 2019. Salary and related service costs in the quarter ended September 30, 2020 decreased $223.4 million, or 13.0%, period-over-period, primarily as a result of the severance and furlough actions we took in the second quarter of 2020. In addition, in the third quarter of 2020, we reduced salary and service costs by $68.7 million related to reimbursements and tax credits under government programs in several countries (see Note 1 to the unaudited consolidated financial statements). Third-party service costs, which are included in salary and service costs and include expenses incurred with third-party vendors primarily when we act as a principal when performing services for our clients, decreased $194.2 million, or 19.8%, period-over-period reflecting the decrease in revenue and the impact of actions we took to align our cost structure. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $17.6 million, or 6.1%, in the third quarter of 2020 compared to the third quarter of 2019. Operating profit increased $28.1 million to $501.4 million. Operating margin increased to 15.6% from 13.1% and EBITA margin increased to 16.3% from 13.6%, period-over-period, including the reduction in salary and service costs by $68.7 million related to reimbursements and tax credits under government programs in several countries (see Note 1 to the unaudited consolidated financial statements).
For the nine months ended September 30, 2020, salary and service costs, which tend to fluctuate with changes in revenue, decreased $1,086.0 million, or 13.7%, compared to the nine months of 2019. Salary and related service costs in the nine months of 2020 decreased $482.5 million, or 9.6%, period-over-period, primarily as a result of the severance and furlough actions we took in the second quarter of 2020. In addition, in the third quarter of 2020, we reduced salary and service costs by $117.8 million related to reimbursements and tax credits under government programs in several countries (see Note 1 to the unaudited consolidated financial statements). Third-party service costs, which include expenses incurred with third-party vendors primarily when we act as a principal when performing services for our clients, decreased $603.5 million, or 20.9%, period-over-period reflecting the decrease in revenue and the impact of actions we took to align our cost structure. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $42.8 million, or 4.7%, in the nine months of 2020 compared to the nine months of 2019. Operating profit decreased $491.8 million to $984.1 million. Operating margin decreased to 10.5% from 13.6% and EBITA margin decreased to 11.1% from 14.2%, period-over-period, including the net decrease aggregating $160.1 million due to repositioning costs of $277.9 million recorded in the second quarter of 2020, partially offset by the $117.8 million increase related to reimbursements and tax credits under government programs in several countries (see Note 1 to the unaudited consolidated financial statements).
Net interest expense in the third quarter of 2020 decreased $0.8 million period-over-period to $48.5 million. Net interest expense in the nine months of 2020 decreased $4.0 million period-over-period to $141.5 million. Interest expense on debt decreased $10.0 million to $48.6 million in the third quarter of 2020 and decreased $28.8 million to $151.5 million in the nine months of 2020, primarily reflecting a reduction in interest expense from our refinancing activity at lower interest rates in the second half of 2019 and the first quarter of 2020, partially offset by a loss of $7.7 million on the early redemption of the remaining $600 million principal amount of the 2020 Notes in the first quarter of 2020 and the interest expense from the issuance of the 4.20% Notes in April 2020 (see Note 6 to the unaudited consolidated financial statements). Interest income in the third quarter of 2020 decreased $7.6 million period-over-period to $5.9 million and in the nine months of 2020 decreased $21.8 million period-over-period to $25.1 million, primarily due to lower rates.
Our effective tax rate for the third quarter of 2020 was 26.7%, which is in line with our expectations. Our effective tax rate for the nine months of 2020 increased period-over-period to 28.5% from 26.0%. The non-deductibility in certain jurisdictions of a portion of the repositioning costs and net loss on dispositions recorded in the second quarter of 2020 had the effect of increasing our effective tax rate for the nine months of 2020. In 2019, income tax expense was reduced by $10.8 million primarily from the net favorable settlements of uncertain tax positions in certain jurisdictions. After considering these items, our effective rate for the nine-month period 2020 would have approximated the rate for the same period in 2019.
Net income - Omnicom Group Inc. for the third quarter of 2020 was $313.3 million as compared to $290.2 million in the third quarter of 2019. The period-over-period increase is due to the factors described above. Diluted income per share - Omnicom Group Inc. was $1.45 in the third quarter of 2020 compared to $1.32 in the third quarter of 2019. The period-over-period change was due to the factors described above. Net income - Omnicom Group Inc. and diluted net income per share - Omnicom Group Inc. for the three months of 2020 include the net after-tax increase of $52.3 million and $0.24, respectively, attributable to reimbursements and tax credits under government programs in several countries (see Note 1 to the unaudited consolidated financial statements).
Net income - Omnicom Group Inc. in the nine months of 2020 decreased $376.8 million to $547.3 million from $924.1 million in the nine months of 2019. The period-over-period decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. decreased to $2.53 in the nine months of 2020, compared to $4.17 in the nine months of 2019, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock through March 2020, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. Net income - Omnicom Group Inc. and diluted net income per share - Omnicom Group Inc. for the nine months of 2020 include a net after-tax decrease aggregating $223.1 million and $1.03, respectively, for the repositioning costs and net loss on dispositions recorded in the second quarter of 2020, partially offset by the $89.2 million and $0.41, respectively, net after-tax increase attributable to reimbursements and tax credits under government programs in several countries (see Note 1 to the unaudited consolidated financial statements).

RESULTS OF OPERATIONS - Third Quarter 2020 Compared to Third Quarter 2019 (in millions):

	2020	2019
Revenue	$3,206.5	$3,623.8
Operating Expenses:
Salary and service costs	2,287.1	2,704.7
Occupancy and other costs	273.1	290.7
Repositioning costs and net loss on dispositions	—	—
Cost of services	2,560.2	2,995.4
Selling, general and administrative expenses	90.2	97.2
Depreciation and amortization	54.7	57.9
	2,705.1	3,150.5
Operating Profit	501.4	473.3
Operating Margin %	15.6%	13.1%
Interest Expense	54.4	62.8
Interest Income	5.9	13.5
Income Before Income Taxes and Income From Equity Method Investments	452.9	424.0
Income Tax Expense	120.9	112.3
Income From Equity Method Investments	2.9	0.5
Net Income	334.9	312.2
Net Income Attributed To Noncontrolling Interests	21.6	22.0
Net Income - Omnicom Group Inc.	$313.3	$290.2
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	2020	2019
Net Income - Omnicom Group Inc.	$313.3	$290.2
Net Income Attributed To Noncontrolling Interests	21.6	22.0
Net Income	334.9	312.2
Income From Equity Method Investments	2.9	0.5
Income Tax Expense	120.9	112.3
Income Before Income Taxes and Income From Equity Method Investments	452.9	424.0
Interest Expense	54.4	62.8
Interest Income	5.9	13.5
Operating Profit	501.4	473.3
Add back: Amortization of intangible assets	20.2	21.2
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$521.6	$494.5

Revenue	$3,206.5	$3,623.8
EBITA	$521.6	$494.5
EBITA Margin %	16.3%	13.6%

Revenue
Revenue for the quarter ended September 30, 2020 decreased $417.3 million, or 11.5%, compared to the quarter ended September 30, 2019. Changes in foreign exchange rates increased revenue 0.5%, acquisition revenue, net of disposition revenue, reduced revenue 0.3% and negative organic growth decreased revenue 11.7% as all our markets were negatively impacted by the COVID-19 pandemic. The change in revenue across our principal regional markets were: North America decreased $241.8 million, Europe decreased $73.6 million, Asia-Pacific decreased $48.9 million and Latin America decreased $38.6 million. In North America, while our performance was mixed, we experienced a decline in organic revenue in all disciplines, except healthcare. In Europe, the decline in organic revenue in most businesses and regions was partially offset by the strengthening of the Euro and the British Pound against the U.S. Dollar. In Latin America, we experienced negative organic growth in almost all businesses in the region, especially in Brazil. In addition, the weakening of all currencies in the region against the U.S. Dollar further contributed to the reduction in revenue in the region. In Asia-Pacific, negative organic growth in almost all countries in the region was partially offset by the strengthening of most currencies in the region against the U.S. Dollar.
The components of revenue change for the third quarter of 2020 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
September 30, 2019	$3,623.8		$1,993.5		$1,630.3
Components of revenue change:
Foreign exchange rate impact	18.3	0.5%	—	—%	18.3	1.1%
Acquisition revenue, net of disposition revenue	(11.3)	(0.3)%	(3.8)	(0.2)%	(7.5)	(0.5)%
Organic growth	(424.3)	(11.7)%	(226.8)	(11.4)%	(197.5)	(12.1)%
September 30, 2020	$3,206.5	(11.5)%	$1,762.9	(11.6)%	$1,443.6	(11.5)%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,188.2 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,206.5 million less $3,188.2 million for the Total column).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,623.8 million for the Total column).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at October 26, 2020 remain unchanged, we expect the impact of changes in foreign exchange rates to increase revenue by approximately 0.5% in the fourth quarter and decrease revenue by approximately 0.5% for the year.

Revenue and organic growth in our principal regional markets were (in millions):

	Three Months Ended September 30,
	2020	2019	$ Change	% Organic Growth
Americas:
North America	$1,854.7	$2,096.5	$(241.8)	(11.2)%
Latin America	61.6	100.2	(38.6)	(22.3)%
EMEA:
Europe	875.0	948.6	(73.6)	(10.7)%
Middle East and Africa	45.2	59.6	(14.4)	(21.4)%
Asia-Pacific	370.0	418.9	(48.9)	(12.8)%
	$3,206.5	$3,623.8	$(417.3)	(11.7)%
Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, decreased $73.6 million for the third quarter of 2020. Revenue in the U.K., representing 10.0% of revenue, decreased $26.8 million. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 17.3% of revenue, decreased $46.8 million. The decrease in revenue is due to negative organic growth resulting from the impact of the COVID-19 pandemic.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change in the third quarter of 2020 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. In the third quarter of 2020 and 2019, our largest client represented 3.3% and 3.4% of revenue, respectively. Our ten largest and 100 largest clients represented 19.9% and 54.7% of revenue for the third quarter of 2020, respectively, and 19.7% and 52.5% of revenue for the third quarter of 2019, respectively.
In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare.
Our business experienced the effects from client spending reductions related to the COVID-19 pandemic. The spending reductions impacted all our businesses and markets. The most significantly impacted businesses were our advertising discipline, our CRM Consumer Experience discipline, especially in our event marketing businesses, and our CRM Execution & Support discipline, primarily in our field marketing and merchandising businesses. Revenue and organic growth by discipline were (in millions):

	Three Months Ended September 30,
	2020		2019		2020 vs. 2019
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$1,792.9	55.9%	$2,034.4	56.1%	$(241.5)	(11.7)%
CRM Consumer Experience	516.2	16.1%	629.2	17.4%	(113.0)	(19.3)%
CRM Execution & Support	276.9	8.6%	337.4	9.3%	(60.5)	(19.4)%
Public Relations	322.8	10.1%	337.2	9.3%	(14.4)	(3.4)%
Healthcare	297.7	9.3%	285.6	7.9%	12.1	3.8%
	$3,206.5		$3,623.8		$(417.3)	(11.7)%

We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Three Months Ended September 30,
	2020	2019
Food and Beverage	14%	14%
Consumer Products	8%	9%
Pharmaceuticals and Healthcare	17%	14%
Financial Services	8%	9%
Technology	10%	7%
Auto	10%	11%
Travel and Entertainment	5%	8%
Telecommunications	6%	6%
Retail	7%	7%
Services	2%	2%
Oil, Gas and Utilities	1%	1%
Not-for-Profit	1%	2%
Government	3%	2%
Education	1%	1%
Other	7%	7%
	100%	100%
Certain industry sectors have been negatively affected by the impact of the COVID-19 pandemic more significantly than others.
Operating Expenses
Operating expenses were (in millions):

	Three Months Ended September 30,
	2020		2019		2020 vs. 2019
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,206.5		$3,623.8		$(417.3)	(11.5)%
Operating Expenses:
Salary and service costs:
Salary and related service costs	1,501.1	46.8%	1,724.5	47.6%	(223.4)	(13.0)%
Third-party service costs	786.0	24.5%	980.2	27.0%	(194.2)	(19.8)%
	2,287.1	71.3%	2,704.7	74.6%	(417.6)	(15.4)%
Occupancy and other costs	273.1	8.5%	290.7	8.0%	(17.6)	(6.1)%
Repositioning costs and net loss on dispositions	—	—%	—	—%	—	—%
Cost of services	2,560.2		2,995.4		(435.2)	(14.5)%
Selling, general and administrative expenses	90.2	2.8%	97.2	2.7%	(7.0)	(7.2)%
Depreciation and amortization	54.7	1.7%	57.9	1.6%	(3.2)	(5.5)%
	2,705.1	84.4%	3,150.5	86.9%	(445.4)	(14.1)%
Operating Profit	$501.4	15.6%	$473.3	13.1%	$28.1	5.9%
For the quarter ended September 30, 2020, salary and service costs, which tend to fluctuate with changes in revenue, decreased $417.6 million, or 15.4%, compared to the quarter ended September 30, 2019. Salary and related service costs in the quarter ended September 30, 2020 decreased $223.4 million, or 13.0%, period-over-period, primarily as a result of the severance and furlough actions we took in the second quarter of 2020. In addition, in the third quarter of 2020, we reduced salary and service costs by $68.7 million related to reimbursements and tax credits under government programs in several countries (see Note 1 to the unaudited consolidated financial statements). Third-party service costs, which are included in salary and service costs and include expenses incurred with third-party vendors primarily when we act as a principal when performing services for our clients, decreased $194.2 million, or 19.8%, period-over-period reflecting the decrease in revenue and the impact of actions we took to align our cost structure. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $17.6 million, or 6.1%, in the third quarter of 2020 compared to the third quarter of 2019, primarily reflecting the impact of actions we took to align our cost structure and savings in office expenses related to to the remote working environment arising from the COVID-19 pandemic. Operating profit increased $28.1 million to $501.4 million. Operating margin increased to 15.6% from 13.1% and EBITA margin increased to 16.3% from 13.6%, period-over-period, including the reduction in salary and service costs by $68.7 million related to reimbursements and tax credits under government programs in several countries (see Note 1 to the unaudited consolidated financial statements).
Net Interest Expense
Net interest expense in the third quarter of 2020 decreased $0.8 million period-over-period to $48.5 million. Interest expense on debt decreased $10.0 million to $48.6 million in the third quarter of 2020, primarily reflecting a reduction in interest expense from refinancing activity, principally from the issuance of the Euro notes at lower interest rates in the second half of 2019, partially offset by a loss of $7.7 million on the early redemption of the remaining $600 million principal amount of the 2020 Notes and the interest expense from the issuance of the 2.45% Notes in February 2020 (see Note 6 to the unaudited consolidated financial statements). Interest income decreased $7.6 million period-over-period to $5.9 million, primarily due to lower rates.
Income Taxes
Our effective tax rate for the third quarter of 2020 increased marginally period-over-period to 26.7% from 26.5%.
Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. for the third quarter of 2020 was $313.3 million as compared to $290.2 million in the third quarter of 2019. The period-over-period increase is due to the factors described above. Diluted income per share - Omnicom Group Inc. was $1.45 in the third quarter of 2020 compared to $1.32 in the third quarter of 2019. The period-over-period change was due to the factors described above. Net income - Omnicom Group Inc. and diluted net income per share - Omnicom Group Inc. for the three months of 2020 include the net after-tax increase of $52.3 million and $0.24, respectively, attributable to reimbursements and tax credits under government programs in several countries (see Note 1 to the unaudited consolidated financial statements).

Three Months Ended September 30,
2020
Increase to income before income taxes attributable to reimbursements and tax credits under government programs	$68.7
Increase in income tax expense	16.4
Increase to net income - Omnicom Group Inc. attributable to reimbursements and tax credits under government programs	$52.3

Increase in diluted net income per share - Omnicom Group Inc. attributable to reimbursements and tax credits under government programs	$0.24

Weighted average shares	215.8

RESULTS OF OPERATIONS - Nine Months of 2020 Compared to Nine Months of 2019 (in millions):

	2020	2019
Revenue	$9,414.1	$10,812.5
Operating Expenses:
Salary and service costs	6,851.5	7,937.5
Occupancy and other costs	872.6	915.4
Repositioning costs and net loss on dispositions	277.9	—
Cost of services	8,002.0	8,852.9
Selling, general and administrative expenses	259.2	308.4
Depreciation and amortization	168.8	175.3
	8,430.0	9,336.6
Operating Profit	984.1	1,475.9
Operating Margin %	10.5%	13.6%
Interest Expense	166.6	192.4
Interest Income	25.1	46.9
Income Before Income Taxes and Income (Loss) From Equity Method Investments	842.6	1,330.4
Income Tax Expense	240.2	345.5
Income (Loss) From Equity Method Investments	(10.1)	1.2
Net Income	592.3	986.1
Net Income Attributed To Noncontrolling Interests	45.0	62.0
Net Income - Omnicom Group Inc.	$547.3	$924.1
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	2020	2019
Net Income - Omnicom Group Inc.	$547.3	$924.1
Net Income Attributed To Noncontrolling Interests	45.0	62.0
Net Income	592.3	986.1
Income (Loss) From Equity Method Investments	(10.1)	1.2
Income Tax Expense	240.2	345.5
Income Before Income Taxes and Income (Loss) From Equity Method Investments	842.6	1,330.4
Interest Expense	166.6	192.4
Interest Income	25.1	46.9
Operating Profit	984.1	1,475.9
Add back: Amortization of intangible assets	62.4	64.0
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$1,046.5	$1,539.9

Revenue	$9,414.1	$10,812.5
EBITA	$1,046.5	$1,539.9
EBITA Margin %	11.1%	14.2%

Revenue
Revenue for the nine months of 2020 decreased $1,398.4 million, or 12.9%, to $9,414.1 million from $10,812.5 million in the nine months of 2019. Changes in foreign exchange rates reduced revenue 0.9%, acquisition revenue, net of disposition revenue, reduced revenue 0.4%, and negative organic growth decreased revenue 11.7%. Primarily as a result of the negative impact on our revenue from the COVID-19 pandemic, the decrease in revenue across our principal regional markets were: North America decreased $688.1 million, Europe decreased $404.1 million, Asia-Pacific decreased $143.7 million and Latin America decreased $98.2 million. In North America, while our performance was mixed, we experienced a decline in organic revenue in all disciplines, except healthcare. The change in revenue in the nine months of 2020 compared to the nine months of 2019, in our fundamental disciplines was: advertising decreased $880.7 million, CRM Consumer Experience decreased $303.7 million, CRM Execution & Support decreased $186.8 million, public relations decreased $70.4 million and healthcare increased $43.2 million. The impact of changes in foreign exchange rates reduced revenue 0.9%, or $93.3 million, compared to the nine months of 2019, primarily resulting from the weakening of substantially all foreign currencies against the U.S. Dollar, especially the Brazilian Real, Russian Ruble and Australian Dollar.
The components of revenue change for the nine months of 2020 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
September 30, 2019	$10,812.5		$5,882.9		$4,929.6
Components of revenue change:
Foreign exchange rate impact	(93.3)	(0.9)%	—	—%	(93.3)	(1.9)%
Acquisition revenue, net of disposition revenue	(37.9)	(0.4)%	(30.1)	(0.5)%	(7.8)	(0.2)%
Organic growth	(1,267.2)	(11.7)%	(608.1)	(10.3)%	(659.1)	(13.4)%
September 30, 2020	$9,414.1	(12.9)%	$5,244.7	(10.8)%	$4,169.4	(15.4)%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $9,507.4 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($9,414.1 million less $9,507.4 million for the Total column).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($10,812.5 million for the Total column).
Revenue and organic growth in our principal regional markets were (in millions):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Organic Growth
Americas:
North America	$5,516.0	$6,204.1	$(688.1)	(10.5)%
Latin America	187.8	286.0	(98.2)	(17.5)%
EMEA:
Europe	2,525.9	2,930.0	(404.1)	(13.2)%
Middle East and Africa	135.3	199.6	(64.3)	(29.7)%
Asia-Pacific	1,049.1	1,192.8	(143.7)	(10.2)%
	$9,414.1	$10,812.5	$(1,398.4)	(11.7)%

Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, decreased $404.1 million for the nine months of 2020 as compared to the prior year period. Revenue in the U.K., representing 9.9% of total revenue, decreased $116.1 million, primarily due to the negative impact of the COVID-19 pandemic. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 17.0% of total revenue, decreased $288.0 million primarily due to the negative impact of the COVID-19 pandemic and the unfavorable impact from changes in foreign exchange rates.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the nine months of 2020 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 3.5% and 3.1% of our revenue for the nine months of 2020 and 2019, respectively. Our ten largest and 100 largest clients represented 20.8% and 54.5% of our revenue for the nine months of 2020, respectively, and 19.4% and 51.8% of our revenue for the nine months of 2019, respectively.
In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare.
Our business experienced the effects from client spending reductions related to the COVID-19 pandemic. The spending reductions impacted all our businesses and markets. The businesses most impacted by the reduction in client spending were, our advertising discipline, primarily in our media businesses, our CRM Consumer Experience discipline, especially in our event marketing businesses, and our CRM Execution & Support discipline, primarily in our field marketing and merchandising businesses. Revenue and organic growth by discipline were (in millions):

	Nine Months Ended September 30,
	2020		2019		2020 vs. 2019
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$5,185.2	55.1%	$6,065.9	56.1%	$(880.7)	(13.2)%
CRM Consumer Experience	1,578.0	16.8%	1,881.7	17.4%	(303.7)	(15.8)%
CRM Execution & Support	822.8	8.7%	1,009.6	9.3%	(186.8)	(15.6)%
Public Relations	950.2	10.1%	1,020.6	9.5%	(70.4)	(5.8)%
Healthcare	877.9	9.3%	834.7	7.7%	43.2	5.3%
	$9,414.1		$10,812.5		$(1,398.4)	(11.7)%
We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Nine Months Ended September 30,
	2020	2019
Food and Beverage	14%	14%
Consumer Products	8%	9%
Pharmaceuticals and Healthcare	16%	14%
Financial Services	8%	9%
Technology	9%	7%
Auto	10%	10%
Travel and Entertainment	7%	8%
Telecommunications	6%	6%
Retail	7%	7%
Services	2%	2%
Oil, Gas and Utilities	1%	2%
Not-for-Profit	1%	1%
Government	3%	2%
Education	1%	1%
Other	7%	8%
	100%	100%
Certain industry sectors have been negatively affected by the impact of the COVID-19 pandemic more significantly than others.

Operating Expenses
Operating expenses were (in millions):

	Nine Months Ended September 30,
	2020		2019		2020 vs. 2019
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$9,414.1		$10,812.5		$(1,398.4)	(12.9)%
Operating Expenses:
Salary and service costs:
Salary and related service costs	4,568.2	48.5%	5,050.7	46.7%	(482.5)	(9.6)%
Third-party service costs	2,283.3	24.3%	2,886.8	26.7%	(603.5)	(20.9)%
	6,851.5	72.8%	7,937.5	73.4%	(1,086.0)	(13.7)%
Occupancy and other costs	872.6	9.3%	915.4	8.5%	(42.8)	(4.7)%
Repositioning costs and net loss on dispositions	277.9	3.0%	—	—%	—	—%
Cost of services	8,002.0		8,852.9		(850.9)
Selling, general and administrative expenses	259.2	2.8%	308.4	2.9%	(49.2)	(16.0)%
Depreciation and amortization	168.8	1.8%	175.3	1.6%	(6.5)	(3.7)%
	8,430.0	89.5%	9,336.6	86.4%	(906.6)	(9.7)%
Operating Profit	$984.1	10.5%	$1,475.9	13.6%	$(491.8)	(33.3)%
For the nine months ended September 30, 2020, salary and service costs, which tend to fluctuate with changes in revenue, decreased $1,086.0 million, or 13.7%, compared to the nine months of 2019. Salary and related service costs in the nine months of 2020 decreased $482.5 million, or 9.6%, period-over-period primarily as a result of the severance and furlough actions we took in the second quarter of 2020, as well as reductions in travel and other costs attributable to a remote working environment arising from the COVID-19 pandemic. In addition, in the third quarter of 2020, we reduced salary and service costs by $117.8 million related to reimbursements and tax credits under government programs in several countries (see Note 1 to the unaudited consolidated financial statements). Third-party service costs, which include expenses incurred with third-party vendors primarily when we act as a principal when performing services for our clients, decreased $603.5 million, or 20.9%, period-over-period reflecting the decrease in revenue and the impact of actions we took to align our cost structure. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $42.8 million, or 4.7%, in the nine months of 2020 compared to the nine months of 2019. Operating profit decreased $491.8 million to $984.1 million. Operating margin decreased to 10.5% from 13.6% and EBITA margin decreased to 11.1% from 14.2%, including the net decrease aggregating $160.1 million due to repositioning costs of $277.9 million recorded in the second quarter of 2020, partially offset by the $117.8 million increase related to reimbursements and tax credits under government programs in several countries (see Note 1 to the unaudited consolidated financial statements).
Net Interest Expense
Net interest expense in the nine months of 2020 decreased $4.0 million period-over-period to $141.5 million. Interest expense on debt decreased $28.8 million to $151.5 million in the nine months of 2020, reflecting a reduction in interest expense from our refinancing activity at lower interest rates in 2019, partially offset by a loss of $7.7 million on the early redemption of the remaining $600 million principal amount of the 2020 Notes and the interest expense from the issuance of the 2.45% Notes in February 2020 (see Note 6 to the unaudited consolidated financial statements). Interest income in the nine months of 2020 decreased $21.8 million period-over-period to $25.1 million, primarily due to lower rates.
Income Taxes
Our effective tax rate for the nine months of 2020 increased period-over-period to 28.5% from 26.0%. The non-deductibility in certain jurisdictions of a portion of the repositioning costs and net loss on dispositions recorded in the second quarter of 2020 had the effect of increasing or effective tax rate for the nine months of 2020. In 2019, income tax expense was reduced by $10.8 million primarily from the net favorable settlements of uncertain tax positions in certain jurisdictions. After considering these items, our effective rate for the nine-month period 2020 would have approximated the rate for the same period in 2019. We anticipate the our effective tax rate for the fourth quarter of 2020 will be approximately 27%, excluding the impact of share-based compensation, which is subject to changes in the price of our common stock and future stock option exercises.

Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the nine months of 2020 decreased $376.8 million to $547.3 million from $924.1 million in the nine months of 2019. The period-over-period decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. decreased to $2.53 in the nine months of 2020, compared to $4.17 in the nine months of 2019, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock through March 2020, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. Net income - Omnicom Group Inc. and diluted net income per share - Omnicom Group Inc. for the nine months of 2020 include a net after-tax decrease for repositioning costs and net loss on dispositions recorded in the second quarter of 2020 and a net after-tax increase attributable to reimbursements and tax credits under government programs in several countries, aggregating $133.9 million and $0.62, respectively (see Note 1 to the unaudited consolidated financial statements).

	Nine Months Ended September 30, 2020
	Repositioning Costs	Reimbursements and Tax Credits Under Government Programs	Total
Increase (decrease) to income before income taxes	$(277.9)	$117.8	$(160.1)
Increase (decrease) in income tax expense	(54.8)	28.6	(26.2)
Increase (decrease) in net income Omnicom Group Inc.	$(223.1)	$89.2	$(133.9)

Increase (decrease) in diluted net income per share - Omnicom Group Inc.	$(1.03)	$0.41	$(0.62)

Weighted average shares	216.2	216.2	216.2

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
We will continue to perform our impairment test at the end of the second quarter of each year unless events or circumstances trigger the need for an interim impairment test. There were no events through September 30, 2020 that would change our impairment assessment. The estimates used in our goodwill impairment test do not constitute forecasts or projections of future results of operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units as of the valuation date. We believe that our estimates and assumptions are reasonable, but they are subject to change from period to period. Actual results of operations and other factors will likely differ from the estimates used in our discounted cash flow valuation, and it is possible that differences could be significant. A change in the estimates we use could result in a decline in the estimated fair value of one or more of our reporting units from the amounts derived as of our latest valuation and could cause us to fail our goodwill impairment test if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in a non-cash impairment charge and may have an adverse effect on our results of operations and financial condition.
NEW ACCOUNTING STANDARDS
Notes 1 and 3 to the unaudited consolidated financial statements provide information regarding new accounting standards.
LIQUIDITY AND CAPITAL RESOURCES
Although we have experienced a decrease in our cash flow from operations, we have taken numerous proactive steps to strengthen our liquidity and financial position that are intended to mitigate the impact of the COVID-19 pandemic on our liquidity. In February 2020, we issued $600 million of the 2.45% Notes. In March 2020, the net proceeds from the issuance of the 2.45% Notes were used to redeem the remaining $600 million principal amount of the 2020 Notes. As a result, we have no notes maturing until May 2022. In April 2020, we issued $600 million of the 4.20% Notes, and we entered into the $400 million 364 Day Credit facility. The 364 Day Credit Facility is in addition to our existing $2.5 billion Credit Facility, which we extended to mature in February 2025. We suspended our share repurchase activity in March 2020.
Cash Sources and Requirements
Our primary liquidity sources are our operating cash flow, cash and cash equivalents and short-term investments. Additional liquidity sources include our $2.5 billion Credit Facility, maturing on February 14, 2025, the $400 million 364 Day Credit Facility maturing on April 2, 2021, the uncommitted credit lines aggregating $1 billion, and the ability to issue up to $2 billion of commercial paper and access the capital markets. Our liquidity funds our non-discretionary cash requirements and our discretionary spending.
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
Cash and cash equivalents decreased $1.0 billion from December 31, 2019, and short-term investments decreased $3.6 million from December 31, 2019. During the first nine months of 2020, we used $661.4 million of cash in operating activities, which included the use for operating capital of $1.8 billion, primarily related to our typical working capital requirement during the period, the timing of working capital activity and the reduction in client spending in the current period, as compared to the prior year period. Our discretionary spending during the first nine months of 2020 was: capital expenditures of $50.0 million; dividends paid to common shareholders of $422.7 million; dividends paid to shareholders of noncontrolling interests of $57.7 million; repurchases of our common stock, which we have suspended in March 2020, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $216.0 million; and acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, net of cash acquired, of $107.7 million. In addition, the impact of foreign exchange rate changes reduced cash and cash equivalents by $69.4 million.
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
At September 30, 2020, our foreign subsidiaries held approximately $1.4 billion of our total cash and cash equivalents of $3.3 billion. Most of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
At September 30, 2020, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments increased $1.7 billion as compared to December 31, 2019. The increase in net debt primarily resulted from the use of cash of $1.8 billion for operating capital principally related to our typical working capital requirements during the period, the timing of working capital activity and the reduction in client spending due to the COVID-19 pandemic. In addition, the impact of foreign exchange rate changes reduced cash and cash equivalents by $69.4 million, as compared to December 31, 2019 and September 30, 2020.
The components of net debt were (in millions):

	September 30, 2020	December 31, 2019	September 30, 2019
Short-term debt	$23.6	$10.1	$7.9
Long-term debt, including current portion	5,761.5	5,134.3	5,110.4
Total debt	5,785.1	5,144.4	5,118.3
Less: Cash and cash equivalents and short-term investments	3,278.3	4,309.3	2,445.6
Net debt	$2,506.8	$835.1	$2,672.7
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

The Credit Facility and the 364 Day Credit Facility each contain a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3.5 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation, amortization and non-cash charges). With respect to the Credit Facility and the 364 Day Credit Facility, at September 30, 2020, we were in compliance with this covenant as our Leverage Ratio was 2.9. The Credit Facility and the 364 Day Credit Facility do not limit our ability to declare or pay dividends or repurchase our common stock.
On October 26, 2020, we amended the Credit Facility and the 364 Day Credit Facility to provide additional flexibility with respect to the covenant that required us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3.5 times for the most recently ended 12-month period. The amendments increase the maximum Leverage Ratio to 4.0 times through December 31, 2021 for the Credit Agreement and to 4.0 times through the maturity for the 364 Day Credit Facility.
At September 30, 2020, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. Our long-term debt and Credit Facility and the 364 Day Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.

Credit Markets and Availability of Credit
In light of the uncertainty of future economic conditions, we continue to seek to take actions available to us to respond to changing economic conditions, and we will continue to actively manage our discretionary expenditures. We have not repurchased any of our common stock since March 13, 2020 and we do not plan to resume our repurchases until we believe economic conditions have begun to stabilize. We will continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to the availability of our Credit Facility and 364 Day Credit Facility, are sufficient to fund our near-term working capital needs and our discretionary spending. For additional information about our credit facilities, see Notes 6 and 15 to the unaudited consolidated financial statements.
We have typically funded our day-to-day liquidity by issuing commercial paper. In the quarter ended September 30, 2020, we reduced our commercial paper issuances as compared to the prior year period primarily as a result of the issuance of the 4.20% Notes in April 2020. In 2019, we issued short-term debt in a private placement to reduce our commercial paper issuances. This short-term debt was redeemed in the third quarter of 2019. Additional liquidity sources include our Credit Facility or the uncommitted credit lines. At September 30, 2020, there were no outstanding commercial paper issuances or borrowings under the Credit Facility, the 364 Day Credit Facility, or the uncommitted credit lines.
Commercial paper activity was (dollars in millions):

	Three Months Ended September 30,
	2020	2019
Average amount outstanding during the quarter	$29.0	$459.6
Maximum amount outstanding during the quarter	$167.0	$810.0
Average days outstanding	5.8	3.4
Weighted average interest rate	0.22%	2.39%
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
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 3.5% of revenue in the first nine months of 2020. However, during periods of economic downturn, the credit profiles of our clients could change.
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
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2020, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of September 30, 2020. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
The COVID-19 pandemic has significantly impacted the global economy, our business and our results of operations. Public health efforts to mitigate the impact of the pandemic include government actions such as travel restrictions, limitations on public gatherings, shelter in place orders and mandatory closures. These actions have negatively impacted many of our clients' businesses, and in turn, clients have reduced or plan to reduce their demand for our services. As a result, we experienced a reduction in our revenue beginning in March 2020 and continuing through the third quarter of 2020, as compared to the same period in 2019. The reduction in revenue is expected to continue for the remainder of the year. Such reductions in revenue and other effects of the COVID-19 pandemic could materially adversely impact our results of operations and financial position and our ability to adequately serve our clients. The extent of the impact of the COVID-19 pandemic on our business will depend on numerous factors that we are not able to accurately predict, including the duration and scope of the pandemic, government actions and changes in our clients' businesses. Accordingly, the anticipated negative financial impact to our results of operations, financial position, liquidity and business results cannot be reasonably estimated, but could be material and last for an extended period of time.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended September 30, 2020, all of which related to withholdings to satisfy tax obligations related to vesting of restricted stock awards and stock option exercises, were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2020	246,491	$55.20	—	—
August 1 - August 31, 2020	5,740	54.85	—	—
September 1 - September 30, 2020	—	—	—	—
	252,231	$55.19	—	—
During the three months ended September 30, 2020, we withheld 252,231 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards and stock option exercises, and we did not purchase any shares of our common stock in the open market. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date. In March 2020, we suspended our share repurchase activity. There were no unregistered sales of equity securities during the three months ended September 30, 2020.

Item 5. Other Information
On October 26, 2020, the Company and its wholly owned subsidiaries, OCI and Omnicom Finance Limited, entered into Amendment No. 1 to the Credit Agreement (the “Credit Agreement Amendment”) to the Second Amended and Restated Five Year Credit Agreement, dated as of February 14, 2020 (the “Credit Agreement”), with the lenders named therein, Citibank, N.A., JPMorgan Chase Bank, N.A., and Wells Fargo Securities, LLC, as lead arrangers and book managers, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents, Bank of America, N.A., BNP Paribas, Barclays Bank PLC, Deutsche Bank Securities Inc. and HSBC Bank USA, National Association, as documentation agents, and Citibank, N.A., as administrative agent for the lenders. The Credit Agreement Amendment amends the financial covenant in the Credit Agreement governing the Company’s $2.5 billion Credit Facility that required compliance with a maximum Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3.5 times for the most recently ended 12-month period, by increasing the maximum Leverage Ratio to 4.0 times through December 31, 2021.
Also, on October 26, 2020, the Company and its wholly owned subsidiary, OCI, entered into Amendment No. 1 to the Credit Agreement (the “364 Day Credit Agreement Amendment”) to the 364-Day Credit Agreement, dated as of April 3, 2020 (the “364 Day Credit Agreement”), with the lenders named therein, Citibank, N.A., BofA Securities, Inc., Mizuho Bank, Ltd. and U.S. Bank National Association, as joint lead arrangers and joint book managers, Bank of America, N.A., Mizuho Bank, Ltd. and U.S. Bank National Association, as syndication agents, and Citibank, N.A., as administrative agent for the lenders. The 364 Day Credit Agreement Amendment amends the financial covenant in the 364 Day Credit Agreement governing the Company’s $400 million 364 day Credit Facility that required compliance with a maximum Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3.5 times for the most recently ended 12-month period, by increasing the maximum Leverage Ratio to 4.0 times through the maturity of the 364 Day Credit Facility.
The foregoing descriptions of the Credit Agreement Amendment and the 364 Day Credit Agreement Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of each document, copies of which are filed as Exhibit 10.1 and Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

10.1
Amendment No. 1 to the Credit Agreement, dated October 26, 2020, to the Second Amended and Restated Five Year Credit Agreement, dated as of February 14, 2020, by and among Omnicom Capital Inc., Omnicom Finance Limited, Omnicom Group Inc., any other subsidiary of Omnicom Group Inc. designated for borrowing privileges, the banks, financial institutions and other institutional lenders party thereto, Citibank, N.A., JPMorgan Chase Bank, N.A., and Wells Fargo Securities, LLC, as lead arrangers and book managers, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents, Bank of America, N.A., BNP Paribas, Barclays Bank PLC, Deutsche Bank Securities Inc. and HSBC Bank USA, National Association, as documentation agents, and Citibank, N.A., as administrative agent for the lenders.

10.2
Amendment No. 1 to the Credit Agreement, dated October 26, 2020, to the 364-Day Credit Agreement, dated as of April 3, 2020, by and among Omnicom Capital Inc., Omnicom Group Inc., the banks, financial institutions and other institutional lenders party thereto, Citibank, N.A., BofA Securities, Inc., Mizuho Bank, Ltd. and U.S. Bank National Association, as joint lead arrangers and joint book managers, Bank of America, N.A., Mizuho Bank, Ltd. and U.S. Bank National Association, as syndication agents, and Citibank, N.A., as administrative agent for the lenders.

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

OMNICOM GROUP INC.
Date:	October 27, 2020	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)