Form 10-K
period 2020-12-31
OMNICOM GROUP INC.
filed 2021-02-18
CIK 29989

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
____________________________________________________________
Commission File Number: 1-10551
_________________________________________________________________________________
OMNICOM GROUP INC.
(Exact name of registrant as specified in its charter)

New York	13-1514814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 Park Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 415-3600
____________________________________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.15 Par Value	OMC	New York Stock Exchange
0.800% Senior Notes due 2027	OMC/27	New York Stock Exchange
1.400% Senior Notes due 2031	OMC/31	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No ☑
____________________________________________________________
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2020 was $11,583,494,559. As of February 11, 2021, there were 215,014,390 shares of Omnicom Group Inc. Common Stock outstanding.
Portions of the Omnicom Group Inc. Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 4, 2021 are incorporated by reference into Part III of this report to the extent described herein.

OMNICOM GROUP INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

i

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include: the impact of the COVID-19 pandemic, international, national or local economic conditions that could adversely affect the Company or its clients; losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and a deterioration in the credit markets; the ability to attract new clients and retain existing clients in the manner anticipated; changes in client advertising, marketing and corporate communications requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising, marketing and corporate communications industries; the ability to hire and retain key personnel; currency exchange rate fluctuations; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company or its clients; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; and the Company’s international operations, which are subject to the risks of currency repatriation restrictions, social or political conditions and regulatory environment. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.

ii

PART I
Introduction
This report is our 2020 annual report to shareholders and our 2020 Annual Report on Form 10-K, or 2020 10-K.
Omnicom Group Inc., a New York corporation formed in 1986, through its branded networks and agencies provides advertising, marketing and corporate communications services to over 5,000 clients in more than 70 countries. The terms “Omnicom,” “the Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and its subsidiaries unless the context indicates otherwise.
Item 1. Business
Our Business
Omnicom is a strategic holding company providing advertising, marketing and corporate communications services to clients through our branded networks and agencies around the world. We operate in a highly competitive industry and compete against other global, national and regional advertising and marketing services companies, as well as technology, social media and professional services companies. The proliferation of media channels, including the rapid development and integration of interactive technologies and media, has fragmented consumer audiences targeted by our clients. These developments make it more complex for marketers to reach their target audiences in a cost-effective way, causing them to turn to global service providers such as Omnicom for a customized mix of advertising and marketing services designed to optimize their total marketing expenditure. As discussed below, in 2020 the COVID-19 pandemic negatively impacted our business.
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
sports and event marketing
Certain business trends had positively impacted our business and industry. These trends include clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms. As clients increase their demands for marketing effectiveness and efficiency, they continue to consolidate their business within one or a small number of service providers in the pursuit of a single engagement covering all consumer touch points. We have structured our business around these trends. We believe that our key client matrix organization structure approach to collaboration and integration of our services and solutions provides a competitive advantage to our business in the past and we expect this to continue over the medium and long term. Our key client matrix organization structure facilitates superior client management and allows for greater integration of the services required by the world’s largest brands. Our overarching strategy is to continue to use our virtual client networks to grow our business relationships with our largest clients by serving them across our networks, disciplines and geographies.
In 2020, the COVID-19 pandemic negatively impacted our business and results of operations. Efforts to mitigate the impact of the pandemic, including government actions to restrict travel, limit public gatherings, shelter-in-place orders and mandatory closures of businesses, resulted in many of our clients reducing or suspending their spending for our advertising, marketing and corporate communication services. As a result, for the year ended December 31, 2020, revenue decreased 11.9%, compared to 2019, primarily due to the impact of the COVID-19 pandemic. We anticipate that the negative impact from the pandemic on our revenue will continue through the first quarter of 2021 as compared to the prior year period. However, we expect organic revenue growth for the first half of 2021. The impact of the COVID-19 pandemic on our revenue has been, and may continue to be, material, depending on several factors, including the potential for prolonged or additional governmental actions to mitigate the effects of the pandemic. It is possible that the COVID-19 pandemic will accelerate certain trends that began pre-pandemic, particularly those relating to online commerce, brand building and how we deploy our personnel. We expect that some of these trends will benefit our agencies and provide revenue growth opportunities, as well as increasing flexibility with respect to our use of physical locations and our cost structure, but some trends may negatively affect us including potential disruption by new participants and technologies (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, of this report).
We continually evaluate our portfolio of businesses to identify areas for investment and acquisition opportunities, as well as to identify non-strategic or underperforming businesses for disposition. For information about our acquisitions and dispositions, see MD&A - Acquisitions and Goodwill and Notes 5 and 13, respectively, to the consolidated financial statements. None of our acquisitions or dispositions, individually or in the aggregate, was material to our results of operations or financial position in the three years ended December 31, 2020.
The various components of our business, including revenue by discipline and geographic area, and material factors that affected us in 2020 are discussed in the MD&A.
Our Clients
Our clients operate in virtually every sector of the global economy. In many cases, multiple agencies or networks serve different brands, product groups or both within the same client. For example, in 2020 our largest client represented 3.4% of revenue and was served by more than 110 of our agencies. Our 100 largest clients, many of which represent the largest global marketers, represented approximately 54% of revenue and were each served, on average, by more than 50 of our agencies.
Government Regulations
We are subject to various local, state and federal laws and regulations in the countries in which we conduct business. Compliance with these laws and regulations in the normal course of business did not have a material effect on our business, results of operations or financial position. Additional information regarding the impact of government regulations on our business is included in Item 1A. Risk Factors under the heading Regulatory Risks.
Human Capital Resources
Our employees are our most important assets. We believe a critical component to our success depends on the ability to attract, develop and retain key personnel. The skill sets of our workforce across our agencies and within each discipline are similar. Common to all is the ability to understand a client’s brand or product and its selling proposition and to develop a unique message to communicate the value of the brand or product to the client’s target audience, whether through traditional channels or emerging digital platforms. Recognizing the importance of this core competency, we support and develop our employees through training and development programs that build and strengthen employees’ leadership and professional skills.

Human capital management strategies are developed collectively by senior management, including the management teams of the Company’s networks and practice areas, and are overseen by the Company’s Board of Directors. We are committed to efforts that ensure that the workplace is equitable, ethical, fosters an inclusive work environment across our global workforce and respects human rights. Our human capital management priorities include, among other things, providing competitive wages and benefits, succession planning, promoting diversity and inclusion and adopting codes of conduct and business ethics to be implemented throughout the Company.
At December 31, 2020, we employed approximately 64,100 people worldwide. The United States, our largest employee base, employed about 20,800 people. None of our regular employees in the United States is represented by a labor union. The approximate number of employees in our principal geographic regions were 27,100 in the Americas, 25,800 in Europe, Middle East and Africa, or EMEA, and 11,200 in Asia Pacific. Certain employees in a few countries outside of the United States, primarily in Europe, are represented by work councils. See the MD&A for a discussion of the effect of salary and related costs on our results of operations.
Information About Our Executive Officers
At February 11, 2021, our executive officers were:

Name	Position	Age
John D. Wren	Chairman of the Board and Chief Executive Officer	68
Philip J. Angelastro	Executive Vice President and Chief Financial Officer	56
Michael J. O’Brien	Executive Vice President, General Counsel and Secretary	59
Andrew L. Castellaneta	Senior Vice President, Chief Accounting Officer	62
Peter L. Swiecicki	Senior Vice President, Finance and Controller	62
Rochelle M. Tarlowe	Senior Vice President and Treasurer	50
Jonathan B. Nelson	CEO, Omnicom Digital	53
Each executive officer has held their present position for at least five years, except Mr. Wren was named Chairman of the Board and Chief Executive Officer in May 2018 and previously served as President and Chief Executive Officer from 1997 to May 2018; and Ms. Tarlowe was named Senior Vice President and Treasurer in May 2019 and previously served as Senior Vice President and Treasurer of Avis Budget Group from 2007 until April 2019. Additional information about our directors and executive officers will appear in our definitive proxy statement, which is expected to be filed with the United States Securities and Exchange Commission, or SEC, by March 25, 2021.
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
Item 1A. Risk Factors
Economic Risks
The COVID-19 pandemic has adversely impacted our business, results of operations and financial position and could adversely impact our business, results of operations and financial position in the future.
In 2020, the COVID-19 pandemic negatively impacted our business, results of operations and financial position. Most of our clients' businesses were negatively affected by the COVID-19 pandemic. As long as the COVID-19 pandemic remains a threat, global economic conditions will continue to be volatile and such uncertainty cuts across all clients, industries and geographies. Demand for our services can be expected to continue to be adversely affected as marketers reduce expenditures in the short term due to the uncertain impact of the pandemic on the global economy. The extent of the impact of the COVID-19 pandemic on our business will depend on numerous factors that we are not able to accurately predict, including the duration and scope of the pandemic, government actions to mitigate the effects of the pandemic, and the intermediate and long-term impact of the pandemic on marketers' spending plans.
Adverse economic conditions, a reduction in client spending, a deterioration in the credit markets or a delay in client payments could have a material effect on our business, results of operations and financial position.
Economic conditions have a direct impact on our business, results of operations and financial position. Adverse global or regional economic conditions, including those caused by the COVID-19 pandemic, pose a risk that clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications projects. Such actions would reduce the demand for our services and could result in a reduction in our revenue, which would adversely affect our business, results of operations and financial position. A contraction in the availability of credit may make it more difficult for us to meet our working capital requirements. In addition, a disruption in the credit markets could adversely affect our clients and could cause them to delay payment for our services or take other actions that would negatively affect our working capital. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements, which may not be available on favorable terms, or at all. Even if we take action to respond to adverse economic conditions, reductions in revenue and disruptions in the credit markets by aligning our cost structure and more efficiently managing our working capital, such actions may not be effective.
In an economic downturn, the risk of a material loss related to media purchases and production costs incurred on behalf of our clients could significantly increase, and methods for managing or mitigating such risk may be less available or unavailable.
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
Business and Operational Risks
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
As a service business, our ability to attract and retain key personnel is an important aspect of our competitiveness. If we are unable to attract and retain key personnel, our ability to provide our services in the manner clients have come to expect may be adversely affected, which could harm our reputation and result in a loss of clients, which could have a material adverse effect on our business, results of operations and financial position.
The loss of several of our largest clients could have a material adverse effect on our business, results of operations and financial position.
In 2020, our 100 largest clients represented approximately 54% of our revenue. Clients generally are able to reduce or cancel current or future spending on advertising, marketing and corporate communications projects at any time on short notice for any reason. A significant reduction in spending on our services by our largest clients, or the loss of several of our largest clients, if not replaced by new clients or an increase in business from existing clients, would adversely affect our revenue and could have a material adverse effect on our business, results of operations and financial position.

We rely extensively on information technology systems, and cybersecurity incidents could adversely affect us.
We rely on information technology systems and infrastructure to process, store and transmit data, summarize results, manage our business and maintain client advertising and marketing information. Increased cybersecurity threats and attacks, which are constantly evolving, pose a risk to our systems and networks. For example, in February 2021, we experienced a cybersecurity incident that resulted in the disruption of certain of our information technology systems at one of our networks. Based on the information currently known and our investigation to date, we do not believe the incident will have a material impact on our business, operations or financial results. However, cybersecurity threats and attacks in the future could be material. Security breaches, improper use of our systems and unauthorized access to our data and information by employees and others may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. We also have access to sensitive or personal data or information that is subject to privacy laws and regulations. Our systems and processes to protect against, detect, prevent, respond to and mitigate cybersecurity incidents and our organizational training for employees to develop an understanding of cybersecurity risks and threats may be unable to prevent material security breaches, theft, modification or loss of data, employee malfeasance and additional known and unknown threats. Such events could adversely affect our business and reputation. We also use third-party service providers, including cloud providers, to store, transmit and process data. These third-party service providers could also be subject to cybersecurity incidents that could adversely affect us.
In addition, in 2020 and continuing into 2021, the overwhelming majority of our workforce temporarily transitioned to working from home during the COVID-19 pandemic. The increase in the number of our employees working from home may increase certain business and procedural control risks, including increased risk of cybersecurity incidents and exposure of sensitive business and client advertising and marketing information as well as personal data or information.
Risks Related to International Operations
Currency exchange rate fluctuations have impacted, and in the future could impact our business, results of operations and financial position.
In 2020, our international operations represented approximately 45% of our revenue. We operate in all major international markets including the Euro Zone, the United Kingdom, or the U.K., Australia, Brazil, Canada, China and Japan. Our agencies transact business in more than 50 different currencies. Substantially all of our foreign operations transact business in their local currency, and accordingly their financial statements are translated into U.S. Dollars. As a result, both adverse and beneficial fluctuations in foreign exchange rates impact our business, results of operations and financial position. In addition, funds transferred to the United States can be adversely or beneficially impacted by changes in foreign currency exchange rates.
As a global business we face certain risks of doing business internationally, and we are exposed to risks from operating in high-growth markets and developing countries, which could have a material adverse effect on our business, results of operations and financial position.
The operational and financial performance of our international businesses are affected by global and regional economic conditions, competition for new business and staff, currency exchange rate fluctuations, political conditions, differing regulatory environments and other risks associated with extensive international operations. In addition, we conduct business in numerous high-growth markets and developing countries that tend to have longer billing collection cycles, currency repatriation restrictions and commercial laws that can be undeveloped, vague, inconsistently enforced, retroactively applied or frequently changed. The risks associated with our international operations could have a material adverse effect on our business, results of operations and financial position. Additionally, our operations are subject to the United States Foreign Corrupt Practices Act and other anti-corruption and anti-bribery laws and regulations. These laws and regulations are complex and stringent, and any violation could have an adverse effect on our business and reputation. For financial information by geographic region, see Note 8 to the consolidated financial statements.
We have substantial operations in the U.K. and the Euro Zone. On December 31, 2020, the U.K. completed its separation from the European Union, or E.U., (commonly referred to as “Brexit”) and entered into an agreement, or Brexit Agreement, with the E.U. that defines the terms of their relationship, covering, among other things, trade and tariffs, services and travel. The uncertainties related to the impact of the Brexit Agreement have cross-border operational, financial and tax implications, among others, and any economic volatility that may arise in the U.K., the E.U. or elsewhere may adversely affect our business.
Risks Related to Acquisitions
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
Regulatory Risks
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
Further, laws and regulations related to user privacy, use of personal information and Internet tracking technologies have been proposed or enacted in the United States and a number of international markets. These laws and regulations could affect the acceptance of new communications technologies and the use of current communications technologies as advertising media. These actions could affect our business and reduce demand for certain of our services, which could have a material adverse effect on our business, results of operations and financial position.
We could be affected by future laws or regulations enacted in response to climate change concerns and other actions.
Our businesses could be indirectly affected by increased prices for goods or services provided to us by companies that are directly affected by laws and regulations aimed at mitigating the impact of climate change. Specifically, these companies may seek to pass their increased costs through to their customers. Further, if our clients are impacted by such laws or requirements, either directly or indirectly, their spending for advertising and marketing services may decline, which could adversely impact our business, results of operations and financial position. Additionally, to comply with potential future changes in environmental laws and regulations, we may need to incur additional costs; therefore, at this time, we cannot estimate what impact such regulations may have on our business, results of operations and financial position.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We conduct business and maintain offices throughout the world. The facility requirements of our businesses are similar across geographic regions and disciplines. Substantially all our office space is leased under operating leases with varying expiration dates. Lease obligations of our foreign operations are generally denominated in their local currency. We believe that our facilities are adequate for our current operations and are well maintained. Our principal corporate offices are located at 280 Park Avenue, New York, New York; 1055 Washington Boulevard, Stamford, Connecticut and 525 Okeechobee Boulevard, West Palm Beach, Florida. We also maintain executive offices in London, England; Shanghai, China and Singapore.
Notes 2 and 16 to the consolidated financial statements provide a description of our lease expense, which comprises a significant component of our occupancy and other costs, and our lease commitments.
Item 3. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not expect that these proceedings will have a material adverse effect on our results of operations or financial position.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed and traded on the New York Stock Exchange under the symbol OMC. As of February 11, 2021, there were 1,930 registered holders of our common stock.
Common stock repurchases during the three months ended December 31, 2020 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2020	51,487	$50.22	—	—
November 1 - November 30, 2020	—	—	—	—
December 1 - December 31, 2020	5,316	64.34	—	—
	56,803	$51.54	—	—
During the three months ended December 31, 2020, we withheld 56,803 shares from employees to satisfy estimated statutory income tax obligations related to the vesting of restricted stock awards. We did not purchase any shares of our common stock in the open market. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date. There were no unregistered sales of equity securities during the three months ended December 31, 2020.
For information on securities authorized for issuance under our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which relevant information will be included in our definitive proxy statement, which is expected to be filed with the SEC by March 25, 2021.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY
Impact of the COVID-19 Pandemic on our Business
In 2020, the COVID-19 pandemic negatively impacted our business and results of operations. Efforts to mitigate the impact of the pandemic, including government actions to restrict travel, limit public gatherings, shelter-in-place orders and mandatory closures of businesses, resulted in many of our clients reducing or suspending their spending for our advertising, marketing and corporate communication services. As a result, for the year ended December 31, 2020, revenue decreased $1,782.6 million, or 11.9%, compared to 2019, primarily due to the impact of the COVID-19 pandemic. We anticipate that the negative impact from the pandemic on our revenue will continue through the first quarter of 2021 as compared to the prior year period. However, we expect organic revenue growth for the first half of 2021. The impact of the COVID-19 pandemic on our revenue has been, and may continue to be, material, depending on several factors, including the potential for prolonged or additional governmental actions to mitigate the effects of the pandemic. It is possible that the COVID-19 pandemic will accelerate certain trends that began pre-pandemic, particularly those relating to online commerce, brand building and how we deploy our personnel. We expect that some of these trends will benefit our agencies and provide revenue growth opportunities, as well as increasing flexibility with respect to our use of physical locations and our cost structure, but some trends may negatively affect us including potential disruption by new participants and technologies.
In response to the impact of the COVID-19 pandemic, in the second quarter of 2020, we took actions to align our cost structure and reduce our workforce and facility requirements and continued the review of businesses for disposal and assets for impairment. As a result, we recorded a pre-tax charge of $277.9 million, which is comprised of incremental severance of $150.0 million, real estate operating lease right-of-use, or ROU, asset and other asset impairment charges of $55.8 million, other exit costs of $47.0 million and dispositions and other charges of $25.1 million (see Note 1 to the consolidated financial statements). These actions reduced headcount by over 6,000 and reduced the related facility requirements, which should result in significant reductions in future operating expenses.
In addition, during 2020, we reduced salary and service costs by $162.6 million related to reimbursements and tax credits under government programs in several countries, including the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, in the United States, the Kurzarbeit program in Germany, and other government reimbursement programs in the U.K., France, Canada and other jurisdictions (see Note 1 to the consolidated financial statements). Further, in the fourth quarter of 2020, we recorded asset impairment charges of $55.8 million associated with underperforming assets, which is included in salary and service costs.
The COVID-19 pandemic negatively impacted most of our clients' businesses. As a result, clients have cut costs, including postponing or reducing marketing communication expenditures. While certain industries such as healthcare and pharmaceuticals, technology and telecommunications, financial services and consumer products have been less affected, as long as the COVID-19 pandemic remains a threat, global economic conditions continue to be volatile and such uncertainty cuts across all clients, industries and geographies. Overall, while we have a diversified portfolio of service offerings, clients and geographies, demand for our services can be expected to continue to be adversely affected as marketers reduce expenditures in the short term due to the uncertain impact of the pandemic on the global economy. We expect global economic performance and our performance to vary by geography until the impact of the COVID-19 pandemic on the global economy moderates.
Although we have experienced a decrease in our cash flow from operating activities, we took numerous proactive steps to strengthen our liquidity and financial position that are intended to mitigate the potential impact of the COVID-19 pandemic on our liquidity. In February 2020, we issued $600 million 2.45% Senior Notes due April 30, 2030, or the 2.45% Notes. In March 2020, the net proceeds from the issuance of the 2.45% Notes were used to redeem the remaining $600 million principal amount of our 4.45% Senior Notes due August 15, 2020, or the 2020 Notes. As a result, we have no notes maturing until May 2022. In April 2020, we issued $600 million of 4.20% Senior Notes due June 1, 2030, or the 4.20% Notes, and we entered into a new $400 million 364 day revolving credit facility, or the 364 Day Credit Facility. The 364 Day Credit Facility is in addition to our existing $2.5 billion multi-currency revolving credit facility, or Credit Facility, which we extended to mature in February 2025. In addition, in March 2020, we suspended our share repurchase activity.
Results of Operations for the Year Ended December 31, 2020
We are a strategic holding company providing advertising, marketing and corporate communications services to clients through our branded networks and agencies around the world. On a global, pan-regional and local basis, our networks and agencies provide a comprehensive range of services in the following fundamental disciplines: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare. Our business model was built and continues to evolve around our clients. While our networks and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. Our fundamental business principle is that our clients’ specific marketing requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. We use our client-centric approach to grow our business by expanding our service offerings to existing clients, moving into new markets and obtaining new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that typically currently serve or could serve our existing clients.
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. In 2020, our largest client represented 3.4% of revenue and our 100 largest clients, which represent many of the world's major marketers, represented approximately 54% of revenue. Our clients operate in virtually every sector of the global economy with no one industry representing more than 16% of our revenue in 2020. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions, such as those currently arising from the COVID-19 pandemic, pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter. As a result of the impact related to the COVID-19 pandemic, we experienced a significant decline in our year-over-year organic revenue growth in the second, third and fourth quarters of 2020, which will likely continue at least through the first half of 2021. We anticipate that the negative impact from the pandemic on our revenue will continue through the first quarter of 2021 as compared to the prior year period. However, we expect organic revenue growth for the first half of 2021.
In 2020, revenue decreased $1,782.6 million, or 11.9%, compared to 2019. Changes in foreign exchange rates reduced revenue $60.9 million, or 0.4%, acquisition revenue, net of disposition revenue, reduced revenue $56.7 million, or 0.4%, reflecting the disposition of certain non-strategic businesses, and organic growth reduced revenue $1,665.0 million, or 11.1%.
Certain global events targeted by major marketers for advertising expenditures, such as the FIFA World Cup and the Olympics, and certain national events, such as the U.S. election process, may affect our revenue period-over-period in certain businesses. Typically, these events do not have a significant impact on our revenue in any period.
Beginning in March 2020 and continuing through the fourth quarter of 2020, our business experienced the effects from reductions in client spending due to the impact related to the COVID-19 pandemic. The spending reductions impacted all our businesses and markets. The most significantly impacted businesses were our advertising discipline, CRM Consumer Experience discipline, especially in our event marketing businesses, and CRM Execution & Support discipline, primarily in our field marketing and merchandising businesses. In North America, we experienced a decline in organic revenue attributable to the COVID-19 pandemic in all our disciplines, except healthcare. In Europe and the Middle East and Africa, almost all businesses and regions experienced a decline in organic revenue resulting from the COVID-19 pandemic, which was marginally offset by an increase primarily from the strengthening of the British Pound and Euro against the U.S. Dollar. In addition, the economic and political conditions in the U.K. and the E.U. resulting from the implementation of the Brexit Agreement remain uncertain and could negatively impact our businesses in the U.K. and the E.U. In Latin America, the impact of the COVID-19 pandemic compounded by the continuing unstable economic and political conditions in Brazil resulted in negative organic growth in Brazil and throughout the region. In addition, the weakening of foreign currency exchange rates against the U.S. Dollar in all countries further contributed to the reduction in revenue in the region. In Asia-Pacific, almost all our businesses in the region experienced negative organic growth as a result of the COVID-19 pandemic, and the weakening of most currencies against the U.S. Dollar had a marginal negative impact on revenue. The economic and fiscal issues, including the impact related to the COVID-19 pandemic, facing the countries we operate in can be expected to continue to cause economic uncertainty and volatility; however, the impact on our business varies by country. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in our revenue that are expected to continue at least through the first half of 2021, beginning in the second quarter of 2020, we took actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance whether, or to what extent, our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective or that additional actions will not be necessary.
Prior to the COVID-19 pandemic, certain business trends generally had a positive impact on our business and industry. These trends include clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms. As clients increase their demands for marketing effectiveness and efficiency, they have made it a practice to consolidate their business within one service provider in the pursuit of a single engagement covering all consumer touch points. We have structured our business around these trends. While the current economic environment caused many clients to reduce spending for our services, certain trends such as increased spending on digital marketing platforms, and our key client matrix organization structure approach to collaboration and integration of our services and solutions provide a competitive advantage to our business. We expect this advantage to continue over the medium and long term.
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
Given our size and breadth, we manage our business by monitoring several financial indicators. The key indicators that we focus on are revenue and operating expenses. We analyze revenue growth by reviewing the components and mix of the growth, including growth by principal regional market and marketing discipline, the impact from foreign currency exchange rate changes, growth from acquisitions, net of dispositions, and growth from our largest clients. Operating expenses are comprised of cost of services, selling, general and administrative expenses, or SG&A, and depreciation and amortization.
In 2020, our revenue decreased 11.9% compared to 2019. Changes in foreign exchange rates reduced revenue 0.4%, acquisition revenue, net of disposition revenue, reduced revenue 0.4%, and organic growth decreased revenue 11.1% as all our markets were negatively impacted by the COVID-19 pandemic. The change in revenue across our principal regional markets were: North America decreased 10.6%, Europe decreased 12.2%, Asia-Pacific decreased 8.8% and Latin America decreased 31.7%. The change in revenue in 2020, compared to 2019, in our fundamental disciplines was: Advertising decreased 13.1%, CRM Consumer Experience decreased 15.6%, CRM Execution & Support decreased 16.7%, Public Relations decreased 5.6% and Healthcare increased 3.4%.
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
In 2020, salary and service costs, which tend to fluctuate with changes in revenue, decreased $1,399.4 million, or 12.8%, compared to 2019. Salary and related service costs in 2020 decreased $644.3 million, or 9.3%, year-over-year, primarily as a result of the severance and furlough actions we took in the second quarter of 2020. Also, during 2020, we reduced salary and service costs by $162.6 million related to reimbursements and tax credits under government programs in several countries (see Note 1 to the consolidated financial statements). Third-party service costs, which include expenses incurred with third-party vendors primarily when we act as a principal when performing services for our clients, decreased $755.1 million, or 18.5%, year-over-year reflecting the decrease in revenue and the impact of actions we took to align our cost structure. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $83.3 million, or 6.8%, in 2020 as compared to 2019. Operating profit decreased $523.5 million to $1,598.8 million. Operating margin decreased to 12.1% from 14.2%, and EBITA margin decreased to 12.8% from 14.8% year-over-year. In 2020, operating profit, operating margin and EBITA margin included a net decrease aggregating $171.1 million related to the COVID-19 repositioning costs recorded in the second quarter and asset impairment charges recorded in the fourth quarter, partially offset by an increase related to reimbursements and tax credits under government programs in several countries (see Note 1 to the consolidated financial statements).
In 2020, net interest expense increased $5.5 million year-over-year to $189.5 million. Interest expense on debt decreased $27.6 million to $199.6 million, primarily reflecting a reduction in interest expense from our refinancing activity at lower interest rates in the second half of 2019 and the first quarter of 2020, partially offset by a loss of $7.7 million on the early redemption of the remaining $600 million principal amount of the 2020 Notes in the first quarter of 2020 and the interest expense from the issuance of the 4.20% Notes in April 2020 (see Note 7 to the consolidated financial statements). Interest income in 2020 decreased $28.0 million year-over-year to $32.3 million primarily due to lower rates.
Our effective tax rate for 2020 increased year-over-year to 27.1% from 26.0%. The non-deductibility in certain jurisdictions of a portion of the COVID-19 repositioning costs recorded in the second quarter of 2020 had the effect of increasing our effective tax rate for 2020. This increase was substantially offset by a lower effective tax rate on our foreign earnings resulting from a change in legislation. In 2019, income tax expense was reduced by $10.8 million primarily from the net favorable settlements of uncertain tax positions in certain jurisdictions. After considering these items, our effective rate for 2020 would have approximated the rate for 2019.
Net income - Omnicom Group Inc. in 2020 decreased $393.7 million to $945.4 million from $1,339.1 million in 2019. The year-over-year decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. decreased to $4.37 in 2020, compared to $6.06 in 2019, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock through March 2020, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan during the year. As discussed above and in Note 1 to the consolidated financial statements, our results of operations for 2020 included COVID-19 repositioning costs and asset impairment charges, which were partially offset by an increase attributable to reimbursements and tax credits under government programs in several countries. The after-tax impact of these items on net income - Omnicom Group Inc. was $146.8 million.
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
We evaluate goodwill for impairment at least annually at the end of the second quarter of each fiscal year and whenever events or circumstances indicate the carrying value may not be recoverable. Under FASB ASC Topic 350, Intangibles - Goodwill and Other, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to the goodwill impairment test. We performed the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. We identified our regional reporting units as components of our operating segments, which are our five global agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our key client matrix organization structure for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and in FASB ASC Topic 350. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics. The main economic components of each agency are employee compensation and related costs and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our virtual client network strategy.
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
At June 30, 2020 we adjusted our assumptions to reflect the economic conditions in light of the impact on our business related to the COVID-19 pandemic, including downward adjustment to our revenue and earnings assumptions, reducing our long-term growth rate and increasing the weighted average cost of capital, or WACC, for each reporting unit and limiting our estimate of our equity value to reflect the decline in our share price that occurred during the first half of 2020. In addition, the assumptions reflected the expected cost reductions from our severance and real estate facility repositioning actions (see Notes 1 and 11 to the consolidated financial statements).
The assumptions used for the long-term growth rate and WACC in our evaluations as of June 30, 2020 and 2019 were:

	2020	2019
Long-Term Growth Rate	3%	4%
WACC	10.6% - 10.8%	10.1% - 10.6%
Long-term growth rate represents our estimate of the long-term growth rate for our industry and the markets of the global economy we operate in. For the past ten years, the average historical revenue growth rate of our reporting units and the Average Nominal GDP, or NGDP, growth of the countries comprising the major markets that account for substantially all of our revenue was approximately 4.2% and 4.3%, respectively. We considered this history when determining the long-term growth rates used in our annual impairment test at June 30, 2020 and lowered it to reflect the potential future effects of the unprecedented COVID-19 pandemic on the global economy, which are not reflected in the 10-year historical analysis. We believe marketing expenditures over the long term have a high correlation to NGDP. Based on our historical performance, we also believe that our long-term growth rate will exceed NGDP growth in the markets we operate in, which are similar across our reporting units. For our annual test as of June 30, 2020, we used an estimated long-term growth rate of 3.0%.

When performing the annual impairment test as of June 30, 2020 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2020. In the first half of 2020, our revenue declined 11.7%, which excluded our net disposition activity and the impact from changes in foreign exchange rates. The COVID-19 pandemic significantly impacted the global economy. Government actions taken to mitigate the impact of the pandemic negatively impacted many of our clients' businesses, and in turn, clients have reduced their demand for our services. In addition, the assumptions reflected the expected cost reductions from our severance and real estate facility repositioning actions (see Notes 1 and 13 to the consolidated financial statements).
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
We will continue to perform our impairment test each year at June 30th unless events or circumstances trigger the need for an interim impairment test. There were no events through December 31, 2020 that would change our impairment assessment. The estimates used in our goodwill impairment test do not constitute forecasts or projections of future results of operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units as of the valuation date. We believe that our estimates and assumptions are reasonable, but they are subject to change from period to period. Actual results of operations and other factors will likely differ from the estimates used in our discounted cash flow valuation, and it is possible that differences could be significant. A change in the estimates we use could result in a decline in the estimated fair value of one or more of our reporting units from the amounts derived as of our latest valuation and could cause us to fail our goodwill impairment test if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in a non-cash impairment charge and may have an adverse effect on our results of operations and financial condition. Additional information about acquisitions and goodwill appears in Notes 2, 5 and 6 to the consolidated financial statements.
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

Performance Obligations. In substantially all our disciplines, the performance obligation is to provide advisory and consulting services at an agreed-upon level of effort to accomplish the specified engagement. Our client contracts are comprised of diverse arrangements involving fees based on any one or a combination of the following: an agreed fee or rate per hour for the level of effort expended by our employees; commissions based on the client’s spending for media purchased from third parties; qualitative or quantitative incentive provisions specified in the contract; and reimbursement for third-party costs that we are required to include in revenue when we control the vendor services related to these costs and we act as principal. The transaction price of a contract is allocated to each distinct performance obligation based on its relative stand-alone selling price and is recognized as revenue when, or as, the customer receives the benefit of the performance obligation. Clients typically receive and consume the benefit of our services as they are performed. Substantially all our client contracts provide that we are compensated for services performed to date and allow for cancellation by either party on short notice, typically 90 days, without penalty.
Generally, our short-term contracts, which normally take 30 to 90 days to complete, are performed by a single agency and consist of a single performance obligation. As a result, we do not consider the underlying services as separate or distinct performance obligations because our services are highly interrelated, occur in close proximity, and the integration of the various components of a marketing message is essential to overall service. In certain of our long-term client contracts, which have a term of up to one year, the performance obligation is a stand-ready obligation, because we provide a constant level of similar services over the term of the contract. In other long-term contracts, when our services are not a stand-ready obligation, we consider our services distinct performance obligations and allocate the transaction price to each separate performance obligation based on its stand-alone selling price, including contracts for strategic media planning and buying services, which are considered to be multiple performance obligations, and we allocate the transaction price to each distinct service based on the staffing plan and the stand-alone selling price. In substantially all of our creative services contracts, we have distinct performance obligations for our services, including certain creative services contracts where we act as an agent and arrange, at the client’s direction, for third parties to perform studio production efforts.
Revenue Recognition Methods. A substantial portion of our revenue is recognized over time, as the services are performed, because the client receives and consumes the benefit of our performance throughout the contract period, or we create an asset with no alternative use and are contractually entitled to payment for our performance to date in the event the client terminates the contract for convenience. For these client contracts, other than when we have a stand-ready obligation to perform services, revenue is recognized over time using input measures that correspond to the level of staff effort expended to satisfy the performance obligation on a rate per hour or equivalent basis. For client contracts when we have a stand-ready obligation to perform services on an ongoing basis over the life of the contract, typically for periods up to one year, where the scope of these arrangements is broad and there are no significant gaps in performing the services, we recognize revenue using a time-based measure resulting in a straight-line revenue recognition. From time to time, there may be changes in the client service requirements during the term of a contract and the changes could be significant. These changes are typically negotiated as new contracts covering the additional requirements and the associated costs, as well as additional fees for the incremental work to be performed.
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
Principal vs. Agent. In substantially all our businesses, we incur third-party costs on behalf of clients, including direct costs and incidental, or out-of-pocket costs. Third-party direct costs incurred in connection with the creation and delivery of advertising or marketing communication services include, among others: purchased media, studio production services, specialized talent, including artists and other freelance labor, event marketing supplies, materials and services, promotional items, market research and third-party data and other related expenditures. Out-of-pocket costs include, among others: transportation, hotel, meals and telecommunication charges incurred by us in the course of providing our services. Billings related to out-of-pocket costs are included in revenue since we control the goods or services prior to delivery to the client.
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

In certain businesses we may act as principal when contracting for third-party services on behalf of our clients. In our events business and most of our CRM Execution & Support businesses, including field marketing and certain specialty marketing businesses, we act as principal because we control the specified goods or services before they are transferred to the client and we are responsible for providing the specified goods or services, or we are responsible for directing and integrating third-party vendors to fulfill our performance obligation at the agreed upon contractual price. In such arrangements, we also take pricing risk under the terms of the client contract. In certain specialty media buying businesses, we act as principal when we control the buying process for the purchase of the media and contract directly with the media vendor. In these arrangements, we assume the pricing risk under the terms of the client contract. When we act as principal, we include billable amounts related to third-party costs in the transaction price and record revenue over time at the gross amount billed, including out-of-pocket costs, consistent with the manner that we recognize revenue for the underlying services contract. However, in media buying contracts where we act as principal, we recognize revenue at a point in time, typically when the media is run, including when it is not subject to cancellation by the client or media vendor.
Variable Consideration. Some of our client arrangements include variable consideration provisions, which include performance incentives, tiered commission structures and vendor rebates in certain markets outside of the United States. Variable consideration is estimated and included in total consideration at contract inception based on either the expected value method or the most likely outcome method. These estimates are based on historical award experience, anticipated performance and other factors known at the time. Performance incentives are typically recognized in revenue over time. Variable consideration for our media businesses in certain international markets includes rebate revenue and is recognized when it is probable that the media will be run, including when it is not subject to cancellation by the client. In addition, when we receive rebates or credits from vendors for transactions entered into on behalf of clients, they are remitted to the clients in accordance with contractual requirements or retained by us based on the terms of the client contract or local law. Amounts passed on to clients are recorded as a liability and amounts retained by us are recorded as revenue when earned, typically when the media is run.
NEW ACCOUNTING STANDARDS
See Note 22 to the consolidated financial statements for information on the adoption of new accounting standards and accounting standards not yet adopted.

RESULTS OF OPERATIONS - 2020 Compared to 2019 (in millions):

	Year Ended December 31,
	2020	2019
Revenue	$13,171.1	$14,953.7
Operating Expenses:
Salary and service costs	9,572.8	10,972.2
Occupancy and other costs	1,138.5	1,221.8
COVID-19 repositioning costs	277.9	—
Cost of services	10,989.2	12,194.0
Selling, general and administrative expenses	360.5	405.9
Depreciation and amortization	222.6	231.5
	11,572.3	12,831.4
Operating Profit	1,598.8	2,122.3
Operating Margin - %	12.1%	14.2%
Interest Expense	221.8	244.3
Interest Income	32.3	60.3
Income Before Income Taxes and Income (Loss) From Equity Method Investments	1,409.3	1,938.3
Income Tax Expense	381.7	504.4
Income (Loss) From Equity Method Investments	(6.8)	2.0
Net Income	1,020.8	1,435.9
Net Income Attributed To Noncontrolling Interests	75.4	96.8
Net Income - Omnicom Group Inc.	$945.4	$1,339.1
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
The following table reconciles the U.S. GAAP financial measure of net income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	Year Ended December 31,
	2020	2019
Net Income - Omnicom Group Inc.	$945.4	$1,339.1
Net Income Attributed To Noncontrolling Interests	75.4	96.8
Net Income	1,020.8	1,435.9
Income (Loss) From Equity Method Investments	(6.8)	2.0
Income Tax Expense	381.7	504.4
Income Before Income Taxes and Income (Loss) From Equity Method Investments	1,409.3	1,938.3
Interest Expense	221.8	244.3
Interest Income	32.3	60.3
Operating Profit	1,598.8	2,122.3
Add back: Amortization of intangible assets	83.1	83.8
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$1,681.9	$2,206.1
Revenue	$13,171.1	$14,953.7
EBITA	$1,681.9	$2,206.1
EBITA Margin - %	12.8%	14.8%

Revenue
Revenue for 2020 decreased $1,782.6 million, or 11.9%, compared to 2019. Changes in foreign exchange rates reduced revenue 0.4%, acquisition revenue, net of disposition revenue, reduced revenue 0.4% and negative organic growth decreased revenue 11.1% as all our geographic markets were negatively impacted by the COVID-19 pandemic (see Note 1 to the consolidated financial statements). The change in revenue across our principal regional markets were: North America decreased $901.7 million, Europe decreased $499.7 million, Asia-Pacific decreased $145.8 million and Latin America decreased $128.0 million. In North America, we experienced a decline in organic revenue attributable to the COVID-19 pandemic in all our disciplines, except healthcare. In Europe and the Middle East and Africa, almost all businesses and regions experienced a decline in organic revenue resulting from the COVID-19 pandemic, which was marginally offset by an increase primarily from the strengthening of the British Pound and Euro against the U.S. Dollar. In Latin America, the impact of the COVID-19 pandemic compounded by the continuing unstable economic and political conditions in Brazil resulted in negative organic growth in Brazil and throughout the region. In addition, the weakening of foreign currency exchange rates against the U.S. Dollar in all countries further contributed to the reduction in revenue in the region. In Asia-Pacific, almost all our businesses in the region experienced negative organic growth as a result of the COVID-19 pandemic, and the weakening of most currencies against the U.S. Dollar had a marginal negative impact on revenue.
The components of revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2019	$14,953.7		$8,033.0		$6,920.7
Components of revenue change:
Foreign exchange rate impact	(60.9)	(0.4)%	—	—%	(60.9)	(0.9)%
Acquisition revenue, net of disposition revenue	(56.7)	(0.4)%	(36.8)	(0.5)%	(19.9)	(0.3)%
Organic growth	(1,665.0)	(11.1)%	(810.1)	(10.1)%	(854.9)	(12.4)%
December 31, 2020	$13,171.1	(11.9)%	$7,186.1	(10.5)%	$5,985.0	(13.5)%
The components and percentages are calculated as follows:
•The foreign exchange impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $13,232.0 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($13,171.1 million less $13,232.0 million for the Total column).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($14,953.7 million for the Total column).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at February 12, 2021 remain unchanged, we expect the impact of changes in foreign exchange rates to increase revenue between 2.5% and 3.0% in the first half of 2021, and by approximately 2.5% for the full year.

Revenue and organic growth in our principal regional markets were (in millions):

	Year Ended December 31,
	2020	2019	$ Change	% Organic Growth
Americas:
North America	$7,577.1	$8,478.8	$(901.7)	(10.1)%
Latin America	275.4	403.4	(128.0)	(15.1)%
EMEA:
Europe	3,607.7	4,107.4	(499.7)	(12.4)%
Middle East and Africa	207.2	314.6	(107.4)	(32.3)%
Asia-Pacific	1,503.7	1,649.5	(145.8)	(8.5)%
	$13,171.1	$14,953.7	$(1,782.6)	(11.1)%
Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, decreased $499.7 million in 2020 compared to 2019. Revenue in the U.K., representing 9.7% of revenue, decreased $151.5 million. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 17.7% of revenue, decreased $348.2 million. The decrease in revenue is due to negative organic growth resulting from the impact of the COVID-19 pandemic.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. In 2020, the reduction in spending by existing clients resulting from the COVID-19 pandemic offset the benefit from gains of new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. In 2020 and 2019, our largest client represented 3.4% and 3.0% of revenue, respectively. Our ten largest and 100 largest clients represented 20.8% and 54.0% of revenue for 2020, respectively, and 19.6% and 51.3% of revenue for 2019, respectively.
In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare.
All our business experienced the effects from client spending reductions related to the COVID-19 pandemic. The spending reductions impacted all our disciplines and markets. The most significantly impacted were our advertising discipline, our CRM Consumer Experience discipline, especially in our event marketing businesses, and our CRM Execution & Support discipline, primarily in our field marketing and merchandising businesses. Our Public Relations discipline was less significantly impacted, and our Healthcare discipline performed well. Revenue and organic growth by discipline were (in millions):

	Year Ended December 31,
	2020		2019		2020 vs. 2019	2020
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$7,369.0	56.0%	$8,483.8	56.7%	$(1,114.8)	(12.2)%
CRM Consumer Experience	2,175.7	16.5%	2,577.9	17.2%	(402.2)	(15.8)%
CRM Execution & Support	1,133.5	8.6%	1,361.2	9.1%	(227.7)	(15.1)%
Public Relations	1,301.8	9.9%	1,378.9	9.3%	(77.1)	(4.2)%
Healthcare	1,191.1	9.0%	1,151.9	7.7%	39.2	3.3%
	$13,171.1		$14,953.7		$(1,782.6)	(11.1)%

We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Year Ended December 31,
	2020	2019
Food and Beverage	14%	14%
Consumer Products	8%	9%
Pharmaceuticals and Healthcare	16%	14%
Financial Services	8%	8%
Technology	9%	7%
Auto	10%	10%
Travel and Entertainment	7%	9%
Telecommunications	6%	6%
Retail	7%	7%
Services	2%	2%
Oil, Gas and Utilities	1%	2%
Not-for-Profit	1%	1%
Government	3%	2%
Education	1%	1%
Other	7%	8%
	100%	100%
Certain industry sectors have been negatively affected by the impact of the COVID-19 pandemic more significantly than others.
Operating Expenses
Operating expenses were (in millions):

	Year Ended December 31,
	2020		2019		2020 vs. 2019
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$13,171.1		$14,953.7		$(1,782.6)	(11.9)%
Operating Expenses:
Salary and service costs:
Salary and related service costs	6,250.9	47.5%	6,895.2	46.1%	(644.3)	(9.3)%
Third-party service costs	3,321.9	25.2%	4,077.0	27.3%	(755.1)	(18.5)%
	9,572.8	72.7%	10,972.2	73.4%	(1,399.4)	(12.8)%
Occupancy and other costs	1,138.5	8.6%	1,221.8	8.2%	(83.3)	(6.8)%
COVID-19 repositioning costs	277.9	2.1%	—	—%	277.9	—%
Cost of services	10,989.2		12,194.0		(1,204.8)
Selling, general and administrative expenses	360.5	2.7%	405.9	2.7%	(45.4)	(11.2)%
Depreciation and amortization	222.6	1.7%	231.5	1.5%	(8.9)	(3.8)%
	11,572.3	87.9%	12,831.4	85.8%	(1,259.1)	(9.8)%
Operating Profit	$1,598.8	12.1%	$2,122.3	14.2%	$(523.5)	(24.7)%
In 2020, salary and service costs, which tend to fluctuate with changes in revenue, decreased $1,399.4 million, or 12.8%, compared to 2019. Salary and related service costs in 2020 decreased $644.3 million, or 9.3%, year-over-year, primarily as a result of the severance and furlough actions we took in the second quarter of 2020. Also, during 2020, we reduced salary and service costs by $162.6 million related to reimbursements and tax credits under government programs in several countries (see Note 1 to the consolidated financial statements). Third-party service costs, which include expenses incurred with third-party vendors primarily when we act as a principal when performing services for our clients, decreased $755.1 million, or 18.5%, year-over-year reflecting the decrease in revenue and the impact of actions we took to align our cost structure. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $83.3 million, or 6.8%, in 2020 as compared to 2019. Operating profit decreased $523.5 million to $1,598.8 million. Operating margin decreased to 12.1% from 14.2%, and EBITA margin decreased to 12.8% from 14.8% year-over-year. In 2020, operating profit, operating margin and EBITA margin included a net decrease aggregating $171.1 million related to the COVID-19 repositioning costs recorded in the second quarter and asset impairment charges, which are included in salary and service costs, recorded in the fourth quarter, partially offset by an increase related to reimbursements and tax credits under government programs in several countries during the year (see Note 1 to the consolidated financial statements).
Net Interest Expense
In 2020, net interest expense increased $5.5 million year-over-year to $189.5 million. Interest expense on debt decreased $27.6 million to $199.6 million, primarily reflecting a reduction in interest expense from our refinancing activity at lower interest rates in the second half of 2019 and the first quarter of 2020, partially offset by a loss of $7.7 million on the early redemption of the remaining $600 million principal amount of the 2020 Notes in the first quarter of 2020 and the interest expense from the issuance of the 4.20% Notes in April 2020 (see Note 7 to the consolidated financial statements). Interest income in 2020 decreased $28.0 million year-over-year to $32.3 million primarily due to lower rates.
Income Taxes
Our effective tax rate for 2020 increased year-over-year to 27.1% from 26.0%. The non-deductibility in certain jurisdictions of a portion of the COVID-19 repositioning costs recorded in the second quarter of 2020 had the effect of increasing our effective tax rate for 2020. This increase was substantially offset by a lower effective tax rate on our foreign earnings resulting from a change in legislation. In 2019, income tax expense was reduced by $10.8 million primarily from the net favorable settlements of uncertain tax positions in certain jurisdictions. After considering these items, our effective rate for 2020 would have approximated the rate for 2019.
Net Income and Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in 2020 decreased $393.7 million to $945.4 million from $1,339.1 million in 2019. The year-over-year decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. decreased to $4.37 in 2020, compared to $6.06 in 2019, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock through March 2020, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan during the year. As discussed above and in Note 1 to the consolidated financial statements, our results of operations for 2020 included COVID-19 repositioning costs and asset impairment charges, which were partially offset by an increase attributable to reimbursements and tax credits under government programs in several countries. The after-tax affect of these items on net income - Omnicom Group Inc. was $146.8 million.
The impact on net income Omnicom Group Inc. of these actions was (in millions):

	COVID-19 Repositioning Costs	Impairment Charges - Underperforming Assets	Reimbursements and Tax Credits Under Government Programs	Total
Increase (decrease) to income before income taxes	$(277.9)	$(55.8)	$162.6	$(171.1)
Increase (decrease) in income tax expense	(54.8)	(8.7)	39.2	(24.3)
Increase (decrease) in net income Omnicom Group Inc.	$(223.1)	$(47.1)	$123.4	$(146.8)

RESULTS OF OPERATIONS - 2019 Compared to 2018 (in millions):

	Year Ended December 31,
	2019	2018
Revenue	$14,953.7	$15,290.2
Operating Expenses:
Salary and service costs	10,972.2	11,306.1
Occupancy and other costs	1,221.8	1,309.6
Net gain on disposition of subsidiaries	—	(178.4)
Cost of services	12,194.0	12,437.3
Selling, general and administrative expenses	405.9	455.4
Depreciation and amortization	231.5	264.0
	12,831.4	13,156.7
Operating Profit	2,122.3	2,133.5
Operating Margin - %	14.2%	14.0%
Interest Expense	244.3	266.4
Interest Income	60.3	57.2
Income Before Income Taxes and Income From Equity Method Investments	1,938.3	1,924.3
Income Tax Expense	504.4	492.7
Income From Equity Method Investments	2.0	8.9
Net Income	1,435.9	1,440.5
Net Income Attributed To Noncontrolling Interests	96.8	114.1
Net Income - Omnicom Group Inc.	$1,339.1	$1,326.4
Our results for 2018 include the effect of the net gain on disposition of subsidiaries of $178.4 million and repositioning charges of $149.4 million, after the allocation of $6.9 million to noncontrolling interests, and the additional income tax expense of $3.9 million from the finalization of the provisional estimate of the effect of the Tax Cut and Jobs Act of 2017, or Tax Act, substantially offset by the impact of a lower tax rate on the net gain on disposition of subsidiaries. The following discussion of our results of operations compares 2019 to 2018 as reported and adjusted for the effects of these transactions. See page 24 for a reconciliation of the adjusted 2018 amounts.
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
Revenue and organic growth by discipline were (in millions):

	Year Ended December 31,
	2019		2018		2019 vs. 2018	2019
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$8,451.7	56.5%	$8,281.0	54.2%	$170.7	4.5%
CRM Consumer Experience	2,610.0	17.5%	2,629.6	17.1%	(19.6)	1.6%
CRM Execution & Support	1,361.2	9.1%	1,891.6	12.4%	(530.4)	(3.2)%
Public Relations	1,378.9	9.2%	1,435.1	9.4%	(56.2)	(2.0)%
Healthcare	1,151.9	7.7%	1,052.9	6.9%	99.0	9.5%
	$14,953.7		$15,290.2		$(336.5)	2.8%
We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Year Ended December 31,
	2019	2018
Food and Beverage	14%	14%
Consumer Products	9%	9%
Pharmaceuticals and Health Care	14%	14%
Financial Services	8%	8%
Technology	7%	8%
Auto	10%	10%
Travel and Entertainment	9%	8%
Telecommunications	6%	5%
Retail	7%	8%
Services	2%	2%
Oil, Gas and Utilities	2%	2%
Not-for-Profit	1%	2%
Government	2%	2%
Education	1%	—%
Other	8%	8%
	100%	100%

Operating Expenses
Operating expenses for 2019 compared to 2018 were (in millions):

	Year Ended December 31,
	2019		2018		2019 vs. 2018
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$14,953.7		$15,290.2		$(336.5)	(2.2)%
Operating Expenses:
Salary and service costs:
Salary and service costs	6,895.2	46.1%	7,127.1	46.6%	(231.9)	(3.3)%
Third-party service costs	4,077.0	27.3%	4,179.0	27.3%	(102.0)	(2.4)%
	10,972.2	73.4%	11,306.1	73.9%	(333.9)	(3.0)%
Occupancy and other costs	1,221.8	8.2%	1,309.6	8.6%	(87.8)	(6.7)%
Net gain on disposition of subsidiaries	—	—%	(178.4)	(1.2)%	178.4
Cost of services	12,194.0		12,437.3		(243.3)
Selling, general and administrative expenses	405.9	2.7%	455.4	3.0%	(49.5)	(10.9)%
Depreciation and amortization	231.5	1.5%	264.0	1.7%	(32.5)	(12.3)%
	12,831.4	85.8%	13,156.7	86.0%	(325.3)	(2.5)%
Operating Profit	$2,122.3	14.2%	$2,133.5	14.0%	$(11.2)	(0.5)%
Operating expenses in 2019 decreased $325.3 million, or 2.5%, year-over-year, primarily as a result of our disposition activity in 2019 and 2018, and the weakening of substantially all foreign currencies against the U.S. Dollar. Operating expenses for 2018 also included a net reduction of $29.0 million, comprised of a $178.4 million reduction for the impact of the net gain on disposition of subsidiaries, partially offset by an increase in operating expenses of $149.4 million for repositioning charges, which included $73.7 million in salary and service costs for incremental severance and $73.5 million in occupancy and other costs for office lease termination and consolidation. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $333.9 million, or 3.0%, in 2019 compared to 2018 due to our disposition activity in 2019 and 2018, as well as the incremental severance charge of $73.7 million recorded in 2018 that did not affect 2019. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $87.8 million, or 6.7%, in 2019 compared to 2018 due to our disposition activity in 2019 and 2018, and the office lease termination and consolidation charge of $73.5 million recorded in 2018 that did not affect 2019. Operating margin increased 0.2% to 14.2% year-over-year and EBITA margin increased 0.2% year-over-year to 14.8%. The net decrease in operating expenses of $29.0 million in 2018 related to the net gain on disposition of subsidiaries partially offset by the charges for the repositioning actions, increased both operating margin and EBITA margin for 2018 by 0.2%. Adjusting for the net decrease of $29.0 million in 2018 in operating expenses, Non-GAAP operating margin for 2019 increased to 14.2% from 13.8% in 2018 and adjusted EBITA margin for 2019 increased to 14.8% from 14.4% in 2018. The year-over-year increase primarily reflects a change in the mix of our business during the current period, including the positive effects following the disposition of underperforming businesses in the current and prior year and our repositioning activity in the third quarter of 2018, as well as our ongoing efforts to manage our cost structure and increase the efficiency of the operations of our agencies.
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
Income Taxes
Our effective tax rate for 2019 increased slightly year-over-year to 26.0% from 25.6% in 2018. The effective tax rate for 2019 includes a reduction of $10.8 million primarily from the net favorable settlement of uncertain tax positions in the second quarter of 2019. The effective tax rate for 2018 reflects a net increase of $3.9 million related to an increase in income tax expense for an adjustment to the provisional amounts related to the Tax Act, substantially offset by the impact of a lower tax rate on the net gain on disposition of subsidiaries.
Net Income and Net Income Per Share - Omnicom Group Inc.
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
The following table reconciles our financial results presented above to the Non-GAAP Financial Measures (in millions, except per share amounts):

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

LIQUIDITY AND CAPITAL RESOURCES
Although we experienced a decrease in our cash flow from operations, we took numerous proactive steps to strengthen our liquidity and financial position that are intended to mitigate the impact of the COVID-19 pandemic on our liquidity. In February 2020, we issued $600 million of the 2.45% Notes. In March 2020, the net proceeds from the issuance of the 2.45% Notes were used to redeem the remaining $600 million principal amount of the 2020 Notes. As a result, we have no notes maturing until May 2022. In April 2020, we issued $600 million of the 4.20% Notes, and we entered into the $400 million 364 Day Credit facility maturing on April 2, 2021. The 364 Day Credit Facility is in addition to our existing $2.5 billion Credit Facility. Additionally, in March 2020, we suspended our share repurchase activity.
Cash Sources and Requirements
Our primary liquidity sources are our operating cash flow and cash and cash equivalents. Additional liquidity sources include our $2.5 billion Credit Facility maturing on February 14, 2025, the $400 million 364 Day Credit Facility maturing on April 2, 2021, the uncommitted credit lines aggregating $1.1 billion, the ability to issue up to $2 billion of commercial paper and access the capital markets. Our liquidity funds our non-discretionary cash requirements and our discretionary spending.
Borrowings under our credit facilities may use LIBOR as the benchmark interest rate. The LIBOR benchmark rate is expected to be phased out by the end of June 2023. We do not expect that the discontinuation of the LIBOR rate will have a material impact on our liquidity or results of operations.
Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our long-term debt (principal and interest payments), recurring business operations, primarily related to lease obligations, and contingent purchase price obligations (earn-outs) from acquisitions. Our principal discretionary cash spending includes dividend payments to common shareholders, capital expenditures, strategic acquisitions and repurchases of our common stock. Our typical working capital cycle results in a short-term borrowing requirement that normally peaks during the second quarter of the year due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations.
Cash and cash equivalents increased $1,294.8 million from December 31, 2019. The components of the increase, including the net increase from our refinancing activities, were (in millions):

Sources
Cash flow from operations		$1,724.6
Less: Increase in operating capital		(30.9)
Principal cash sources		1,693.7
Uses
Capital expenditures	$(75.4)
Dividends paid to common shareholders	(562.7)
Dividends paid to noncontrolling interest shareholders	(95.5)
Acquisition payments, including payment of contingent purchase price obligations and acquisition of additional noncontrolling interests, net of proceeds from sale of investments	(117.4)
Repurchases of common stock, net of proceeds from stock plans	(217.9)
Principal cash uses		(1,068.9)
Principal cash sources in excess of principal cash uses		624.8
Effect of foreign exchange rate changes on cash and cash equivalents		114.7
Other net financing and investing activities		524.4
Increase in operating capital		30.9
Increase in cash and cash equivalents		$1,294.8
Principal cash sources and principal cash uses are Non-GAAP liquidity measures. These amounts exclude changes in working capital and other investing and financing activities, including commercial paper issuances and redemptions used to fund working capital changes. This presentation reflects the metrics used by us to assess our sources and uses of cash and was derived from our consolidated statement of cash flows. We believe that this presentation is meaningful to understand the primary sources and uses of our cash flow and the effect on our cash and cash equivalents. Non-GAAP liquidity measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP liquidity measures as reported by us may not be comparable to similarly titled amounts reported by other companies. Additional information regarding our cash flows can be found in our consolidated financial statements.

At December 31, 2020, we have the following contractual obligations:
•Principal payments on long-term debt of $5.8 billion, of which $1.25 billion is due in 2022 and $750 million in due in 2024 (see Note 7 to the consolidated financial statements). Depending on the conditions in the credit markets we may refinance this debt, or we may use cash from operations, including temporally accessing our Credit Facility, to repay this debt.
•Interest payments on long-term debt due within the next five years aggregate $684.1 million, of which $176.4 million is payable in 2021.
•The liability for minimum lease payments for operating leases and finance leases due within the next five years aggregate $1.2 billion, of which $363.5 million is due in 2021 (see Note 16 to the consolidated financial statements).
•At December 31, 2020, the obligation for our defined benefit pension plans was $309.3 million and the liability for our postemployment arrangements was $164.6 million. In 2020, we contributed $9.1 million to our defined benefit plans and paid $8.7 million for our postemployment arrangements. We do not expect these payments to increase significantly in 2021 (see Note 12 to the consolidated financial statements).
•The liability of contingent purchase price payments (earn-outs) at December 31, 2020, was $71.9 million, of which $32.1 million is payable in 2021 (see Note 5 to the consolidated financial statements).
•The liability for the transition tax on accumulated foreign earnings due in the next five years is $105.6 million, of which $11.6 million is payable in 2021 (see Note 11 to the consolidated financial statements).
Based on past performance and current expectations, we believe that our operating cash flow will be sufficient to meet our non-discretionary cash requirements for the next twelve months.
Cash Management
Our regional treasury centers in North America, Europe and Asia manage our cash and liquidity. Each day, operations with excess funds invest those funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. Treasury centers with excess cash invest on a short-term basis with third parties, generally with maturities ranging from overnight to less than 90 days. Certain treasury centers have notional pooling arrangements that are used to manage their cash and set-off foreign exchange imbalances. The arrangements require each treasury center to have its own notional pool account and to maintain a notional positive account balance. Additionally, under the terms of the arrangement, set-off of foreign exchange positions are limited to the long and short positions within their own account. To the extent that our treasury centers require liquidity, they have the ability to issue up to a total of $2 billion of U.S. Dollar-denominated commercial paper or borrow under the Credit Facility, 364 Day Credit Facility, or the uncommitted credit lines. This process enables us to manage our debt more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate imbalances. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines. We have a policy governing counterparty credit risk with financial institutions that hold our cash and cash equivalents and we have deposit limits for each institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of institutions that are party to the Credit Facility. These institutions generally have credit ratings equal to or better than our credit ratings. In countries where we do not conduct treasury operations, all cash and cash equivalents are held by counterparties that meet specific minimum credit standards.
At December 31, 2020, our foreign subsidiaries held approximately $2.3 billion of our total cash and cash equivalents of $5.6 billion. Most of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
At December 31, 2020, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments decreased $624.4 million as compared to December 31, 2019. The decrease in net debt primarily resulted from the excess of principal cash sources over principal cash uses of $624.8 million.
The components of net debt were (in millions):

	December 31,
	2020	2019
Short-term debt	$3.9	$10.1
Long-term debt, including current portion	5,807.3	5,134.3
Total debt	5,811.2	5,144.4
Cash and cash equivalents and short-term investments	5,600.5	4,309.3
Net debt	$210.7	$835.1

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
Debt Instruments and Related Covenants
On February 19, 2020, we issued $600 million of the 2.45% Notes. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $592.6 million and were used to redeem the remaining $600 million principal amount of the 2020 Notes on March 23, 2020. In connection with the redemption, we recorded a loss on extinguishment of $7.7 million in interest expense. Following the redemption, there were no 2020 Notes outstanding.
On April 1, 2020, in response to the potential effects on market liquidity arising from the COVID-19 pandemic, we issued $600 million of the 4.20% Notes. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $592.5 million and were used for general corporate purposes, which included working capital expenditures, fixed asset expenditures and repayment of commercial paper and short-term debt.
The 2.45% Notes and the 4.20% Notes are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under the senior notes due 2022, 2024 and 2026. These notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans or advances. Such notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and OCI have, jointly and severally, fully and unconditionally guaranteed OFHP’s obligations with respect to the Euro denominated notes due 2027 and 2031. OFHP’s assets consist of its investments in several wholly owned finance companies that function as treasury centers that provide funding for various operating companies in Europe, Brazil, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom, OCI or OFHP to obtain funds from their subsidiaries through dividends, loans or advances. The Euro denominated notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFHP and each of Omnicom and OCI, respectively.
The Credit Facility and the 364 Day Credit Facility each contain a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. On October 26, 2020, we amended the Credit Facility and the 364 Day Credit Facility to provide additional flexibility with respect to the Leverage Ratio covenant. The amendments increase the maximum Leverage Ratio to 4.0 times through December 31, 2021 for the Credit Agreement and to 4.0 times through the maturity for the 364 Day Credit Facility. At December 31, 2020, we were in compliance with these covenants as our Leverage Ratio was 3.0 times. The Credit Facility and the 364 Day Credit Facility do not limit our ability to declare or pay dividends or repurchase our common stock.
At December 31, 2020, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. Our long-term debt, Credit Facility and the 364 Day Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
Credit Markets and Availability of Credit
In light of the uncertainty of future economic conditions, we will continue to take actions available to us to respond to changing economic conditions, and we will continue to actively manage our discretionary expenditures. We have not repurchased any of our common stock since March 13, 2020, and we do not plan to resume our repurchases until we believe economic conditions have begun to stabilize. We will continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to the availability of our Credit Facility and 364 Day Credit Facility, are sufficient to fund our near-term working capital needs and our discretionary spending. For additional information about our credit facilities, see Note 7 to the consolidated financial statements.

We have typically funded our day-to-day liquidity by issuing commercial paper. In the third and fourth quarters of 2020, we reduced our commercial paper issuances as compared to the prior year period primarily as a result of the issuance of the 4.20% Notes in April 2020. In 2019, we issued short-term debt in a private placement to reduce our commercial paper issuances. This short-term debt was redeemed in the third quarter of 2019. Additional liquidity sources include our Credit Facility, 364 Day Credit Facility or the uncommitted credit lines. At December 31, 2020, there were no outstanding commercial paper issuances or borrowings under the Credit Facility, the 364 Day Credit Facility or the uncommitted credit lines.
Commercial paper activity was (dollars in millions):

	Year Ended December 31,
	2020	2019	2018
Average amount outstanding during the year	$50.1	$272.3	$411.7
Maximum amount outstanding during the year	$401.2	$825.0	$1,218.7
Average days outstanding	4.6	4.0	5.7
Weighted average interest rate	1.52%	2.40%	2.19%
We expect to continue issuing commercial paper to fund our day-to-day liquidity. However, disruptions in the credit markets may lead to periods of illiquidity in the commercial paper market and higher credit spreads. To mitigate any disruption in the credit markets and to fund our liquidity, we may borrow under the Credit Facility, 364 Day Credit Facility or the uncommitted credit lines or access the capital markets if favorable conditions exist. We will continue to monitor closely our liquidity and conditions in the credit markets. We cannot predict with any certainty the impact on us of any disruptions in the credit markets. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements. Such additional financing may not be available on favorable terms, or at all.
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
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivatives. We periodically determine the potential loss from market risk on our derivatives by performing a value-at-risk, or VaR, analysis. VaR is a statistical model that uses historical currency exchange rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2020 was not significant.
Foreign Currency Exchange Risk
In 2020, our international operations represented approximately 45% of our revenue. Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expenses of our foreign operations are denominated in the same local currency, the economic impact on operating margin is minimized. The effects of foreign currency exchange transactions on our results of operations are discussed in Note 2 to the consolidated financial statements.
We operate in all major international markets including the Euro Zone, the U.K., Australia, Brazil, Canada, China and Japan. Our agencies transact business in more than 50 different currencies. As an integral part of our global treasury operations, we centralize our cash and use notional multicurrency pools to manage the foreign currency exchange risk that arises from imbalances between subsidiaries and their respective treasury centers. In addition, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward foreign exchange contracts. To manage this risk, at December 31, 2020 and 2019, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $169.6 million and $284.2 million, respectively. At December 31, 2020 and 2019, the net fair value of the forward foreign contracts was not material (see Note 20 to the consolidated financial statements).
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

Interest Rate Risk
We may use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. At December 31, 2020, our long-term debt consists entirely of fixed-rate debt.
Credit Risk
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 3.4% of revenue in 2020. However, during periods of economic downturn, the credit profiles of our clients could change.
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
Item 8. Financial Statements and Supplementary Data
See Item 15, “Exhibits, Financial Statement Schedules.”
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2020, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2020 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2020. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2020, dated February 18, 2021, which is included on page F-2 of this 2020 10-K.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding Executive Officers of the Registrant is included in Part I, Item 1, “Business.” Additional information called for by this Item, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions “Item 1 - Election of Directors,” “Stock Ownership Information” and “Additional Information - Shareholder Proposals and Director Nominations for the 2022 Annual Meeting” in our definitive proxy statement, or Proxy Statement, which is expected to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.
Item 11. Executive Compensation
The information called for by this Item is incorporated herein by reference to the information to be included under the captions “Executive Compensation,” “Item 1 - Election of Directors - Directors' Compensation for Fiscal Year 2020” and “Item 1 - Election of Directors - Board Policies and Processes - Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.
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
Item 14. Principal Accountant Fees and Services
The information called for by this Item is incorporated herein by reference to the information to be included under the caption “Item 3 - Ratification of the Appointment of Independent Auditors - Fees Paid to Independent Auditors” in our Proxy Statement.
PART IV
Item 15. Exhibit and Financial Statement Schedules

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

4.3
Fourth Supplemental Indenture to the 2009 Base Indenture, dated as of July 20, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, (Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-10551) dated July 20, 2012 and incorporated herein by reference).

4.4
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

4.5	Form of 3.625% Notes due 2022 (Exhibit 4.2 to the August 9, 2012 8-K and incorporated herein by reference).
4.6
Base Indenture, dated as of October 29, 2014, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee (“2014 Base Indenture”), (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated October 29, 2014 (“October 29, 2014 8-K”) and incorporated herein by reference).

4.7
First Supplemental Indenture to the 2014 Base Indenture, dated as of October 29, 2014, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with our issuance of $750 million 3.65% Senior Notes due 2024 (Exhibit 4.2 to the October 29, 2014 8-K and incorporated herein by reference).

4.8	Form of 3.65% Notes due 2024 (included in Exhibit 4.2 to the October 29, 2014 8-K and incorporated herein by reference).
4.9
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

4.10	Form of 3.60% Notes due 2026 (included in Exhibit 4.1 to the April 6, 2016 8-K and incorporated herein by reference).
4.11
Base Indenture, dated as of July 8, 2019, among Omnicom Finance Holdings plc, as issuer, Omnicom Group Inc. and Omnicom Capital Inc., as guarantors, and Deutsche Bank Trust Company Americas, as trustee (“2019 Base Indenture”), (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 8, 2019 (“July 8, 2019 8-K”) and incorporated herein by reference).

4.12
First Supplemental Indenture to the 2019 Base Indenture, dated as of July 8, 2019, among Omnicom Finance Holdings plc, as issuer, Omnicom Group Inc. and Omnicom Capital Inc., as guarantors, and Deutsche Bank Trust Company Americas, as trustee, in connection with the issuance of €500 million aggregate principal amount of Senior Notes due 2027 and €500 million aggregate principal amount of Senior Notes due 2031 (Exhibit 4.2 to the July 8, 2019 8-K and incorporated herein by reference).

4.13	Form of 0.80% Notes due 2027 (included in Exhibit 4.2 to the July 8, 2019 8-K and incorporated herein by reference).
4.14	Form of 1.40% Notes due 2031 (included in Exhibit 4.2 to the July 8, 2019 8-K and incorporated herein by reference).
4.15
Base Indenture, dated as of February 21, 2020, among Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) filed on February 21, 2020 ("February 21, 2020 8-K") and incorporated herein by reference).

4.16
First Supplemental Indenture, dated as of February 21, 2020, among Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.2 to the February 21, 2020 8-K and incorporated herein by reference).

4.17	Form of 2.450% Notes due 2030 (Included in Exhibit 4.2 to the February 21, 2020 8-K and incorporated herein by reference).
4.18
Second Supplemental Indenture, dated as of April 1, 2020, among Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) filed on April 1, 2020 (“April 1, 2020 8-K”) and incorporated herein by reference).

4.19	Form of 4.200% Notes due 2030 (Included in Exhibit 4.1 to the April 1, 2020 8-K and incorporated herein by reference).
4.20	Description of Securities (Exhibit 4.17 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2019 and incorporated herein by reference).
10.1
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

10.2
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

10.3
Amendment No. 1 to the Credit Agreement, dated October 26, 2020, to the Second Amended and Restated Five Year Credit Agreement, dated as of February 14, 2020, by and among Omnicom Capital Inc., Omnicom Finance Limited, Omnicom Group Inc., any other subsidiary of Omnicom Group Inc. designated for borrowing privileges, the banks, financial institutions and other institutional lenders party thereto, Citibank, N.A., JPMorgan Chase Bank, N.A., and Wells Fargo Securities, LLC, as lead arrangers and book managers, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents, Bank of America, N.A., BNP Paribas, Barclays Bank PLC, Deutsche Bank Securities Inc. and HSBC Bank USA, National Association, as documentation agents, and Citibank, N.A., as administrative agent for the lenders (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended September 30, 2020 ("September 30, 2020 10-Q") and incorporated herein by reference).

10.4
Amendment No. 1 to the Credit Agreement, dated October 26, 2020, to the 364-Day Credit Agreement, dated as of April 3, 2020, by and among Omnicom Capital Inc., Omnicom Group Inc., the banks, financial institutions and other institutional lenders party thereto, Citibank, N.A., BofA Securities, Inc., Mizuho Bank, Ltd. and U.S. Bank National Association, as joint lead arrangers and joint book managers, Bank of America, N.A., Mizuho Bank, Ltd. and U.S. Bank National Association, as syndication agents, and Citibank, N.A., as administrative agent for the lenders (Exhibit 10.2 to the September 30, 2020 10-Q and incorporated herein by reference).

10.5
Director Compensation and Director Compensation and Deferred Stock Program Stock Program (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended March 31, 2020 ("March 31, 2020 10-Q") and incorporated herein by reference).

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

10.21	Omnicom Group Inc. 2013 Incentive Award Plan (Appendix A to our Proxy Statement (File No. 1-10551) filed on April 11, 2013 and incorporated herein by reference).
10.22	Director Compensation and Deferred Stock Program (Exhibit 10.19 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2016 and incorporated herein by reference).
10.23
Separation Agreement, dated October 12, 2018, by and between Omnicom Capital Inc. and Dennis Hewitt (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) filed on October 18, 2018 and incorporated herein by reference).

10.24	Rochelle Tarlowe employment letter (Exhibit 10.3 to the March 31, 2020 10-Q and incorporated herein by reference).
21	Subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification of Chairman and Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
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

OMNICOM GROUP INC.
February 18, 2021	BY:	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN D. WREN	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2021
John D. Wren

/s/ PHILIP J. ANGELASTRO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2021
Philip J. Angelastro

/s/ ANDREW L. CASTELLANETA	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 18, 2021
Andrew L. Castellaneta

/s/ MARY C. CHOKSI	Director	February 18, 2021
Mary C. Choksi

/s/ LEONARD S. COLEMAN, JR.	Director	February 18, 2021
Leonard S. Coleman, Jr.

/s/ SUSAN S. DENISON	Director	February 18, 2021
Susan S. Denison

/s/ RONNIE S. HAWKINS	Director	February 18, 2021
Ronnie S. Hawkins

/s/ DEBORAH J. KISSIRE	Director	February 18, 2021
Deborah J. Kissire

/s/ GRACIA C. MARTORE	Director	February 18, 2021
Gracia C. Martore

/s/ LINDA JOHNSON RICE	Director	February 18, 2021
Linda Johnson Rice

/s/ VALERIE M. WILLIAMS	Director	February 18, 2021
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
Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Management, with the participation of our Chief Executive Officer, or CEO, Chief Financial Officer, or CFO, and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2020. There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2020, dated February 18, 2021.
The Board of Directors of Omnicom has an Audit Committee comprised of four independent directors. The Audit Committee meets periodically with financial management, Internal Audit and the independent auditors to review accounting, control, audit and financial reporting matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Omnicom Group Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 16 to the consolidated financial statements, the Company has changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the sufficiency of audit evidence over revenue recognition
As discussed in Note 3 to the consolidated financial statements, the Company provides an extensive range of advertising, marketing and corporate communication services through its branded networks and agencies, which operate in all major markets throughout the Americas, EMEA and Asia Pacific regions. Consolidated revenues across all disciplines and global economic markets was $13,171.1 million for the year-ended December 31, 2020.
We identified the evaluation of the sufficiency of audit evidence over revenue recognition as a critical audit matter. Revenue is recognized from contracts with customers that are based on statements of work which are typically separately negotiated with the client at a local agency level and local agencies execute tens of thousands of contracts per year. Evaluating the sufficiency of audit evidence obtained required a high degree of auditor judgment because of the volume of contracts entered into across the branded networks and agencies for which revenue was recorded. This included selecting the locations where testing would be performed and the supervision and review of procedures performed at those locations.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the scope of agencies at which we performed audit procedures and the nature and extent of the procedures performed at each location. At each agency where procedures over revenue were performed, we (1) evaluated the design and tested the operating effectiveness of certain internal controls over revenue recognition, including controls to check that local agencies recorded revenue in accordance with the Company’s accounting policies and billings were recorded and presented in accordance with client agreements, (2) examined a selection of contracts and assessed that the Company’s accounting policies were applied consistently and accurately, and (3) assessed the recording of revenue by selecting certain transactions and comparing the amounts recognized for consistency with the underlying documentation including contracts with customers. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed over revenue recognition.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
New York, New York
February 18, 2021

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$5,600.5	$4,305.7
Short-term investments, at cost	—	3.6
Accounts receivable, net of allowance for doubtful accounts of $30.4 and $21.5	7,813.4	7,829.0
Work in process	1,101.2	1,257.6
Other current assets	1,075.0	1,188.8
Total Current Assets	15,590.1	14,584.7
Property and Equipment at cost, less accumulated depreciation of $1,156.7 and $1,142.8	585.2	663.4
Operating Lease Right-Of-Use Assets	1,223.4	1,398.3
Equity Method Investments	85.3	106.8
Goodwill	9,609.7	9,440.5
Intangible Assets, net of accumulated amortization of $817.2 and $759.2	298.5	338.2
Other Assets	255.0	251.5
TOTAL ASSETS	$27,647.2	$26,783.4
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$11,513.0	$11,768.4
Customer advances	1,361.3	1,215.3
Current portion of debt	—	602.4
Short-term debt	3.9	10.1
Taxes payable	244.5	252.8
Other current liabilities	2,402.4	2,131.9
Total Current Liabilities	15,525.1	15,980.9
Long-Term Liabilities	970.7	1,006.8
Long-Term Liability - Operating Leases	1,114.0	1,274.7
Long-Term Debt	5,807.3	4,531.9
Deferred Tax Liabilities	443.5	408.1
Commitments and Contingent Liabilities (Note 18)
Temporary Equity - Redeemable Noncontrolling Interests	209.7	207.3
Equity:
Shareholders’ Equity:
Preferred stock, $1.00 par value, 7.5 million shares authorized, none issued	—	—
Common stock, $0.15 par value, 1.0 billion shares authorized, 297.2 million shares issued, 215.0 million and 217.1 million shares outstanding	44.6	44.6
Additional paid-in capital	747.8	760.9
Retained earnings	8,190.6	7,806.3
Accumulated other comprehensive income (loss)	(1,213.8)	(1,197.6)
Treasury stock, at cost, 82.2 million and 80.1 million shares	(4,684.8)	(4,560.3)
Total Shareholders’ Equity	3,084.4	2,853.9
Noncontrolling interests	492.5	519.8
Total Equity	3,576.9	3,373.7
TOTAL LIABILITIES AND EQUITY	$27,647.2	$26,783.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$13,171.1	$14,953.7	$15,290.2
Operating Expenses:
Salary and service costs	9,572.8	10,972.2	11,306.1
Occupancy and other costs	1,138.5	1,221.8	1,309.6
COVID-19 repositioning costs	277.9	—	—
Net gain on disposition of subsidiaries	—	—	(178.4)
Cost of services	10,989.2	12,194.0	12,437.3
Selling, general and administrative expenses	360.5	405.9	455.4
Depreciation and amortization	222.6	231.5	264.0
	11,572.3	12,831.4	13,156.7
Operating Profit	1,598.8	2,122.3	2,133.5
Interest Expense	221.8	244.3	266.4
Interest Income	32.3	60.3	57.2
Income Before Income Taxes and Income (Loss) From Equity Method Investments	1,409.3	1,938.3	1,924.3
Income Tax Expense	381.7	504.4	492.7
Income (Loss) From Equity Method Investments	(6.8)	2.0	8.9
Net Income	1,020.8	1,435.9	1,440.5
Net Income Attributed To Noncontrolling Interests	75.4	96.8	114.1
Net Income - Omnicom Group Inc.	$945.4	$1,339.1	$1,326.4

Net Income Per Share - Omnicom Group Inc.:
Basic	$4.38	$6.09	$5.85
Diluted	$4.37	$6.06	$5.83

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net Income	$1,020.8	$1,435.9	$1,440.5
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	5.5	5.5	5.6
Income tax effect	(1.6)	(1.6)	(1.6)
	3.9	3.9	4.0
Defined benefit pension plans and postemployment arrangements:
Unrecognized actuarial gains (losses) and prior service cost for the period	(29.5)	(45.5)	10.4
Amortization of prior service cost and actuarial losses	13.9	8.7	16.6
Income tax effect	4.5	10.7	(7.9)
	(11.1)	(26.1)	19.1
Available-for-sale securities:
Reclassification	—	—	0.3

Foreign currency translation adjustment	(5.0)	74.9	(319.1)

Other Comprehensive Income (Loss)	(12.2)	52.7	(295.7)

Comprehensive Income	1,008.6	1,488.6	1,144.8
Comprehensive Income Attributed To Noncontrolling Interests	79.5	96.3	83.9
Comprehensive Income - Omnicom Group Inc.	$929.1	$1,392.3	$1,060.9

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Common Stock, shares	297.2	297.2	297.2

Common Stock, par value	$44.6	$44.6	$44.6
Additional Paid-in Capital:
Beginning balance	760.9	728.8	828.3
Acquisition of noncontrolling interests	5.7	(22.3)	(39.7)
Change in temporary equity	3.3	38.2	(71.1)
Share-based compensation	71.0	72.5	70.5
Stock issued, share-based compensation	(93.1)	(56.3)	(59.2)
Ending balance	747.8	760.9	728.8
Retained Earnings:
Beginning balance	7,806.3	7,016.1	6,210.6
Cumulative effect of accounting changes	—	22.3	23.6
Net income	945.4	1,339.1	1,326.4
Common stock dividends declared	(561.1)	(571.2)	(544.5)
Ending balance	8,190.6	7,806.3	7,016.1
Accumulated Other Comprehensive Income (Loss):
Beginning balance	(1,197.6)	(1,228.5)	(963.0)
Cumulative effect of accounting changes	—	(22.3)	—
Other comprehensive income (loss)	(16.2)	53.2	(265.5)
Ending balance	(1,213.8)	(1,197.6)	(1,228.5)
Treasury Stock:
Beginning balance	(4,560.3)	(4,013.9)	(3,505.4)
Stock issued, share-based compensation	97.5	63.8	72.8
Common stock repurchased	(222.0)	(610.2)	(581.3)
Ending balance	(4,684.8)	(4,560.3)	(4,013.9)
Shareholders’ Equity	3,084.4	2,853.9	2,547.1
Noncontrolling Interests:
Beginning balance	519.8	559.8	537.1
Cumulative effect of accounting changes	—	—	0.4
Net income	75.4	96.8	114.1
Other comprehensive income (loss)	4.1	(0.5)	(30.2)
Dividends to noncontrolling interests	(95.5)	(97.3)	(134.9)
Acquisition of noncontrolling interests	(42.0)	(54.4)	(42.3)
Increase in noncontrolling interests from business combinations	30.7	15.4	115.6
Ending balance	492.5	519.8	559.8
Total Equity	$3,576.9	$3,373.7	$3,106.9

Dividends Declared Per Common Share	$2.60	$2.60	$2.40

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$1,020.8	$1,435.9	$1,440.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of right-of-use assets	139.5	147.7	161.5
Amortization of intangible assets	83.1	83.8	102.5
Amortization of net deferred gain on interest rate swaps	(8.1)	(14.8)	(12.9)
Share-based compensation	70.8	72.5	70.5
COVID-19 repositioning costs	277.9	—	—
Net gain from disposition of subsidiaries	—	—	(178.4)
Impact of Tax Act	—	—	28.9
Other, net	109.7	5.8	29.2
Increase in operating capital	30.9	125.1	80.5
Net Cash Provided By Operating Activities	1,724.6	1,856.0	1,722.3
Cash Flows from Investing Activities:
Capital expenditures	(75.4)	(102.2)	(195.7)
Acquisition of businesses and interests in affiliates, net of cash acquired	(67.1)	(10.0)	(350.4)
Proceeds from disposition of subsidiaries	3.2	79.4	308.4
Proceeds from sale of investments and other	3.2	1.9	15.9
Net Cash Used In Investing Activities	(136.1)	(30.9)	(221.8)
Cash Flows from Financing Activities:
Proceeds from borrowings	1,186.6	1,112.4	—
Repayment of debt	(600.0)	(900.0)	—
Change in short-term debt	(5.6)	2.0	—
Dividends paid to common shareholders	(562.7)	(564.3)	(548.5)
Repurchases of common stock	(222.0)	(610.2)	(581.3)
Proceeds from stock plans	4.1	6.5	13.0
Acquisition of additional noncontrolling interests	(22.3)	(51.4)	(43.6)
Dividends paid to noncontrolling interest shareholders	(95.5)	(97.3)	(134.9)
Payment of contingent purchase price obligations	(31.2)	(64.6)	(99.0)
Other, net	(59.8)	(55.1)	(46.8)
Net Cash Used In Financing Activities	(408.4)	(1,222.0)	(1,441.1)
Effect of foreign exchange rate changes on cash and cash equivalents	114.7	50.2	(203.0)
Net Increase (Decrease) in Cash and Cash Equivalents	1,294.8	653.3	(143.6)
Cash and Cash Equivalents at the Beginning of Year	4,305.7	3,652.4	3,796.0
Cash and Cash Equivalents at the End of Year	$5,600.5	$4,305.7	$3,652.4

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
Risks and Uncertainties
Impact of the COVID-19 Pandemic on our Business
In 2020, the COVID-19 pandemic negatively impacted our business and results of operations. Efforts to mitigate the impact of the pandemic, including government actions to restrict travel, limit public gatherings, shelter-in-place orders and mandatory closures of businesses, resulted in many of our clients reducing or suspending their spending for our advertising, marketing and corporate communication services. As a result, for the year ended December 31, 2020, revenue decreased $1,782.6 million, or 11.9%, compared to 2019, primarily due to the impact of the COVID-19 pandemic. The impact of the COVID-19 pandemic on our revenue has been, and may continue to be, material, depending on several factors, including the potential for prolonged or additional governmental actions to mitigate the effects of the pandemic in the near-term, and the intermediate and long-term impact on marketers' spending plans.
In response to the impact of the COVID-19 pandemic, in the second quarter of 2020, we took actions to align our cost structure and reduce our workforce and facility requirements and continued the review of businesses for disposal and assets for impairment. As a result, we recorded a pre-tax charge of $277.9 million, which is comprised of incremental severance of $150.0 million, real estate operating lease right-of-use, or ROU, asset and other asset impairment charges of $55.8 million, other exit costs of $47.0 million and dispositions and other charges of $25.1 million.
In addition, during 2020 we reduced salary and service costs by $162.6 million related to reimbursements and tax credits under government programs in several countries, including the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, in the United States, the Kurzarbeit program in Germany, and other government reimbursement programs in the U.K., France, Canada and other jurisdictions.
The COVID-19 pandemic negatively impacted most of our clients' businesses. As a result, clients have cut costs, including postponing or reducing marketing communication expenditures. While certain industries such as healthcare and pharmaceuticals, technology and telecommunications, financial services and consumer products have been less affected, as long as the COVID-19 pandemic remains a threat, global economic conditions continue to be volatile and such uncertainty cuts across all clients, industries and geographies. Overall, while we have a diversified portfolio of service offerings, clients and geographies, demand for our services can be expected to continue to be adversely affected as marketers reduce expenditures in the short term due to the uncertain impact of the pandemic on the global economy. We expect global economic performance and our performance to vary by geography until the impact of the COVID-19 pandemic on the global economy moderates.
Although we have experienced a decrease in our cash flow from operating activities, we took numerous proactive steps to strengthen our liquidity and financial position that are intended to mitigate the potential impact of the COVID-19 pandemic on our liquidity. In February 2020, we issued $600 million 2.45% Senior Notes due April 30, 2030, or the 2.45% Notes. In March 2020, the net proceeds from the issuance of the 2.45% Notes were used to redeem the remaining $600 million principal amount of our 4.45% Senior Notes due August 15, 2020, or the 2020 Notes. As a result, we have no notes maturing until May 2022. In April 2020, we issued $600 million of 4.20% Senior Notes due June 1, 2030, or the 4.20% Notes, and we entered into a new $400 million 364 day revolving credit facility, or the 364 Day Credit Facility. The 364 Day Credit Facility is in addition to our existing $2.5 billion multi-currency revolving credit facility, or Credit Facility, which we extended to mature in February 2025. In addition, in March 2020, we suspended our share repurchase activity.
The impact on the global economy and resulting decline in the price of our common stock was determined to be a trigger event in the first quarter of 2020 that required us to perform a review of our long-lived assets for impairment, primarily related to goodwill, amortizable intangible assets and equity method investments. We updated our review in June 2020, and the result of the review of intangible assets and goodwill is discussed in Note 5. In the second quarter of 2020, we disposed of one of our equity method investments and recognized a non-cash after-tax charge of $3.9 million. In the fourth quarter of 2020 we recorded asset impairment charges of $55.8 million associated with underperforming assets, which is included in salary and service costs.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The impact of these actions on operating profit and income (loss) from equity method investments was (in millions):

	Increase (Decrease)
	Operating Profit	Income (Loss) from Equity Method Investments
COVID-19 repositioning costs	$(277.9)
Impairment charges - underperforming assets	(55.8)
Impairment charge - equity method investment		$(3.9)
Reimbursements and tax credits under government programs	162.6
	$(171.1)	$(3.9)
Accounting Changes
Adoption of ASU 2016-13
On January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which changes the impairment model for most financial assets, including accounts receivable. The new model uses a forward-looking expected loss method. Historically, the credit loss experience on our client billings has not resulted in material bad debt expense. Accordingly, the adoption of ASU 2016-13 did not have a significant impact on our financial position, or on our results of operations.
As a result of the adoption of ASU 2016-13, we changed our accounting policy for allowance for doubtful accounts as follows: We maintain an allowance for doubtful accounts related to potential losses that could arise due to our customers' inability to make required payments. This allowance requires management to apply judgment in deriving the estimated reserve. In connection with the estimate of our allowance, we perform ongoing credit evaluations of our customers’ financial condition, including information related to their credit ratings obtained from independent third-party firms. If, as a result, we become aware that additional reserves may be necessary, we perform additional analysis including, but not limited to, factors such as a customer’s creditworthiness, intent and ability to pay and overall financial position. If the data we use to calculate the allowance for doubtful accounts does not timely reflect the future ability to collect outstanding receivables, including the effects of the COVID-19 pandemic on our clients' credit, additional provisions for doubtful accounts may be needed and our results of operations could be affected. For 2020, we recorded bad debt expense of $23.5 million and increased our allowance for doubtful accounts to $30.4 million.
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
Performance Obligations. In substantially all our disciplines, the performance obligation is to provide advisory and consulting services at an agreed-upon level of effort to accomplish the specified engagement. Our client contracts are comprised of diverse arrangements involving fees based on any one or a combination of the following: an agreed fee or rate per hour for the level of effort expended by our employees; commissions based on the client’s spending for media purchased from third parties; qualitative or quantitative incentive provisions specified in the contract; and reimbursement for third-party costs that we are required to include in revenue when we control the vendor services related to these costs and we act as principal. The transaction price of a contract is allocated to each distinct performance obligation based on its relative stand-alone selling price and is recognized as revenue when, or as, the customer receives the benefit of the performance obligation. Clients typically receive and consume the benefit of our services as they are performed. Substantially all our client contracts provide that we are compensated for services performed to date and allow for cancellation by either party on short notice, typically 90 days, without penalty.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Generally, our short-term contracts, which normally take 30 to 90 days to complete, are performed by a single agency and consist of a single performance obligation. As a result, we do not consider the underlying services as separate or distinct performance obligations because our services are highly interrelated, occur in close proximity, and the integration of the various components of a marketing message is essential to overall service. In certain of our long-term client contracts, which have a term of up to one year, the performance obligation is a stand-ready obligation, because we provide a constant level of similar services over the term of the contract. In other long-term contracts, when our services are not a stand-ready obligation, we consider our services distinct performance obligations and allocate the transaction price to each separate performance obligation based on its stand-alone selling price, including contracts for strategic media planning and buying services, which are considered to be multiple performance obligations, and we allocate the transaction price to each distinct service based on the staffing plan and the stand-alone selling price. In substantially all of our creative services contracts, we have distinct performance obligations for our services, including certain creative services contracts where we act as an agent and arrange, at the client’s direction, for third parties to perform studio production efforts.
Revenue Recognition Methods. A substantial portion of our revenue is recognized over time, as the services are performed, because the client receives and consumes the benefit of our performance throughout the contract period, or we create an asset with no alternative use and are contractually entitled to payment for our performance to date in the event the client terminates the contract for convenience. For these client contracts, other than when we have a stand-ready obligation to perform services, revenue is recognized over time using input measures that correspond to the level of staff effort expended to satisfy the performance obligation on a rate per hour or equivalent basis. For client contracts when we have a stand-ready obligation to perform services on an ongoing basis over the life of the contract, typically for periods up to one year, where the scope of these arrangements is broad and there are no significant gaps in performing the services, we recognize revenue using a time-based measure resulting in a straight-line revenue recognition. From time to time, there may be changes in the client service requirements during the term of a contract and the changes could be significant. These changes are typically negotiated as new contracts covering the additional requirements and the associated costs, as well as additional fees for the incremental work to be performed.
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
Principal vs. Agent. In substantially all our businesses, we incur third-party costs on behalf of clients, including direct costs and incidental, or out-of-pocket costs. Third-party direct costs incurred in connection with the creation and delivery of advertising or marketing communication services include, among others: purchased media, studio production services, specialized talent, including artists and other freelance labor, event marketing supplies, materials and services, promotional items, market research and third-party data and other related expenditures. Out-of-pocket costs include, among others: transportation, hotel, meals and telecommunication charges incurred by us in the course of providing our services. Billings related to out-of-pocket costs are included in revenue since we control the goods or services prior to delivery to the client.
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
In certain businesses we may act as principal when contracting for third-party services on behalf of our clients. In our events business and most of our CRM Execution & Support businesses, including field marketing and certain specialty marketing businesses, we act as principal because we control the specified goods or services before they are transferred to the client and we are responsible for providing the specified goods or services, or we are responsible for directing and integrating third-party vendors to fulfill our performance obligation at the agreed upon contractual price. In such arrangements, we also take pricing risk under the terms of the client contract. In certain specialty media buying businesses, we act as principal when we control the buying process for the purchase of the media and contract directly with the media vendor. In these arrangements, we assume the pricing risk under the terms of the client contract. When we act as principal, we include billable amounts related to third-party costs in the transaction price and record revenue over time at the gross amount billed, including out-of-pocket costs, consistent with the manner that we recognize revenue for the underlying services contract. However, in media buying contracts where we act as principal, we recognize revenue at a point in time, typically when the media is run, including when it is not subject to cancellation by the client or media vendor.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Variable Consideration. Some of our client arrangements include variable consideration provisions, which include performance incentives, tiered commission structures and vendor rebates in certain markets outside of the United States. Variable consideration is estimated and included in total consideration at contract inception based on either the expected value method or the most likely outcome method. These estimates are based on historical award experience, anticipated performance and other factors known at the time. Performance incentives are typically recognized in revenue over time. Variable consideration for our media businesses in certain international markets includes rebate revenue and is recognized when it is probable that the media will be run, including when it is not subject to cancellation by the client. In addition, when we receive rebates or credits from vendors for transactions entered into on behalf of clients, they are remitted to the clients in accordance with contractual requirements or retained by us based on the terms of the client contract or local law. Amounts passed on to clients are recorded as a liability and amounts retained by us are recorded as revenue when earned, typically when the media is run.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Based on the results of the annual impairment test, we concluded that at June 30, 2020 and 2019 goodwill was not impaired because either the fair value of each reporting unit was substantially in excess of its respective net book value, or for reporting units with a negative book value, fair value of assets exceeds total assets. Subsequent to the annual impairment test of goodwill at June 30, 2020, there have been no events or circumstances that triggered the need for an interim impairment test.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency Translation and Transactions. Substantially all of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities are translated into U.S. Dollars at the exchange rate on the balance sheet date and revenue and expenses are translated at the average exchange rate for the period. Translation adjustments are recorded in accumulated other comprehensive income. Net foreign currency transaction gains and losses are recorded in results of operations. In 2020 and 2019, we recorded losses of $4.8 million and $11.2 million, respectively, and in 2018, we recorded gains of $2.1 million.
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
Interest and penalties related to tax positions taken in our tax returns are recorded in income tax expense. We record a liability for uncertain tax positions that reflects the treatment of certain tax positions taken in our tax returns, or planned to be taken in future tax returns, which have not been reflected in income tax expense. Until these positions are sustained by the taxing authorities or the statute of limitations concerning such issues lapses, we do not generally recognize the tax benefits resulting from such positions.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Concentration of Credit Risk. We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every industry sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 3.4% of revenue in 2020.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Revenue by discipline was (in millions):

	Year Ended December 31,
	2020	2019	2018
Advertising	$7,369.0	$8,483.8	$8,281.0
CRM Consumer Experience	2,175.7	2,577.9	2,629.6
CRM Execution & Support	1,133.5	1,361.2	1,891.6
Public Relations	1,301.8	1,378.9	1,435.1
Healthcare	1,191.1	1,151.9	1,052.9
	$13,171.1	$14,953.7	$15,290.2
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue (see Note 1).
Revenue in our principal geographic markets was (in millions):

	Year Ended December 31,
	2020	2019	2018
Americas:
North America	$7,577.1	$8,478.8	$8,442.5
Latin America	275.4	403.4	457.5
EMEA:
Europe	3,607.7	4,107.4	4,375.4
Middle East and Africa	207.2	314.6	304.4
Asia-Pacific	1,503.7	1,649.5	1,710.4
	$13,171.1	$14,953.7	$15,290.2
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States in 2020 and 2019 was $7,186.1 million and $8,033.0 million, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract assets and liabilities
Work in process includes contract assets, unbilled fees and costs, and media and production costs. Contract liabilities primarily consist of customer advances. Work in process and contract liabilities were (in millions):

	December 31,
	2020	2019
Work in process:
Contract assets and unbilled fees and costs	$501.1	$689.2
Media and production costs	600.1	568.4
	$1,101.2	$1,257.6
Contract liabilities:
Customer advances	$1,361.3	$1,215.3
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
4. Net Income per Share
The computations of basic and diluted net income per share were (in millions, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net income available for common shares:
Net income - Omnicom Group Inc.	$945.4	$1,339.1	$1,326.4
Weighted average shares:
Basic	215.6	219.8	226.6
Dilutive stock options and restricted shares	0.6	1.1	1.0
Diluted	216.2	220.9	227.6

Anti-dilutive stock options and restricted shares	0.8	—	1.0
Net income per share - Omnicom Group Inc.:
Basic	$4.38	$6.09	$5.85
Diluted	$4.37	$6.06	$5.83

5. Business Combinations
Acquisitions completed in 2020 increased goodwill $82.4 million. In addition, during 2020, we acquired additional equity interests in certain majority owned subsidiaries, which are accounted for as equity transactions, and no additional goodwill was recorded. None of the acquisitions in 2020, either individually or in the aggregate, was material to our results of operations or financial position.
The evaluation of potential acquisitions is based on various factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings, as well as our experience and judgment. Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our strategic business platforms and agency brands, through the expansion of their geographic area or their service capabilities to better serve our clients. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are derived using the performance of the acquired company and are based on predetermined formulas. At December 31, 2020 and 2019, contingent purchase price obligations were $71.9 million and $107.7 million, respectively, of which $32.1 million and $29.5 million, respectively, are included in other current liabilities.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
6. Goodwill and Intangible Assets
Goodwill and intangible assets were (in millions):

	December 31,
	2020			2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$10,141.6	$(531.9)	$9,609.7	$9,957.5	$(517.0)	$9,440.5
Intangible assets:
Purchased and internally developed software	$377.6	$(307.0)	$70.6	$350.7	$(288.5)	$62.2
Customer related and other	738.1	(510.2)	227.9	746.7	(470.7)	276.0
	$1,115.7	$(817.2)	$298.5	$1,097.4	$(759.2)	$338.2

Changes in goodwill were (in millions):

	Year Ended December 31,
	2020	2019
January 1	$9,440.5	$9,384.3
Acquisitions	50.8	5.5
Noncontrolling interests in acquired businesses	31.6	17.2
Contingent purchase price obligations of acquired businesses	—	24.7
Dispositions	(18.8)	(19.1)
Foreign currency translation	105.6	27.9
December 31	$9,609.7	$9,440.5
The decline in our stock price at the onset of the COVID-19 pandemic in March 2020 was determined to be a trigger event requiring us to perform an impairment review of our goodwill. We concluded our goodwill was not impaired. At June 30, 2020, we updated our first quarter 2020 assessment and performed our annual goodwill impairment test. Our assumptions reflect the economic conditions in light of the impact of the COVID-19 pandemic on our business, including downward adjustment to our revenue and earnings assumptions, reducing our long-term growth rate to 3.0%, compared to 3.5% in the prior year, increasing the weighted average cost of capital, or WACC, for each reporting unit to between 10.6% and 10.8%, compared to between 10.1% and 10.6% in the prior year, and limiting our estimate of our equity value to reflect the decline in our share price that occurred during the first half of 2020. In addition, the assumptions reflect the expected cost reductions from our severance and real estate repositioning actions (see Notes 1 and 13). Based on the results of the impairment test, we concluded that at June 30, 2020 our goodwill was not impaired because the fair value of each of our reporting units was significantly in excess of its respective carrying value, and for our reporting units with negative book value, we concluded that the fair value of their total assets was in excess of book value. We performed a sensitivity analysis of our assumptions, including a 1 percent change to our WACC or long-term growth assumptions. The results of the sensitivity analysis confirmed our conclusion that goodwill at June 30, 2020 was not impaired. If economic conditions further deteriorate from June 30, 2020, including further declines in GDP estimates, our share price, increased interest rates or other factors, our goodwill could become impaired, and we could incur a non-cash charge against our earnings. The minimum decline in fair value that one of our reporting units would need to experience in order to fail the goodwill impairment test was approximately 20%.
In addition, we evaluated our customer related and other intangible assets for impairment. We compared the carrying value of these assets against the undiscounted cash flows expected to be generated from the assets, and we concluded that at June 30, 2020, our customer related and other intangible assets were not impaired.
There were no events through December 31, 2020 that would change our assumptions and resulting impairment assessments. No goodwill impairment losses were recorded in 2020 or 2019, and there are no accumulated goodwill impairment losses.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Debt
Credit Facilities
On February 14, 2020, we amended our $2.5 billion Credit Facility to extend its term to February 14, 2025. To strengthen our liquidity position to mitigate the impact of the COVID-19 pandemic (see Note 1), on April 3, 2020, we entered into the $400 million 364 Day Credit Facility, maturing on April 2, 2021. We have uncommitted credit lines aggregating $1.1 billion and the ability to issue up to $2 billion of commercial paper. These facilities provide additional liquidity sources for operating capital and general corporate purposes. At December 31, 2020, there were no outstanding commercial paper issuances or borrowings under the Credit Facility, the 364 Day Credit Facility or the uncommitted credit lines.
The Credit Facility and the 364 Day Credit Facility each contain a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. On October 26, 2020, we amended the Credit Facility and the 364 Day Credit Facility to provide additional flexibility with respect to the Leverage Ratio covenant. The amendments increase the maximum Leverage Ratio to 4.0 times through December 31, 2021 for the Credit Agreement and to 4.0 times through the maturity for the 364 Day Credit Facility. At December 31, 2020, we were in compliance with these covenants as our Leverage Ratio was 3.0 times. The Credit Facility and the 364 Day Credit Facility do not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
At December 31, 2020 and 2019, short-term debt of $3.9 million and $10.1 million, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. The weighted average interest rate was 3.5% and 2.5%, respectively. Due to the short-term nature of this debt, carrying value approximates fair value.
Long-Term Debt
Long-term debt was (in millions):

	December 31,
	2020	2019
4.45% Senior Notes due 2020	$—	$600.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
€500 Million 0.80% Senior Notes due 2027	611.5	561.4
2.45% Senior Notes due 2030	600.0	—
4.20% Senior Notes due 2030	600.0	—
€500 Million 1.40% Senior Notes due 2031	611.5	561.4
	5,823.0	5,122.8
Unamortized premium (discount), net	(5.1)	0.8
Unamortized debt issuance costs	(27.0)	(20.0)
Unamortized deferred gain from settlement of interest rate swaps	16.4	30.7
	5,807.3	5,134.3
Current portion	—	(602.4)
Long-term debt	$5,807.3	$4,531.9
On February 19, 2020, we issued $600 million of the 2.45% Notes. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $592.6 million and were used to redeem the remaining $600 million principal amount of the 2020 Notes on March 23, 2020. In connection with the redemption of the 2020 Notes, we recorded a loss on extinguishment of $7.7 million in interest expense. Following the redemption, there were no 2020 Notes outstanding.
Additionally, to strengthen our liquidity and financial position and to mitigate the potential impact of the COVID-19 pandemic, on April 1, 2020, we issued $600 million of the 4.20% Notes. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $592.5 million and were used for general corporate purposes, which included working capital expenditures, fixed asset expenditures, acquisitions, repayment of commercial paper and short-term debt, refinancing of other debt, or other capital transactions.
The 2.45% Notes and the 4.20% Notes are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under the senior notes due 2022, 2024 and 2026. These notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans or advances. Such notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and OCI have, jointly and severally, fully and unconditionally guaranteed the obligations of Omnicom Finance Holdings plc, or OFHP, a U.K.-based wholly owned subsidiary of Omnicom, with respect to the Euro denominated notes due 2027 and 2031. OFHP’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, which provide funding for various operating companies in Europe, Brazil, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom, OCI or OFHP to obtain funds from their subsidiaries through dividends, loans or advances. The Euro denominated notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFHP and each of Omnicom and OCI, respectively.
At December 31, 2020, the maturities of our long-term debt were (in millions):

2021	$—
2022	1,250.0
2023	—
2024	750.0
2025	—
Thereafter	3,823.0
Total principal payments	$5,823.0
Interest Expense
Interest expense is composed of (in millions):

	Year Ended December 31,
	2020	2019	2018
Long-term debt	$186.4	$194.6	$201.6
Commercial paper	0.9	6.5	9.6
Interest rate swaps	—	6.1	5.2
Amortization of deferred gain on interest rate swaps	(8.1)	(14.8)	(12.9)
Fees	6.5	4.7	5.6
Pension and other interest	36.1	47.2	57.3
	$221.8	$244.3	$266.4

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue and long-lived assets and goodwill by geographic region were (in millions):

	Americas	EMEA	Asia-Pacific
December 31, 2020
Revenue	$7,852.5	$3,814.9	$1,503.7
Long-lived assets and goodwill	7,610.9	3,142.3	665.1
December 31, 2019
Revenue	$8,882.2	$4,422.0	$1,649.5
Long-lived assets and goodwill	7,782.0	3,061.3	658.9
December 31, 2018
Revenue	$8,900.0	$4,679.8	$1,710.4
Long-lived assets and goodwill	6,946.1	2,578.9	553.7

9. Equity Method Investments
Income (loss) from our equity method investments in 2020, 2019 and 2018 was $(6.8) million, $2.0 million and $8.9 million, respectively. At December 31, 2020 and 2019, our proportionate share in the net assets of the equity method investments was $30.1 million and $37.0 million, respectively. Equity method investments are not material to our results of operations or financial position; therefore, summarized financial information is not required to be presented. In the second quarter 2020, we sold an equity method investment and recorded a loss of $3.9 million (see Note 1).
10. Share-Based Compensation Plans
Share-based incentive awards are granted to employees under the 2013 Incentive Award Plan, or the 2013 Plan, which is administered by the Compensation Committee of the Board of Directors, or the Compensation Committee. Awards include stock options, restricted stock and other stock awards. The maximum number of shares of common stock that can be granted under the 2013 Plan is 33 million shares plus any shares awarded under the 2013 Plan and any prior plan that have been forfeited or have expired. Stock option awards reduce the number of shares available for grant on a one-for-one basis and all other awards reduce the number of shares available for grant by 3.5 shares for each share awarded. The terms of each award and the exercise date are determined by the Compensation Committee. The 2013 Plan does not permit the holder of an award to elect cash settlement under any circumstances. At December 31, 2020, there were 21,419,944 shares available for grant under the 2013 Plan. If all shares available for grant were for awards other than stock options, shares available for grant would be 6,119,984.
Share-based compensation expense in 2020, 2019 and 2018 was $70.8 million, $72.5 million and $70.5 million, respectively. At December 31, 2020, unamortized share-based compensation that will be expensed over the next five years is $168.0 million.
We record a deferred tax asset for the share-based compensation expense recognized for financial reporting purposes that has not been deducted on our income tax return. Any excess tax benefit or deficiency related to share-based compensation is recorded as compensation expense in results of operations upon vesting of restricted stock awards or exercise of stock options. Excess tax benefits and deficiencies represent the difference between the actual compensation deduction for tax purposes, which is calculated as the difference between the grant date price of the award, and the price of our common stock on the vesting or exercise date. In 2020, we recognized a tax deficiency of $3.6 million, and in 2019, we recognized a tax benefit of $2.8 million.
Stock Options
The exercise price of stock option awards cannot be less than 100% of the market price of our common stock on the grant date and have a maximum contractual life of 10 years.
Stock option activity was:

	Year Ended December 31,
	2020		2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
January 1	866,000	$83.80	988,050	$80.37	1,593,422	$63.11
Exercised	—	—	(57,300)	$23.40	(500,122)	$24.43
Forfeited	(97,250)	$84.94	(64,750)	$84.94	(105,250)	$84.94
December 31	768,750	$83.65	866,000	$83.80	988,050	$80.37

Exercisable December 31	768,750	$83.65	60,000	$68.42	117,300	$46.43

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2020, options outstanding and exercisable were:

			Options Outstanding			Options Exercisable
Exercise Price Range			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$66.00	to	$71.00	60,000	3.4 years	$68.42	60,000	$68.42
$84.00	to	$85.00	708,750	2.3 years	$84.94	708,750	$84.94
			768,750			768,750
Restricted Stock
Restricted stock activity was:

	Year Ended December 31,
	2020	2019	2018
January 1	2,547,001	2,553,902	2,859,373
Granted	1,511,719	956,135	815,810
Vested	(874,431)	(798,468)	(944,048)
Forfeited	(171,301)	(164,568)	(177,233)
December 31	3,012,988	2,547,001	2,553,902

Weighted average grant date fair value of shares granted in the period	$51.26	$72.13	$67.62

Weighted average grant date fair value at December 31	$61.44	$70.89	$69.77
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
PRSU activity was:

	Year Ended December 31,
	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
January 1	538,134	$77.99	509,844	$80.41	488,887	$82.01
Granted	186,197	61.36	181,782	75.64	182,582	73.72
Distributed	(173,770)	84.94	(153,492)	83.23	(161,625)	77.68
December 31	550,561	$70.17	538,134	$77.99	509,844	$80.41

Employee Stock Purchase Plan
The employee stock purchase plan, or ESPP, enables employees to purchase our common stock through payroll deductions over each plan quarter at 95% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974, or ERISA. In 2020, 2019 and 2018, employees purchased 91,605 shares, 76,040 shares and 91,086 shares, respectively. All shares purchased were treasury stock, for which we received $5.2 million, $5.6 million and $6.5 million, respectively. At December 31, 2020, there were 8,507,706 shares available under the ESPP.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Income Taxes
The components of income before income taxes were (in millions):

	Year Ended December 31,
	2020	2019	2018
Domestic	$711.1	$913.1	$643.7
International	698.2	1,025.2	1,280.6
	$1,409.3	$1,938.3	$1,924.3
Income tax expense (benefit) was (in millions):

	Year Ended December 31,
	2020	2019	2018
Current:
U.S. federal	$172.2	$180.2	$273.8
U.S. state and local	39.5	33.9	35.5
International	189.1	306.9	305.2
	400.8	521.0	614.5
Deferred:
U.S. federal	(17.4)	19.1	(104.2)
U.S. state and local	(6.1)	(22.5)	2.8
International	4.4	(13.2)	(20.4)
	(19.1)	(16.6)	(121.8)
	$381.7	$504.4	$492.7
The reconciliation from the statutory U.S. federal income tax rate to our effective tax rate is:

	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
U.S. state and local income taxes, net of U.S. federal income tax benefit	2.2	0.5	1.6
Effect of Tax Act	—	—	1.5
Impact of foreign operations	3.4	4.5	3.8
Other	0.5	—	(2.3)
Effective tax rate	27.1%	26.0%	25.6%
Our effective tax rate for 2020 increased year-over-year to 27.1% from 26.0%. The non-deductibility in certain jurisdictions of a portion of the COVID-19 repositioning costs recorded in the second quarter of 2020 had the effect of increasing our effective tax rate for 2020. This increase was substantially offset by a lower effective tax rate on our foreign earnings resulting from a change in legislation. The effective tax rate for 2019 includes a reduction of $10.8 million primarily from the net favorable settlement of uncertain tax positions in various jurisdictions in the second quarter of 2019. The international tax rate differentials in 2020 and 2019 are primarily attributed to our earnings in Germany, Australia, France, Japan and Brazil being taxed at higher rates than the U.S. statutory tax rate.
The Tax Cuts and Jobs Act of 2017, or Tax Act, among other things, implemented a territorial tax system and imposed a one-time transition tax on the deemed repatriation of accumulated earnings of foreign subsidiaries. At December 31, 2020 and 2019, the transition tax liability was $112.0 million and $123.6 million, respectively. The territorial tax system allows us to repatriate earnings of our foreign subsidiaries without incurring additional U.S. tax by providing a 100% dividend exemption. While a territorial tax system limits U.S. federal income tax to domestic source income, foreign source income is subject to tax in the appropriate foreign jurisdiction at the local rate, which in certain jurisdictions may be higher than the U.S. federal statutory income tax rate of 21%. As a result, the foreign tax rate differential will cause our effective tax rate to be higher than the U.S. federal statutory income tax rate.
We have elected to account for any tax on the global intangible low-taxed income, or GILTI, in the period in which it is incurred. In 2020 and 2019, we provided $3.0 million and $14.7 million, respectively, for tax impacts of GILTI.
Income tax expense in 2020, 2019 and 2018 includes $3.8 million, $2.2 million and $3.6 million, respectively, of interest, net of tax benefit, and penalties related to tax positions taken on our tax returns. At December 31, 2020 and 2019, accrued interest and penalties were $23.5 million and $20.0 million, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of deferred tax assets and liabilities and balance sheet classification were (in millions):

	December 31,
	2020	2019
Deferred tax assets:
Compensation	$236.5	$210.9
Tax loss and credit carryforwards	67.0	60.6
Basis differences from acquisitions	20.8	22.9
Basis differences from short-term assets and liabilities	34.4	42.2
Other	(5.8)	4.6
Deferred tax assets	352.9	341.2
Valuation allowance	(15.9)	(7.6)
Net deferred tax assets	$337.0	$333.6
Deferred tax liabilities:
Goodwill and intangible assets	$611.1	$598.0
Unremitted foreign earnings	91.9	69.0
Basis differences from investments	(1.1)	9.0
Financial instruments	0.8	0.9
Deferred tax liabilities	$702.7	$676.9

Long-term deferred tax assets	$77.8	$64.8
Long-term deferred tax liabilities	$443.5	$408.1
We have concluded that it is more likely than not that we will be able to realize our net deferred tax assets in future periods because results of future operations are expected to generate sufficient taxable income. The valuation allowance of $15.9 million and $7.6 million at December 31, 2020 and 2019, respectively, relates to tax losses and tax credit carryforwards in the U.S. and in international jurisdictions. Tax loss and credit carryforwards for which there is no valuation allowance are available for periods ranging from 2021 to 2040, which is longer than the forecasted utilization of such carryforwards.
A reconciliation of our unrecognized tax benefits is (in millions):

	December 31,
	2020	2019
January 1	$206.8	$182.8
Additions:
Current year tax positions	3.9	12.3
Prior year tax positions	2.8	29.4
Reduction of prior year tax positions	(26.1)	(13.1)
Settlements	(2.5)	(5.0)
Foreign currency translation	(2.0)	0.4
December 31	$182.9	$206.8

The majority of the liability for uncertain tax positions is recorded in long-term liabilities. At December 31, 2020 and 2019, approximately $174.0 million and $179.0 million, respectively, of the liability for uncertain tax positions would affect our effective tax rate upon resolution of the uncertain tax positions.
We file a consolidated U.S. federal income tax return and income tax returns in various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions. Our principal foreign jurisdictions include the United Kingdom, France and Germany. The Internal Revenue Service has completed its examination of our U.S. federal tax returns through 2015. Tax returns in the United Kingdom, France and Germany have been examined through 2017, 2016 and 2009, respectively.
In response to the economic impact of the COVID-19 pandemic, the CARES Act, was signed into law on March 27, 2020. We have determined that the CARES Act did not have a material impact on our income tax expense or effective tax rate for 2020.
12. Pension and Other Postemployment Benefits
Defined Contribution Plans
Our domestic and international subsidiaries provide retirement benefits for their employees primarily through defined contribution profit sharing and savings plans. Contributions to the plans vary by subsidiary and have generally been in amounts up

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to the maximum percentage of total eligible compensation of participating employees that is deductible for income tax purposes. Contribution expense in 2020, 2019 and 2018 was $108.1 million, $115.2 million and $118.8 million, respectively.
Defined Benefit Pension Plans
Two of our U.S. businesses and several of our non-U.S. businesses sponsor noncontributory defined benefit pension plans. These plans provide benefits to employees based on formulas recognizing length of service and earnings. The U.S. plans cover approximately 800 participants, are closed to new participants and do not accrue future benefit credits. The non-U.S. plans, which include plans required by local law, cover approximately 5,100 participants and are not subject to ERISA.
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
The components of net periodic benefit expense were (in millions):

	Year Ended December 31,
	2020	2019	2018
Service cost	$7.5	$7.9	$7.7
Interest cost	7.7	8.2	7.9
Expected return on plan assets	(2.6)	(3.5)	(2.8)
Amortization of prior service cost	0.8	0.8	4.4
Amortization of actuarial loss	6.7	2.5	6.9
	$20.1	$15.9	$24.1
Included in accumulated other comprehensive income at December 31, 2020 and 2019 were unrecognized actuarial losses and unrecognized prior service cost of $96.5 million ($60.2 million net of income taxes) and $93.9 million ($58.3 million net of income taxes), respectively, that have not yet been recognized in net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2021 is $7.5 million.
The weighted average assumptions used to determine net periodic benefit expense were:

	Year Ended December 31,
	2020	2019	2018
Discount rate	2.4%	2.9%	3.6%
Compensation increases	2.5%	2.5%	2.5%
Expected return on plan assets	5.1%	5.5%	5.8%
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
Our funding policy is to contribute amounts sufficient to meet minimum funding requirements in accordance with the applicable employee benefit and tax laws that the plans are subject to, plus such additional amounts as we may determine to be appropriate. In 2020 and 2019, we contributed $9.1 million and $7.1 million, respectively, to the defined benefit pension plans. We do not expect the contributions for 2021 to differ materially from the 2020 contributions.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in benefit obligation and fair value of plan assets of the defined benefit pension plans were (in millions):

	December 31,
	2020	2019
Benefit Obligation:
January 1	$293.5	$258.4
Service cost	7.5	7.9
Interest cost	7.7	8.2
Amendments, curtailments and settlements	(0.2)	1.4
Actuarial loss	17.2	28.8
Benefits paid	(13.5)	(9.2)
Foreign currency translation	(2.9)	(2.0)
December 31	$309.3	$293.5
Fair Value of Plan Assets:
January 1	$64.3	$57.4
Actual return on plan assets	5.0	8.7
Employer contributions	9.1	7.1
Benefits paid	(13.5)	(9.2)
Foreign currency translation and other	(1.6)	0.3
December 31	$63.3	$64.3
The funded status and balance sheet classification of the defined benefit pension plans were (in millions):

	December 31,
	2020	2019
Funded Status	$(246.0)	$(229.2)

Other assets	$2.7	$2.8
Other current liabilities	(5.2)	(5.1)
Long-term liabilities	(243.5)	(226.9)
	$(246.0)	$(229.2)
At December 31, 2020 and 2019, the accumulated benefit obligation for our defined benefit pension plans was $243.9 million and $268.9 million, respectively.
Plans with benefit obligations in excess of plan assets were (in millions):

	December 31,
	2020	2019
Benefit obligation	$(294.0)	$(280.7)
Plan assets	45.4	48.3
	$(248.6)	$(232.4)
The weighted average assumptions used to determine the benefit obligation were:

	December 31,
	2020	2019
Discount rate	1.7%	2.8%
Compensation increases	2.7%	2.7%
At December 31, 2020, the estimated benefits expected to be paid over the next 10 years are (in millions):

2021	$6.5
2022	16.5
2023	16.7
2024	15.8
2025	18.7
2026 - 2030	104.9

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Postemployment Arrangements
We have executive retirement agreements under which benefits will be paid to participants or to their beneficiaries over periods up to ten years beginning after cessation of full-time employment. Our postemployment arrangements are unfunded and benefits are paid when due.
The components of net periodic benefit expense were (in millions):

	Year Ended December 31,
	2020	2019	2018
Service cost	$4.6	$4.4	$4.7
Interest cost	3.4	4.3	3.6
Amortization of prior service cost	4.3	4.5	3.5
Amortization of actuarial loss	2.1	0.9	1.8
	$14.4	$14.1	$13.6
Included in accumulated other comprehensive income at December 31, 2020 and 2019 were unrecognized actuarial losses and unrecognized prior service cost of $73.8 million ($46.4 million net of income taxes) and $60.8 million ($37.2 million net of income taxes), respectively, that have not yet been recognized in the net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2021 is $8.0 million.
The weighted average assumptions used to determine net periodic benefit expense were:

	Year Ended December 31,
	2020	2019	2018
Discount rate	2.5%	2.9%	3.4%
Compensation increases	3.5%	3.5%	3.5%
Experience gains and losses and effects of changes in actuarial assumptions are amortized over a period no longer than the expected average future service of active employees.
At December 31, 2020 and 2019, the benefit obligation and balance sheet classification were (in millions):

	December 31,
	2020	2019
January 1	$146.0	$126.5
Service cost	4.6	4.4
Interest cost	3.4	4.3
Amendments	3.0	4.5
Actuarial loss	16.3	14.1
Benefits paid	(8.7)	(7.8)
December 31	$164.6	$146.0

Other current liabilities	$9.5	$8.6
Long-term liabilities	155.1	137.4
	$164.6	$146.0
The weighted average assumptions used to determine the benefit obligation were:

	December 31,
	2020	2019
Discount rate	1.9%	2.9%
Compensation increases	3.5%	3.5%
At December 31, 2020, the estimated benefits expected to be paid over the next 10 years are (in millions):

2021	$9.5
2022	10.5
2023	10.0
2024	9.9
2025	10.2
2026 - 2030	50.7

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. COVID-19 Repositioning Costs
In response to the impact of the COVID-19 pandemic, in the second quarter of 2020, we took actions to align our cost structure and reduce our workforce and facility requirements and reviewed businesses for disposal and assets for impairment. As a result of these actions, we recorded a pre-tax charge of $277.9 million, which is comprised of incremental severance of $150.0 million, real estate operating lease ROU asset and other asset impairment charges of $55.8 million, other exit costs of $47.0 million and dispositions and other charges of $25.1 million. Substantially all the liability related to real estate will be paid over the applicable lease term. The ROU asset and other asset impairment charges and the disposition and other charges are non-cash charges.
At December 31, 2020 the liability for the COVID-19 repositioning costs was (in millions):

Opening balance	$197.0
Payments	(113.2)
December 31, 2020	$83.8
We expect that the liability for the COVID-19 repositioning costs will be substantially paid by the end of 2021.
Net Gain on Dispositions and Repositioning Actions.
In the third quarter of 2018, we disposed of certain businesses, primarily in our CRM Execution & Support discipline, and recorded a net gain of $178.4 million. Additionally, we took certain repositioning actions in an effort to continue to improve our strategic position and achieve operating efficiencies and recorded charges of $149.4 million, which included $68.4 million for severance, $73.5 million for office lease consolidation and termination and other costs of $7.5 million. At December 31, 2020, substantially all the liability was paid.
14. Supplemental Cash Flow Data
The change in operating capital was (in millions):

	Year Ended December 31,
	2020	2019	2018
(Increase) decrease in accounts receivable	$141.2	$(156.6)	$88.3
(Increase) decrease in work in process and other current assets	293.0	(99.8)	(269.3)
Increase (decrease) in accounts payable	(428.6)	276.3	242.9
Increase (decrease) in customer advances, taxes payable and other current liabilities	65.9	87.2	54.3
Change in other assets and liabilities, net	(40.6)	18.0	(35.7)
Increase in operating capital	$30.9	$125.1	$80.5

Income taxes paid	$376.5	$361.0	$590.9
Interest paid	$205.5	$246.3	$243.2
Supplemental non-cash information related to leases was (in millions):

	Year Ended December 31,
	2020	2019
Net increase in lease liability:
Operating leases	$133.9	$1,816.7
Finance leases	$32.1	$54.1

15. Noncontrolling Interests
Changes in the ownership interests in our less than 100% owned subsidiaries were (in millions):

	Year Ended December 31,
	2020	2019	2018
Net income attributed to Omnicom Group Inc.	$945.4	$1,339.1	$1,326.4
Net transfers (to) from noncontrolling interests	5.8	(22.3)	(39.7)
Change from net income attributed to Omnicom Group Inc. and transfers (to) from noncontrolling interests	$951.2	$1,316.8	$1,286.7

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Leases
On January 1, 2019, we adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842. As permitted by ASC 842, we elected the adoption date of January 1, 2019, which is the date of initial application. Prior to January 1, 2019, rent expense continues to be reported under ASC Topic 840, Leases, or ASC 840
The components of lease cost under ASC 842 were (in millions):

	Year Ended December 31,
	2020	2019
Operating lease cost	$303.6	$317.8
Variable lease cost	28.5	38.2
Short-term lease cost	4.3	4.9
Sublease income	(0.9)	(5.1)
	335.5	355.8
Finance lease cost:
Amortization of ROU assets	50.2	43.2
Interest	5.3	5.1
	55.5	48.3
Total lease cost	$391.0	$404.1
Rent expense under ASC 840 for the year ended December 31, 2018 was (in millions):

2018
Office rent	$295.0
Equipment rent	16.6
Third-party sublease rent	(7.2)
Total rent cost	$304.4
Amortization expense for assets under capital lease was $36.7 million in 2018.
The balance sheet classification, weighted average remaining lease term and weighted average discount rate related to our operating and finance leases were (in millions):

	December 31,
	2020	2019
Operating leases:
ROU asset	$1,223.4	$1,398.3
Lease liability:
Other current liabilities	$270.5	$290.3
Long-term liability - operating leases	1,114.0	1,274.7
	$1,384.5	$1,565.0

Weighted average remaining lease term (years)	7.9	8.2
Weighted average discount rate	3.7%	3.8%
Finance leases:
Property and equipment, net	$120.7	$138.7
Lease liability:
Other current liabilities	$49.5	$46.6
Long-term liabilities	74.6	92.1
	$124.1	$138.7

Weighted average remaining lease term (years)	3.0	3.4
Weighted average discount rate	4.2%	4.3%

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2020, the maturities of the lease liabilities were (in millions):

	Operating Leases	Finance Leases
2021	$313.8	$49.7
2022	256.6	36.7
2023	193.6	24.2
2024	167.9	11.9
2025	141.9	4.1
Thereafter	536.2	3.7
Total lease payments	1,610.0	130.3
Less: Imputed interest	225.5	6.2
Present value of lease liability	$1,384.5	$124.1

17. Temporary Equity - Redeemable Noncontrolling Interests
Owners of noncontrolling equity interests in some of our subsidiaries have the right in certain circumstances to require us to purchase all or a portion of their equity interest at fair value as defined in the applicable agreements. Assuming that the subsidiaries perform over the relevant periods at their current profit levels, at December 31, 2020 the aggregate estimated maximum amount we could be required to pay in future periods is $209.7 million, of which $151.0 million is currently exercisable by the holders. If these rights are exercised, there would be an increase in net income attributable to Omnicom as a result of our increased ownership interest and the reduction of net income attributable to noncontrolling interests. The ultimate amount paid could be significantly different because the redemption amount depends on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates.
18. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not expect that these proceedings will have a material adverse effect on our results of operations or financial position.
19. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss), net of income taxes were (in millions):

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
January 1, 2019	$(22.3)	$(69.3)	$(1,136.9)	$(1,228.5)
Other comprehensive income (loss) before reclassifications	—	(32.3)	75.4	43.1
Cumulative effect of accounting change	(5.6)	(16.7)	—	(22.3)
Reclassification from accumulated other comprehensive income (loss)	3.9	6.2	—	10.1
December 31, 2019	(24.0)	(112.1)	(1,061.5)	(1,197.6)
Other comprehensive income (loss) before reclassifications	—	(21.0)	(9.0)	(30.0)
Reclassification from accumulated other comprehensive income (loss)	3.9	9.9	—	13.8
December 31, 2020	$(20.1)	$(123.2)	$(1,070.5)	$(1,213.8)

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis were (in millions):

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$5,600.5			$5,600.5
Marketable equity securities	1.6			1.6
Foreign currency derivatives		$0.6		0.6
Liabilities:
Foreign currency derivatives		$0.3		$0.3
Contingent purchase price obligations			$71.9	71.9
December 31, 2019
Assets:
Cash and cash equivalents	$4,305.7			$4,305.7
Short-term investments	3.6			3.6
Marketable equity securities	1.6			1.6
Foreign currency derivatives		$0.6		0.6
Liabilities:
Foreign currency derivatives		0.4		0.4
Contingent purchase price obligations			$107.7	107.7

Changes in contingent purchase price obligations were (in millions):

	December 31,
	2020	2019
January 1	$107.7	$146.5
Acquisitions	14.4	51.1
Revaluation and interest	(21.9)	(18.0)
Payments	(31.3)	(71.4)
Foreign currency translation	3.0	(0.5)
December 31	$71.9	$107.7
The carrying amount and fair value of our financial assets and liabilities were (in millions):

	December 31,
	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$5,600.5	$5,600.5	$4,305.7	$4,305.7
Short-term investments	—	—	3.6	3.6
Marketable equity securities	1.6	1.6	1.6	1.6
Non-marketable equity securities	8.9	8.9	9.0	9.0
Foreign currency derivatives	0.6	0.6	0.6	0.6
Liabilities:
Short-term debt	$3.9	$3.9	$10.1	$10.1
Foreign currency derivatives	0.3	0.3	0.4	0.4
Contingent purchase price obligations	71.9	71.9	107.7	107.7
Long-term debt, including current portion	5,807.3	6,380.6	5,134.3	5,316.4

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
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivatives. We periodically determine the potential loss from market risk on our derivatives by performing a value-at-risk analysis, or VaR. VaR is a statistical model that uses historical currency exchange rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2020 was not significant.
Foreign Currency Exchange Risk
As an integral part of our global treasury operations, we centralize our cash and use notional multicurrency pools to manage the foreign currency exchange risk that arises from imbalances between subsidiaries and their respective treasury centers. In addition, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward foreign exchange contracts. To manage this risk, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $169.6 million and $284.2 million at December 31, 2020 and 2019, respectively.
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
22. New Accounting Standards
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

OMNICOM GROUP INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2020
(In millions)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustment Increase (Decrease)	Balance End of Period
Valuation accounts deducted from assets:
Allowance for Doubtful Accounts:
December 31, 2020	$21.5	$23.5	$(15.0)	$0.4	$30.4
December 31, 2019	26.8	8.5	(13.8)	—	21.5
December 31, 2018	32.1	11.8	(16.8)	(0.3)	26.8

S-1