Form 10-Q
period 2021-03-31
OMNICOM GROUP INC.
filed 2021-04-20
CIK 29989

___________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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
_________________________
As of April 15, 2021, there were 215,080,771 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021
FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible”, “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include: the impact of the COVID-19 pandemic, international, national or local economic conditions that could adversely affect the Company or its clients; losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and a deterioration in the credit markets; the ability to attract new clients and retain existing clients in the manner anticipated; changes in client advertising, marketing and corporate communications requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising, marketing and corporate communications industries; the ability to hire and retain key personnel; currency exchange rate fluctuations; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company or its clients; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; and the Company’s international operations, which are subject to the risks of currency repatriation restrictions, social or political conditions and regulatory environment. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Item 1A, “Risk Factors” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,897.3	$5,600.5
Accounts receivable, net of allowance for doubtful accounts of $27.2 and $30.4	6,633.2	7,813.4
Work in process	1,138.7	1,101.2
Other current assets	1,062.9	1,075.0
Total Current Assets	13,732.1	15,590.1
Property and Equipment at cost, less accumulated depreciation of $1,155.7 and $1,156.7	564.2	585.2
Operating Lease Right-Of-Use Assets	1,176.5	1,223.4
Equity Method Investments	79.7	85.3
Goodwill	9,541.5	9,609.7
Intangible Assets, net of accumulated amortization of $824.2 and $817.2	280.8	298.5
Other Assets	239.5	255.0
TOTAL ASSETS	$25,614.3	$27,647.2

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9,465.8	$11,513.0
Customer advances	1,278.0	1,361.3
Short-term debt	5.9	3.9
Taxes payable	276.3	244.5
Other current liabilities	2,445.9	2,402.4
Total Current Liabilities	13,471.9	15,525.1
Long-Term Liabilities	989.4	970.7
Long-Term Liability - Operating Leases	1,062.7	1,114.0
Long-Term Debt	5,754.4	5,807.3
Deferred Tax Liabilities	434.4	443.5
Commitments and Contingent Liabilities (Note 11)
Temporary Equity - Redeemable Noncontrolling Interests	209.8	209.7
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	769.7	747.8
Retained earnings	8,327.5	8,190.6
Accumulated other comprehensive income (loss)	(1,246.2)	(1,213.8)
Treasury stock, at cost	(4,684.4)	(4,684.8)
Total Shareholders’ Equity	3,211.2	3,084.4
Noncontrolling interests	480.5	492.5
Total Equity	3,691.7	3,576.9
TOTAL LIABILITIES AND EQUITY	$25,614.3	$27,647.2

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$3,426.9	$3,406.9
Operating Expenses:
Salary and service costs	2,545.0	2,533.3
Occupancy and other costs	291.6	309.6
Cost of services	2,836.6	2,842.9
Selling, general and administrative expenses	71.6	86.8
Depreciation and amortization	53.3	57.0
	2,961.5	2,986.7
Operating Profit	465.4	420.2
Interest Expense	53.8	58.5
Interest Income	6.3	12.7
Income Before Income Taxes and Income (Loss) From Equity Method Investments	417.9	374.4
Income Tax Expense	111.9	97.4
Income (Loss) From Equity Method Investments	—	(5.3)
Net Income	306.0	271.7
Net Income Attributed To Noncontrolling Interests	18.2	13.6
Net Income - Omnicom Group Inc.	$287.8	$258.1
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.33	$1.19
Diluted	$1.33	$1.19

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Net Income	$306.0	$271.7
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	1.4	1.3
Income tax effect	(0.4)	(0.4)
	1.0	0.9
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost	1.2	1.3
Amortization of actuarial losses	3.3	1.9
Income tax effect	(1.8)	(1.0)
	2.7	2.2

Foreign currency translation adjustment	(46.9)	(371.1)

Other Comprehensive Income (Loss)	(43.2)	(368.0)

Comprehensive Income (Loss)	262.8	(96.3)
Comprehensive Income (Loss) Attributed To Noncontrolling Interests	7.4	(23.7)
Comprehensive Income (Loss) - Omnicom Group Inc.	$255.4	$(72.6)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Common Stock, shares issued	297.2	297.2

Common Stock, par value	$44.6	$44.6
Additional Paid-in Capital:
Beginning Balance	747.8	760.9
Net change in noncontrolling interests	1.0	(7.7)
Change in temporary equity	(2.8)	(8.2)
Share-based compensation	20.8	18.7
Stock issued, share-based compensation	2.9	(7.9)
Ending Balance	769.7	755.8
Retained Earnings:
Beginning Balance	8,190.6	7,806.3
Net income	287.8	258.1
Common stock dividends declared	(150.9)	(139.9)
Ending Balance	8,327.5	7,924.5
Accumulated Other Comprehensive Income (Loss):
Beginning Balance	(1,213.8)	(1,197.6)
Other comprehensive income (loss)	(32.4)	(330.7)
Ending Balance	(1,246.2)	(1,528.3)
Treasury Stock:
Beginning Balance	(4,684.8)	(4,560.3)
Stock issued, share-based compensation	1.1	11.3
Common stock repurchased	(0.7)	(200.0)
Ending Balance	(4,684.4)	(4,749.0)
Shareholders’ Equity	3,211.2	2,447.6
Noncontrolling Interests:
Beginning Balance	492.5	519.8
Net income	18.2	13.6
Other comprehensive income (loss)	(10.8)	(37.3)
Dividends to noncontrolling interests	(13.6)	(10.4)
Acquisition of noncontrolling interests	(5.8)	(8.7)
Ending Balance	480.5	477.0

Total Equity	$3,691.7	$2,924.6

Dividends Declared Per Common Share	$0.70	$0.65

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$306.0	$271.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	33.4	36.2
Amortization of intangible assets	19.9	20.8
Amortization of net deferred gain on interest rate swaps	(1.3)	(4.1)
Share-based compensation	20.8	18.7
Other, net	3.8	18.7
Use of operating capital	(843.5)	(1,349.2)
Net Cash Used In Operating Activities	(460.9)	(987.2)
Cash Flows from Investing Activities:
Capital expenditures	(12.4)	(26.4)
Proceeds from disposition of subsidiaries and sale of investments	1.6	2.1
Net Cash Used In Investing Activities	(10.8)	(24.3)
Cash Flows from Financing Activities:
Proceeds from borrowings	—	594.0
Repayment of debt	—	(600.0)
Change in short-term debt	2.2	1.7
Dividends paid to common shareholders	(140.1)	(141.7)
Repurchases of common stock	(0.7)	(200.0)
Proceeds from stock plans	3.4	1.4
Acquisition of additional noncontrolling interests	(2.2)	(10.4)
Dividends paid to noncontrolling interest shareholders	(13.6)	(10.4)
Payment of contingent purchase price obligations	(6.9)	(1.4)
Other, net	(17.8)	(24.4)
Net Cash Used In Financing Activities	(175.7)	(391.2)
Effect of foreign exchange rate changes on cash and cash equivalents	(55.8)	(210.5)

Net Decrease in Cash and Cash Equivalents	(703.2)	(1,613.2)
Cash and Cash Equivalents at the Beginning of Period	5,600.5	4,305.7
Cash and Cash Equivalents at the End of Period	$4,897.3	$2,692.5

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
In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, or 2020 10-K. Results for the interim periods are not necessarily indicative of results that may be expected for the year.
Risks and Uncertainties - Ongoing Impact of the COVID-19 Pandemic on our Business
We continued to experience the negative effect on the global economy from the COVID-19 pandemic in the first quarter of 2021. As the COVID-19 pandemic did not negatively impact our major markets until late in the first quarter of 2020, the negative effects on our revenue continued until we completely cycled through the end of the first quarter of 2021. Although the impact was mixed by geography and discipline, revenue for the three months ended March 31, 2021 increased $20.0 million, or 0.6%, compared to the three months ended March 31, 2020. The increase in revenue primarily reflects the strengthening of certain foreign currencies, primarily the Euro and the British Pound, against the U.S. Dollar, substantially offset by a decrease in client spending attributable to the COVID-19 pandemic (see Note 2).
As long as the COVID-19 pandemic remains a public health threat, global economic conditions will continue to be volatile depending on several factors, including new information concerning the severity of the pandemic, government actions to mitigate the effects of the pandemic in the near-term, and the resulting impact on our clients' spending plans. We expect global economic performance and the performance of our businesses to vary by geography and discipline until the impact of the COVID-19 pandemic on the global economy subsidies. We will continue to assess the impact of the COVID-19 pandemic on our business and will respond accordingly.
Accounting Changes
On January 1, 2021, we adopted FASB ASU 2019-12, Income Taxes (Topic 740), or ASU 2019-12, which, among other things, amended the rules for recognizing deferred taxes for investments, performing intra-period tax allocations and calculating income taxes in interim periods and reduced complexity in certain areas, including the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating taxes to members of a consolidated group. The adoption of ASU 2019-12 did not have a material effect on our results of operations and financial position.
2. Revenue
Nature of our services
We provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. Our branded networks and agencies operate in all major markets and provide services in the following fundamental disciplines: advertising, customer relationship management, or CRM, public relations, and healthcare. Advertising includes creative services, as well as strategic media planning and buying and data analytics services. Public relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes advertising and media services to global healthcare clients. In an effort to better capture the expanding scope of our services, effective January 1, 2021, we realigned the classification of certain services primarily within our CRM Consumer Experience discipline. As a result, our CRM discipline has been reclassified into four categories: CRM Precision Marketing, which includes our precision marketing and digital/direct marketing agencies; CRM Commerce and Brand Consulting that is primarily comprised of Omnicom Commerce Group, including our shopper marketing businesses, and our Brand Consulting agencies; CRM Experiential, which includes our experiential marketing agencies and events businesses; and CRM Execution & Support, which includes field marketing, merchandising and point of sale, as well as other specialized marketing and custom communications services. At the core of all our services is the ability to create or develop a client’s marketing or corporate communications message into content that can be delivered to a target audience across different communications mediums.
Reclassifications have been made to the prior period revenue by discipline information to conform to current period presentation.

Revenue by discipline was (in millions):

	Three Months Ended March 31,
	2021	2020
Advertising	$2,003.7	$1,933.3
CRM Precision Marketing	269.5	232.0
CRM Commerce and Brand Consulting	214.5	220.9
CRM Experiential	88.4	131.3
CRM Execution & Support	246.6	273.7
Public Relations	317.5	333.7
Healthcare	286.7	282.0
	$3,426.9	$3,406.9
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue (see Note 1).
Revenue in our principal geographic markets was (in millions):

	Three Months Ended March 31,
	2021	2020
Americas:
North America	$1,972.5	$1,997.3
Latin America	63.2	71.4
EMEA:
Europe	941.0	923.4
Middle East and Africa	50.2	55.5
Asia-Pacific	400.0	359.3
	$3,426.9	$3,406.9
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended March 31, 2021 and 2020 was $1,868.1 million and $1,894.2 million, respectively.
Contract assets and liabilities
Work in process includes contract assets, unbilled fees and costs, and media and production costs. Contract liabilities primarily consist of customer advances. Work in process and contract liabilities were (in millions):

	March 31, 2021	December 31, 2020	March 31, 2020
Work in process:
Contract assets and unbilled fees and costs	$626.0	$501.1	$783.7
Media and production costs	512.7	600.1	529.5
	$1,138.7	$1,101.2	$1,313.2
Contract liabilities:
Customer advances	$1,278.0	$1,361.3	$1,075.7
Work in process represents accrued costs incurred on behalf of customers, including media and production costs, and fees and other third-party costs that have not yet been billed. Media and production costs are billed during the production process in accordance with the terms of the client contract. Contract assets primarily include incentive fees, which are not material and will be billed to clients in accordance with the terms of the client contract. Substantially all unbilled fees and costs will be billed within the next 30 days. The contract liability primarily represents advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs that are generally incurred in the near term. No impairment losses to the contract assets were recorded in the three months ended March 31, 2021 and 2020.

3. Net Income per Share
The computations of basic and diluted net income per share were (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net Income - Omnicom Group Inc.	$287.8	$258.1

Weighted Average Shares:
Basic	215.6	216.6
Dilutive stock options and restricted shares	1.2	0.9
Diluted	216.8	217.5

Anti-dilutive stock options and restricted shares	0.7	0.9

Net Income per Share - Omnicom Group Inc.:
Basic	$1.33	$1.19
Diluted	$1.33	$1.19

4. Goodwill and Intangible Assets
Goodwill and intangible assets were (in millions):

	March 31, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$10,068.3	$(526.8)	$9,541.5	$10,141.6	$(531.9)	$9,609.7
Intangible assets:
Purchased and internally developed software	$378.8	$(309.4)	$69.4	$377.6	$(307.0)	$70.6
Customer related and other	726.2	(514.8)	211.4	738.1	(510.2)	227.9
	$1,105.0	$(824.2)	$280.8	$1,115.7	$(817.2)	$298.5
Changes in goodwill were (in millions):

	Three Months Ended March 31,
	2021	2020
January 1	$9,609.7	$9,440.5
Acquisitions	—	1.7
Dispositions	—	(0.1)
Foreign currency translation	(68.2)	(243.5)
March 31	$9,541.5	$9,198.6

5. Debt
Credit Facilities
We maintain a $2.5 billion multi-currency revolving credit facility, or Credit Facility, that matures on February 14, 2025. We have uncommitted credit lines aggregating $1.0 billion and the ability to issue up to $2 billion of commercial paper. These facilities provide additional liquidity sources for operating capital and general corporate purposes. Our $400 million 364-day revolving credit facility, or 364 Day Credit Facility, that we entered into to mitigate any potential impact on our liquidity from the COVID-19 pandemic expired on April 2, 2021 without being drawn. At March 31, 2021, there were no outstanding commercial paper issuances or borrowings under the Credit Facility, the 364 Day Credit Facility or the uncommitted credit lines.
The Credit Facility contains and,prior to its expiration, the 364 Day Credit Facility contained, a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. We amended the Credit Facility and the 364 Day Credit Facility in October 2020 to increase the maximum Leverage Ratio to 4.0 times through December 31, 2021 for the Credit Agreement and to 4.0 times through the maturity of the 364 Day Credit Facility. At March 31, 2021, we were in compliance with these covenants as our Leverage Ratio was 2.8 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.

Short-Term Debt
Short-term debt at March 31, 2021 and December 31, 2020 of $5.9 million and $3.9 million, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.
Long-Term Debt
Long-term debt was (in millions):

	March 31, 2021	December 31, 2020
3.625% Senior Notes due 2022	$1,250.0	$1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
€500 Million 0.80% Senior Notes due 2027	585.9	611.5
2.45% Senior Notes due 2030	600.0	600.0
4.20% Senior Notes due 2030	600.0	600.0
€500 Million 1.40% Senior Notes due 2031	585.9	611.5
	5,771.8	5,823.0
Unamortized premium (discount), net	(5.2)	(5.1)
Unamortized debt issuance costs	(25.6)	(27.0)
Unamortized deferred gain from settlement of interest rate swaps	13.4	16.4
Long-term debt	$5,754.4	$5,807.3
The 2.45% Senior Notes and the 4.20% Senior Notes are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness.
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
The agency networks' regional reporting units comprise three principal regions: the Americas, EMEA and Asia-Pacific. The regional reporting units monitor the performance and are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and, in many cases, the same clients, and have similar economic characteristics.

Revenue and long-lived assets and goodwill by geographic region were (in millions):

	Americas	EMEA	Asia-Pacific
March 31, 2021
Revenue	$2,035.7	$991.2	$400.0
Long-lived assets and goodwill	7,562.7	3,074.7	644.8
March 31, 2020
Revenue	$2,068.7	$978.9	$359.3
Long-lived assets and goodwill	7,685.0	2,893.6	607.6

7. Income Taxes
Our effective tax rate for the three months ended March 31, 2021 increased period-over-period to 26.8% from 26.0%. The effective tax rate for the first quarter of 2020 reflects the recognition of certain domestic tax credits.
At March 31, 2021, our unrecognized tax benefits were $181.2 million. Of this amount, approximately $172.2 million would affect our effective tax rate upon resolution of the uncertain tax positions.
8. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit expense were (in millions):

	Three Months Ended March 31,
	2021	2020
Service cost	$1.4	$2.0
Interest cost	0.8	1.3
Expected return on plan assets	(0.2)	(0.3)
Amortization of prior service cost	0.2	0.2
Amortization of actuarial losses	2.3	1.4
	$4.5	$4.6
We contributed $0.2 million and $0.1 million to our defined benefit pension plans in the three months ended March 31, 2021 and 2020, respectively.
Postemployment Arrangements
The components of net periodic benefit expense were (in millions):

	Three Months Ended March 31,
	2021	2020
Service cost	$1.2	$1.2
Interest cost	0.5	0.9
Amortization of prior service cost	1.0	1.1
Amortization of actuarial losses	1.0	0.5
	$3.7	$3.7

9. COVID-19 Repositioning Costs
In the second quarter of 2020, in response to the COVID-19 pandemic, we incurred repositioning costs to align our cost structure and reduce our workforce and facility requirements.
At March 31, 2021 the remaining liability for the COVID-19 repositioning costs was (in millions):

January 1, 2021	$83.8
Payments	(15.7)
March 31, 2021	$68.1
We expect that substantially all the remaining liability will be paid by the end of 2021.

10. Supplemental Cash Flow Data
The change in operating capital was (in millions):

	Three Months Ended March 31,
	2021	2020
(Increase) decrease in accounts receivable	$1,095.5	$876.6
(Increase) decrease in work in process and other current assets	(55.3)	(115.0)
Increase (decrease) in accounts payable	(1,953.8)	(2,084.9)
Increase (decrease) in customer advances, taxes payable and other current liabilities	63.0	(14.1)
Change in other assets and liabilities, net	7.1	(11.8)
Increase (decrease)	$(843.5)	$(1,349.2)

Income taxes paid	$42.7	$50.5
Interest paid	$5.3	$31.2
Supplemental non-cash information related to leases was (in millions):

	Three Months Ended March 31,
	2021	2020
Net increase in lease liability:
Operating leases	$38.7	$72.0
Finance leases	$11.7	$8.5

11. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes were (in millions):

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Three Months Ended March 31, 2021
January 1	$(20.1)	$(123.2)	$(1,070.5)	$(1,213.8)
Other comprehensive income (loss) before reclassifications	—	—	(36.1)	(36.1)
Reclassification from accumulated other comprehensive income (loss)	1.0	2.7	—	3.7
March 31	$(19.1)	$(120.5)	$(1,106.6)	$(1,246.2)

	Three Months Ended March 31, 2020
January 1	$(24.0)	$(112.1)	$(1,061.5)	$(1,197.6)
Other comprehensive income (loss) before reclassifications	—	—	(333.8)	(333.8)
Reclassification from accumulated other comprehensive income (loss)	0.9	2.2	—	3.1
March 31	$(23.1)	$(109.9)	$(1,395.3)	$(1,528.3)

13. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis were (in millions):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$4,897.3			$4,897.3
Marketable equity investments	1.4			1.4
Foreign currency derivatives		$0.5		0.5
Liabilities:
Foreign currency derivatives		$0.5		$0.5
Contingent purchase price obligations			$67.7	67.7

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$5,600.5			$5,600.5
Marketable equity investments	1.6			1.6
Foreign currency derivative instruments		$0.6		0.6
Liabilities:
Foreign currency derivatives		0.3		0.3
Contingent purchase price obligations			$71.9	71.9

Changes in contingent purchase price obligations were (in millions):

	Three Months Ended March 31,
	2021	2020
January 1	$71.9	$107.7
Acquisitions	1.3	8.1
Revaluation and interest	0.4	0.6
Payments	(5.4)	—
Foreign currency translation	(0.5)	(2.8)
March 31	$67.7	$113.6
The carrying amount and fair value of our financial assets and liabilities were (in millions):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$4,897.3	$4,897.3	$5,600.5	$5,600.5
Marketable equity securities	1.4	1.4	1.6	1.6
Non-marketable equity securities	6.9	6.9	8.9	8.9
Foreign currency derivatives	0.5	0.5	0.6	0.6
Liabilities:
Short-term debt	$5.9	$5.9	$3.9	$3.9
Foreign currency derivatives	0.5	0.5	0.3	0.3
Contingent purchase price obligations	67.7	67.7	71.9	71.9
Long-term debt, including current portion	5,754.4	6,143.1	5,807.3	6,380.6

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
Impact of the COVID-19 Pandemic on our Business
We continued to experience the negative effect on the global economy from the COVID-19 pandemic in the first quarter of 2021. As the COVID-19 pandemic did not negatively impact our major markets until late in the first quarter of 2020, the negative effects on our revenue continued until we completely cycled through the end of the first quarter of 2021. Although the impact was mixed by geography and discipline, revenue for the three months ended March 31, 2021 increased $20.0 million, or 0.6%, compared to the three months ended March 31, 2020. The increase in revenue primarily reflects the strengthening of certain foreign currencies, primarily the Euro and the British Pound, against the U.S. Dollar, substantially offset by a decrease in client spending attributable to the COVID-19 pandemic. However, the impact from the COVID-19 pandemic on the global economy appears to be moderating in several of our markets, and we expect to achieve positive organic revenue growth beginning in the second quarter and for the current year.
As long as the COVID-19 pandemic remains a public health threat, global economic conditions will continue to be volatile depending on several factors, including new information concerning the severity of the pandemic, government actions to mitigate the effects of the pandemic in the near-term, and the resulting impact on our clients' spending plans. We expect global economic performance and the performance of our businesses to vary by geography and discipline until the impact of the COVID-19 pandemic on the global economy subsides. We will continue to assess the impact of the COVID-19 pandemic on our business and will respond accordingly.
Results of Operations for the Quarter Ended March 31, 2021
We are a strategic holding company providing advertising, marketing and corporate communications services to clients through our branded networks and agencies around the world. On a global, pan-regional and local basis, our branded networks and agencies operate in all major markets and provide services in the following fundamental disciplines: advertising, customer relationship management, or CRM, public relations, and healthcare. Advertising includes creative services, as well as strategic media planning and buying and data analytics services. Public relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes advertising and media services to global healthcare clients. In an effort to better capture the expanding scope of our services, effective January 1, 2021, we realigned the classification of certain services primarily within our CRM Consumer Experience discipline. As a result, our CRM discipline has been reclassified into four categories: CRM Precision Marketing, which includes our precision marketing and digital/direct marketing agencies; CRM Commerce and Brand Consulting that is primarily comprised of Omnicom Commerce Group, including our shopper marketing businesses, and our Brand Consulting agencies; CRM Experiential, which includes our experiential marketing agencies and events businesses; and CRM Execution & Support, which includes field marketing, merchandising and point of sale, as well as other specialized marketing and custom communications services. Our business model was built and continues to evolve around our clients. While our networks and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. Our fundamental business principle is that our clients’ specific marketing requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. We use our client-centric approach to grow our business by expanding our service offerings to existing clients, moving into new markets and obtaining new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that typically currently serve or could serve our existing clients.
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the twelve months ended March 31, 2021, our largest client accounted for 3.3% of our revenue and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 54% of our revenue. Our business is spread across a number of industry sectors with no one industry comprising more than 16% of our revenue for the three months ended March 31, 2021. Although our revenue is generally balanced between the United States and international markets, and we have a large and diverse client base, we are not immune to general economic downturns.
Certain global events targeted by major marketers for advertising expenditures, such as the FIFA World Cup and the Olympics, and certain national events, such as the U.S. election process, may affect our revenue period-over-period in certain businesses. Typically, these events do not have a significant impact on our revenue in any period.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions, such as those arising from the COVID-19 pandemic, pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter.
Beginning in March 2020 and continuing through the first quarter of 2021, our business experienced the effects from reductions in client spending due to the impact related to the COVID-19 pandemic. While mixed by business and geography, the spending reductions impacted all our businesses and markets. Globally, the most significantly impacted businesses were our CRM Experiential discipline, especially in our event marketing businesses, and our CRM Execution & Support discipline, primarily in field marketing. The economic and fiscal issues, including the impact related to the COVID-19 pandemic, facing the countries we operate in can be expected to continue to cause economic uncertainty and volatility; however, the impact on our business varies by country. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
General business trends impact our business and industry. On balance, we believe that these effects are generally positive. These trends include integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms, and clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets. As clients increase their demands for marketing effectiveness and efficiency, many of them have made it a practice to consolidate their business within one or a small number of service providers in the pursuit of a single engagement covering all consumer touch points. We have structured our business around these trends. While the current economic environment caused many clients to reduce spending for our services, certain trends such as increased spending on digital marketing platforms, and our key client matrix organization structure approach to collaboration and integration of our services and solutions provide a competitive advantage to our business. We expect this advantage to continue over the medium and long term.
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
Revenue for the quarter ended March 31, 2021 increased $20.0 million, or 0.6%, compared to the quarter ended March 31, 2020. Changes in foreign exchange rates increased revenue 2.8%, acquisition revenue, net of disposition revenue, reduced revenue 0.4% and negative organic growth decreased revenue 1.8% as all our markets were negatively impacted by the COVID-19 pandemic. The change in revenue across our principal regional markets were: North America decreased $24.8 million, Europe increased $17.6 million, Asia-Pacific increased $40.7 million and Latin America decreased $8.2 million. In North America, an increase in organic revenue in our advertising discipline, which was lead by our media businesses, and CRM Precision Marketing discipline was offset by a decline in organic revenue primarily in our CRM Experiential business. In Europe, the increase in revenue from the strengthening of the Euro and the British Pound against the U.S. Dollar and an increase in organic revenue in our CRM Precision Marketing discipline, offset a decline in organic revenue in most other businesses due to the impact of the COVID-19 pandemic in our major markets in the region. In Latin America, growth in Mexico and other countries in the region was offset by the impact of the COVID-19 pandemic and the continuing unstable economic and political conditions in Brazil, resulting in negative organic growth in the region. Additionally, the weakening of the Brazilian Real against the U.S. Dollar further contributed to the reduction in revenue in the region. In Asia-Pacific, revenue increased from the strengthening of substantially all currencies in the region, organic growth in Australia and China and a mixed performance by other countries in the region as the economies in the region began to rebound from the COVID-19 pandemic. The change in revenue in the first quarter of 2021 compared to the first quarter of 2020, in our fundamental disciplines was: advertising increased $70.4 million, CRM Precision Marketing increased $37.5 million, CRM Commerce and Brand Consulting decreased

$6.4 million, CRM Experiential decreased $42.9 million, CRM Execution & Support decreased $27.1 million, public relations decreased $16.2 million and healthcare increased $4.7 million.
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
SG&A expenses decreased period-over-period in substantially all categories. SG&A expenses primarily consist of third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, which includes group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.
For the quarter ended March 31, 2021, salary and service costs, which tend to fluctuate with changes in revenue, increased $11.7 million, or 0.5%, compared to the quarter ended March 31, 2020. Salary and related service costs in the quarter ended March 31, 2021 increased $6.8 million, or 0.4%, period-over-period, primarily reflecting an increase arising from the strengthening of certain foreign currencies, primarily the British Pound and Euro, against the U.S. Dollar. In addition, certain businesses that experienced organic revenue growth in the quarter increased their headcount. Third-party service costs, which are included in salary and service costs and include expenses incurred with third-party vendors primarily when we act as a principal when performing services for our clients, increased $4.9 million, or 0.6%, period-over-period also reflecting an increase arising from the strengthening of certain foreign currencies, primarily the British Pound and Euro, against the U.S. Dollar. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $18.0 million, or 5.8%, in the first quarter of 2021 compared to the first quarter of 2020, reflecting the actions we took in the second quarter of 2020 to align our cost structure. Operating profit increased $45.2 million to $465.4 million. Operating margin increased to 13.6% from 12.3%, and EBITA margin increased to 14.2% from 12.9%, period-over-period. The increases in operating profit, operating margin and EBITA margin reflect the impact of the positive effect of the actions taken in the second quarter of 2020 to align our cost structure in response to the COVID-19 pandemic and reduced travel and office expenses resulting from the remote working environment.
Net interest expense in the first quarter of 2021 increased $1.7 million period-over-period to $47.5 million. Interest expense on debt in the first quarter of 2021 decreased $5.9 million to $47.9 million, primarily reflecting a reduction in interest expense from our refinancing activity at lower interest rates in the first quarter of 2020 and higher interest expense in the prior year period arising from a loss of $7.7 million on the early redemption of the remaining $600 million principal amount of the 4.45% Senior Notes due 2020, or 2020 Notes, in the first quarter of 2020. This decrease was partially offset by an increase in the interest expense from the issuance of the 4.20% Senior Notes due 2030, or 4.20% Notes, in April 2020. Interest income in the first quarter of 2021 decreased $6.4 million period-over-period to $6.3 million, primarily due to lower rates.
Our effective tax rate for the three months of 2021 was in line with our expectations for the year and increased period-over-period to 26.8% from 26.0%. The recognition of certain domestic tax credits in the first quarter of 2020 had the effect of decreasing our effective tax rate for the three months of 2020.
Net income - Omnicom Group Inc. for the first quarter of 2021 was $287.8 million as compared to $258.1 million in the first quarter of 2020. The period-over-period increase is due to the factors described above. Diluted income per share - Omnicom Group Inc. was $1.33 in the first quarter of 2021 compared to $1.19 in the first quarter of 2020. The period-over-period change was due to the factors described above.

RESULTS OF OPERATIONS - First Quarter 2021 Compared to First Quarter 2020 (in millions):

	2021	2020
Revenue	$3,426.9	$3,406.9
Operating Expenses:
Salary and service costs	2,545.0	2,533.3
Occupancy and other costs	291.6	309.6
Cost of services	2,836.6	2,842.9
Selling, general and administrative expenses	71.6	86.8
Depreciation and amortization	53.3	57.0
	2,961.5	2,986.7
Operating Profit	465.4	420.2
Operating Margin %	13.6%	12.3%
Interest Expense	53.8	58.5
Interest Income	6.3	12.7
Income Before Income Taxes and Income (Loss) From Equity Method Investments	417.9	374.4
Income Tax Expense	111.9	97.4
Income (Loss) From Equity Method Investments	—	(5.3)
Net Income	306.0	271.7
Net Income Attributed To Noncontrolling Interests	18.2	13.6
Net Income - Omnicom Group Inc.	$287.8	$258.1
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	2021	2020
Net Income - Omnicom Group Inc.	$287.8	$258.1
Net Income Attributed To Noncontrolling Interests	18.2	13.6
Net Income	306.0	271.7
Income (Loss) From Equity Method Investments	—	(5.3)
Income Tax Expense	111.9	97.4
Income Before Income (Loss) Taxes and Income From Equity Method Investments	417.9	374.4
Interest Expense	53.8	58.5
Interest Income	6.3	12.7
Operating Profit	465.4	420.2
Add back: Amortization of intangible assets	19.9	20.8
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$485.3	$441.0

Revenue	$3,426.9	$3,406.9
EBITA	$485.3	$441.0
EBITA Margin %	14.2%	12.9%

Revenue
Revenue for the quarter ended March 31, 2021 increased $20.0 million, or 0.6%, compared to the quarter ended March 31, 2020. Changes in foreign exchange rates increased revenue 2.8%, acquisition revenue, net of disposition revenue, reduced revenue 0.4% and negative organic growth decreased revenue 1.8% as all our markets were negatively impacted by the COVID-19 pandemic. The change in revenue across our principal regional markets were: North America decreased $24.8 million, Europe increased $17.6 million, Asia-Pacific increased $40.7 million and Latin America decreased $8.2 million. In North America, an increase in organic revenue in our advertising discipline, which was lead by our media businesses, and CRM Precision Marketing discipline was offset by a decline in organic revenue primarily in our CRM Experiential business. In Europe, the increase in revenue from the strengthening of the Euro and the British Pound against the U.S. Dollar and an increase in organic revenue in our CRM Precision Marketing discipline, offset a decline in organic revenue in most other businesses due to the impact of the COVID-19 pandemic in our major markets in the region. In Latin America, growth in Mexico and other countries in the region was offset by the impact of the COVID-19 pandemic and the continuing unstable economic and political conditions in Brazil, resulting in negative organic growth in the region. Additionally, the weakening of the Brazilian Real against the U.S. Dollar further contributed to the reduction in revenue in the region. In Asia-Pacific, revenue increased from the strengthening of substantially all currencies in the region, organic growth in Australia and China and a mixed performance by other countries in the region as the economies in the region began to rebound from the COVID-19 pandemic.
The components of revenue change for the first quarter of 2021 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
March 31, 2020	$3,406.9		$1,894.2		$1,512.7
Components of revenue change:
Foreign exchange rate impact	95.7	2.8%	—	—%	95.7	6.3%
Acquisition revenue, net of disposition revenue	(15.1)	(0.4)%	(7.9)	(0.4)%	(7.2)	(0.5)%
Organic growth	(60.6)	(1.8)%	(18.2)	(1.0)%	(42.4)	(2.8)%
March 31, 2021	$3,426.9	0.6%	$1,868.1	(1.4)%	$1,558.8	3.0%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,331.2 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,426.9 million less $3,331.2 million for the Total column).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,406.9 million for the Total column).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at April 15, 2021 remain unchanged, we expect the impact of changes in foreign exchange rates to increase revenue between 3.5% and 4.0% in the second quarter of 2021, and by approximately 2.0% for the full year.

Revenue and organic growth in our principal regional markets were (in millions):

	Three Months Ended March 31,
	2021	2020	$ Change	% Organic Growth
Americas:
North America	$1,972.5	$1,997.3	$(24.8)	(1.1)%
Latin America	63.2	71.4	(8.2)	(2.4)%
EMEA:
Europe	941.0	923.4	17.6	(4.4)%
Middle East and Africa	50.2	55.5	(5.3)	(10.2)%
Asia-Pacific	400.0	359.3	40.7	2.5%
	$3,426.9	$3,406.9	$20.0	(1.8)%
Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, increased $17.6 million for the first quarter of 2021. Revenue in the U.K., representing 10.4% of consolidated revenue, increased $11.5 million. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 17.1% of consolidated revenue, increased $6.1 million. The increase in revenue is due to the strengthening of the British Pound and Euro against the U.S. Dollar and organic growth in our CRM Precision Marketing discipline, substantially offset by negative organic growth in most other businesses in the region attributable to the impact of the COVID-19 pandemic.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The reduction in spending by existing clients resulting from the COVID-19 pandemic offset the benefit of gains of new business in the first quarter of 2021. Under our client-centric approach, we seek to broaden our relationships with all of our clients. For the twelve months ended March 31, 2021 and 2020, our largest client represented 3.3% and 3.0% of revenue, respectively. Our ten largest and 100 largest clients represented 21.5% and 54.2% of revenue for the twelve months ended March 31, 2021, respectively, and 19.5% and 50.0% of revenue for the for the twelve months ended March 31, 2020, respectively.
To monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: advertising, CRM, public relations and healthcare. In an effort to better capture the expanding scope of our services, effective January 1, 2021, we realigned the classification of certain services primarily within our CRM Consumer Experience discipline. As a result, our CRM discipline has been reclassified into four categories: CRM Precision Marketing, which includes our precision marketing and digital/direct marketing agencies; CRM Commerce and Brand Consulting that is primarily comprised of Omnicom Commerce Group, including our shopper marketing businesses, and our Brand Consulting agencies; CRM Experiential, which includes our experiential marketing agencies and events businesses; and CRM Execution & Support, which includes field marketing, merchandising and point of sale, as well as other specialized marketing and custom communications services.
Our business experienced the effects from client spending reductions related to the COVID-19 pandemic. The impact varied by discipline and market. The most significantly impacted businesses were our CRM Experiential discipline, especially in our event marketing businesses, and our CRM Execution & Support discipline, primarily in our field marketing businesses. Revenue and organic growth by discipline were (in millions):

	Three Months Ended March 31,
	2021		2020		2021 vs. 2020
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$2,003.7	58.5%	$1,933.3	56.7%	$70.4	1.2%
CRM Precision Marketing	269.5	7.8%	232.0	6.8%	37.5	7.2%
CRM Commerce and Brand Consulting	214.5	6.2%	220.9	6.5%	(6.4)	(4.2)%
CRM Experiential	88.4	2.6%	131.3	3.9%	(42.9)	(33.2)%
CRM Execution & Support	246.6	7.2%	273.7	8.0%	(27.1)	(13.3)%
Public Relations	317.5	9.3%	333.7	9.8%	(16.2)	(3.5)%
Healthcare	286.7	8.4%	282.0	8.3%	4.7	—%
	$3,426.9		$3,406.9		$20.0	(1.8)%

We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Three Months Ended March 31,
	2021	2020
Food and Beverage	14%	14%
Consumer Products	8%	7%
Pharmaceuticals and Healthcare	15%	14%
Financial Services	7%	8%
Technology	9%	8%
Auto	10%	11%
Travel and Entertainment	10%	9%
Telecommunications	5%	6%
Retail	7%	7%
Services	2%	2%
Oil, Gas and Utilities	1%	2%
Not-for-Profit	1%	1%
Government	3%	2%
Education	1%	1%
Other	7%	8%
	100%	100%
Certain industry sectors have been negatively affected by the impact of the COVID-19 pandemic more significantly than others.
Operating Expenses
Operating expenses were (in millions):

	Three Months Ended March 31,
	2021		2020		2021 vs. 2020
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,426.9		$3,406.9		$20.0	0.6%
Operating Expenses:
Salary and service costs:
Salary and related service costs	1,649.2	48.1%	1,642.4	48.2%	6.8	0.4%
Third-party service costs	895.8	26.1%	890.9	26.1%	4.9	0.6%
	2,545.0	74.3%	2,533.3	74.4%	11.7	0.5%
Occupancy and other costs	291.6	8.5%	309.6	9.1%	(18.0)	(5.8)%
Cost of services	2,836.6		2,842.9		(6.3)	(0.2)%
Selling, general and administrative expenses	71.6	2.1%	86.8	2.5%	(15.2)	(17.5)%
Depreciation and amortization	53.3	1.6%	57.0	1.7%	(3.7)	(6.5)%
	2,961.5	86.4%	2,986.7	87.7%	(25.2)	(0.8)%
Operating Profit	$465.4	13.6%	$420.2	12.3%	$45.2	10.8%
For the quarter ended March 31, 2021, salary and service costs, which tend to fluctuate with changes in revenue, increased $11.7 million, or 0.5%, compared to the quarter ended March 31, 2020. Salary and related service costs in the quarter ended March 31, 2021 increased $6.8 million, or 0.4%, period-over-period, primarily reflecting an increase arising from the strengthening of certain foreign currencies, primarily the British Pound and Euro, against the U.S. Dollar. In addition, certain businesses that experienced organic revenue growth in the quarter increased their headcount. Third-party service costs, which are included in salary and service costs and include expenses incurred with third-party vendors primarily when we act as a principal when performing services for our clients, increased $4.9 million, or 0.6%, period-over-period also reflecting an increase arising from the strengthening of certain foreign currencies, primarily the British Pound and Euro, against the U.S. Dollar. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $18.0 million, or 5.8%, in the first quarter of 2021 compared to the first quarter of 2020, reflecting the actions we took in the second quarter of 2020 to align our cost structure. Operating profit increased $45.2 million to $465.4 million. Operating margin increased to 13.6% from 12.3%, and EBITA margin increased to 14.2% from 12.9%, period-over-period. The increases in operating profit, operating margin and EBITA margin reflect the impact of the positive effect of the actions taken in the second quarter of 2020 to align our cost structure in response to the COVID-19 pandemic and reduced travel and office expenses resulting from the remote working environment.
Net Interest Expense
Net interest expense in the first quarter of 2021 increased $1.7 million period-over-period to $47.5 million. Interest expense on debt in the first quarter of 2021 decreased $5.9 million to $47.9 million, primarily reflecting a reduction in interest expense from our refinancing activity at lower interest rates in the first quarter of 2020 and higher interest expense in the prior year period arising from a loss of $7.7 million on the early redemption of the remaining $600 million principal amount of the 4.45% Senior Notes due 2020, or 2020 Notes, in the first quarter of 2020. This decrease was partially offset by an increase in the interest expense from the issuance of the 4.20% Senior Notes due 2030, or 4.20% Notes, in April 2020. Interest income in the first quarter of 2021 decreased $6.4 million period-over-period to $6.3 million, primarily due to lower rates.
Income Taxes
Our effective tax rate for the three months of 2021 was in line with our expectations for the year and increased period-over-period to 26.8% from 26.0%. The recognition of certain domestic tax credits in the first quarter of 2020 had the effect of decreasing our effective tax rate for the three months of 2020.
Net Income and Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. for the first quarter of 2021 was $287.8 million as compared to $258.1 million in the first quarter of 2020. The period-over-period increase is due to the factors described above. Diluted income per share - Omnicom Group Inc. was $1.33 in the first quarter of 2021 compared to $1.19 in the first quarter of 2020. The period-over-period change was due to the factors described above.
CRITICAL ACCOUNTING POLICIES
For a more complete understanding of our accounting policies, the unaudited consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, readers are encouraged to consider this information together with Note 1 to the unaudited consolidated financial statements regarding the impact of the COVID-19 pandemic and with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 10-K.
NEW ACCOUNTING STANDARDS
Note 1 to the unaudited consolidated financial statements provides information regarding new accounting standards.
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Our primary liquidity sources are our operating cash flow and cash and cash equivalents. Additional liquidity sources include our $2.5 billion multi-currency revolving credit facility, or Credit Facility, maturing on February 14, 2025, uncommitted credit lines aggregating $1.0 billion, and the ability to issue up to $2 billion of commercial paper and access the capital markets. Our liquidity funds our non-discretionary cash requirements and our discretionary spending.
In the second quarter of 2020, we took steps to strengthen our liquidity and financial position that were intended to mitigate any potential impact of the COVID-19 pandemic on our liquidity. Among other things, we issued $600 million 4.20% Senior Notes due 2030, entered into a $400 million 364-day revolving credit facility, or 364 Day Credit Facility, and suspended our share repurchase activity. The 364 Day Credit facility expired on April 2, 2021 without being drawn, and we anticipate resuming our share repurchase activity at some point in 2021 assuming the effects of the COVID-19 pandemic continue to stabilize in the economies in our major markets.
Borrowings under the Credit Facility may use LIBOR as the benchmark interest rate. The LIBOR benchmark rate is expected to be phased out by the end of June 2023. We do not expect that the discontinuation of the LIBOR rate will have a material impact on our liquidity or results of operations.
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

Cash and cash equivalents decreased $703.2 million from December 31, 2020. During the first three months of 2021, we used $460.9 million of cash in operating activities, which included the use for operating capital of $843.5 million, primarily related to our typical working capital requirement during the period and the impact of foreign exchange rate changes, as compared to the prior year period. Our discretionary spending for the first three months of 2021 was $172.5 million as compared to $387.0 million for the first three months of 2020. Discretionary spending for the first three months of 2021 is comprised of: capital expenditures of $12.4 million; dividends paid to common shareholders of $140.1 million; dividends paid to shareholders of noncontrolling interests of $13.6 million; repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $2.7 million; and acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, net of cash acquired, of $9.1 million. In addition, the impact of foreign exchange rate changes reduced cash and cash equivalents by $55.8 million.
Cash Management
Our regional treasury centers in North America, Europe and Asia manage our cash and liquidity. Each day, operations with excess funds invest those funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. Treasury centers with excess cash invest on a short-term basis with third parties, generally with maturities ranging from overnight to less than 90 days. Certain treasury centers have notional pooling arrangements that are used to manage their cash and set-off foreign exchange imbalances. The arrangements require each treasury center to have its own notional pool account and to maintain a notional positive account balance. Additionally, under the terms of the arrangement, set-off of foreign exchange positions are limited to the long and short positions within their own account. To the extent that our treasury centers require liquidity, they have the ability to issue up to a total of $2 billion of U.S. Dollar-denominated commercial paper or borrow under the Credit Facility, or the uncommitted credit lines. This process enables us to manage our debt more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate imbalances. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines. We have a policy governing counterparty credit risk with financial institutions that hold our cash and cash equivalents and we have deposit limits for each institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of institutions that are party to the Credit Facility. These institutions generally have credit ratings equal to or better than our credit ratings. In countries where we do not conduct treasury operations, all cash and cash equivalents are held by counterparties that meet specific minimum credit standards
At March 31, 2021, our foreign subsidiaries held approximately $2.0 billion of our total cash and cash equivalents of $4.9 billion. Most of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
At March 31, 2021, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents increased $863.0 million as compared to $210.7 million at December 31, 2020. The increase in net debt primarily resulted from the use of cash of $843.5 million for operating capital principally related to our typical working capital requirements during the period. In addition, the impact of foreign exchange rate changes decreased cash and cash equivalents by $55.8 million, as compared to December 31, 2020. Net debt decreased $1.5 billion from $2.4 billion at March 31, 2020 due to conservative management of our cash during the COVID-19 pandemic, including the suspension of share buybacks.
The components of net debt were (in millions):

	March 31, 2021	December 31, 2020	March 31, 2020
Short-term debt	$5.9	$3.9	$10.9
Long-term debt, including current portion	5,754.4	5,807.3	5,093.4
Total debt	5,760.3	5,811.2	5,104.3
Less: Cash and cash equivalents and short-term investments	4,897.3	5,600.5	2,694.1
Net debt	$863.0	$210.7	$2,410.2
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
Debt Instruments and Related Covenants
The 2.45% Senior Notes and the 4.20% Senior Notes are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness.
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
The Credit Facility contains and,prior to its expiration, the 364 Day Credit Facility contained, a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. On October 26, 2020, we amended the Credit Facility and the 364 Day Credit Facility to provide additional flexibility with respect to the Leverage Ratio covenant. The amendments increase the maximum Leverage Ratio to 4.0 times through December 31, 2021 for the Credit Agreement and to 4.0 times through the maturity of the 364 Day Credit Facility. At March 31, 2021, we were in compliance with these covenants as our Leverage Ratio was 2.8 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At March 31, 2021, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. Our long-term debt and Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
Credit Markets and Availability of Credit
In light of the uncertainty of future economic conditions, we will continue to take actions available to us to respond to changing economic conditions, and we will continue to actively manage our discretionary expenditures. We will continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to the availability of our Credit Facility, are sufficient to fund our near-term working capital needs and our discretionary spending. For additional information about our credit facilities, see Note 5 to the unaudited consolidated financial statements.
We have typically funded our day-to-day liquidity by issuing commercial paper. Beginning in the third quarter of 2020 and continuing through the first quarter of 2021, we substantially reduced our commercial paper issuances as compared to the prior year periods primarily as a result of the issuance of the 4.20% Notes in April 2020. Additional liquidity sources include our Credit Facility, or the uncommitted credit lines. At March 31, 2021, there were no commercial paper issuances during the quarter or borrowings under the Credit Facility or the uncommitted credit lines.
Commercial paper activity was (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Average amount outstanding during the quarter	$—	$64.4
Maximum amount outstanding during the quarter	$—	$361.7
Average days outstanding	—	1.9
Weighted average interest rate	—%	1.64%
We expect to continue issuing commercial paper to fund our day-to-day liquidity when needed. However, disruptions in the credit markets may lead to periods of illiquidity in the commercial paper market and higher credit spreads. To mitigate any disruption in the credit markets and to fund our liquidity, we may borrow under the Credit Facility or the uncommitted credit lines or access the capital markets if favorable conditions exist. We will continue to monitor closely our liquidity and conditions in the credit markets. We cannot predict with any certainty the impact on us of any disruptions in the credit markets. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements. Such additional financing may not be available on favorable terms, or at all.

CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 3.3% of revenue for the twelve months ended March 31, 2021. However, during periods of economic downturn, the credit profiles of our clients could change.
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
Our 2020 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2020 10-K.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2021, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of March 31, 2021. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our 2020 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2020, dated February 18, 2021.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our 2020 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended March 31, 2021, all of which related to withholdings to satisfy tax obligations related to vesting of restricted stock awards and stock option exercises, were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2021	—	$—	—	—
February 1 - February 28, 2021	6,116	66.25	—	—
March 1 - March 31, 2021	3,308	76.66	—	—
	9,424	$69.90	—	—
During the three months ended March 31, 2021, we withheld 9,424 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. We did not purchase any shares of our common stock in the open market. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise and vesting dates. There were no unregistered sales of equity securities during the three months ended March 31, 2021.
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

OMNICOM GROUP INC.
Date:	April 20, 2021	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)