Form 10-Q
period 2021-06-30
OMNICOM GROUP INC.
filed 2021-07-20
CIK 29989

___________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
_________________________
As of July 15, 2021, there were 214,407,709 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021
FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible”, “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include: the impact of the COVID-19 pandemic, international, national or local economic conditions that could adversely affect the Company or its clients; losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and a deterioration in the credit markets; the ability to attract new clients and retain existing clients in the manner anticipated; changes in client advertising, marketing and corporate communications requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising, marketing and corporate communications industries; the ability to hire and retain key personnel; currency exchange rate fluctuations; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company or its clients; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; and the Company’s international operations, which are subject to the risks of currency repatriation restrictions, social or political conditions and regulatory actions. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,388.1	$5,600.5
Accounts receivable, net of allowance for doubtful accounts of $25.5 and $30.4	7,246.3	7,813.4
Work in process	1,117.6	1,101.2
Other current assets	906.0	1,075.0
Total Current Assets	13,658.0	15,590.1
Property and Equipment at cost, less accumulated depreciation of $1,169.1 and $1,156.7	549.6	585.2
Operating Lease Right-Of-Use Assets	1,142.3	1,223.4
Equity Method Investments	79.1	85.3
Goodwill	9,723.2	9,609.7
Intangible Assets, net of accumulated amortization of $843.1 and $817.2	277.9	298.5
Other Assets	224.3	255.0
TOTAL ASSETS	$25,654.4	$27,647.2

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9,988.5	$11,513.0
Customer advances	1,287.2	1,361.3
Short-term debt	9.3	3.9
Taxes payable	137.2	244.5
Other current liabilities	2,279.4	2,402.4
Total Current Liabilities	13,701.6	15,525.1
Long-Term Liabilities	1,029.3	970.7
Long-Term Liability - Operating Leases	1,031.1	1,114.0
Long-Term Debt	5,300.7	5,807.3
Deferred Tax Liabilities	477.0	443.5
Commitments and Contingent Liabilities (Note 12)
Temporary Equity - Redeemable Noncontrolling Interests	277.8	209.7
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	735.4	747.8
Retained earnings	8,523.7	8,190.6
Accumulated other comprehensive income (loss)	(1,187.5)	(1,213.8)
Treasury stock, at cost	(4,767.4)	(4,684.8)
Total Shareholders’ Equity	3,348.8	3,084.4
Noncontrolling interests	488.1	492.5
Total Equity	3,836.9	3,576.9
TOTAL LIABILITIES AND EQUITY	$25,654.4	$27,647.2

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$3,571.6	$2,800.7	$6,998.6	$6,207.6
Operating Expenses:
Salary and service costs	2,603.1	2,031.1	5,148.1	4,564.4
Occupancy and other costs	293.9	290.0	585.5	599.6
Gain on disposition of subsidiary	(50.5)	—	(50.5)	—
COVID-19 repositioning costs	—	277.9	—	277.9
Cost of services	2,846.5	2,599.0	5,683.1	5,441.9
Selling, general and administrative expenses	103.2	82.1	174.9	168.9
Depreciation and amortization	53.5	57.1	106.8	114.1
	3,003.2	2,738.2	5,964.8	5,724.9
Operating Profit	568.4	62.5	1,033.8	482.7
Interest Expense	80.3	53.7	134.1	112.2
Interest Income	6.8	6.5	13.1	19.2
Income Before Income Taxes and Income (Loss) From Equity Method Investments	494.9	15.3	912.8	389.7
Income Tax Expense	123.2	21.9	235.2	119.3
Income (Loss) From Equity Method Investments	(0.1)	(7.8)	(0.1)	(13.0)
Net Income (Loss)	371.6	(14.4)	677.5	257.4
Net Income Attributed To Noncontrolling Interests	23.4	9.8	41.5	23.4
Net Income (Loss) - Omnicom Group Inc.	$348.2	$(24.2)	$636.0	$234.0
Net Income (Loss) Per Share - Omnicom Group Inc.:
Basic	$1.62	$(0.11)	$2.95	$1.08
Diluted	$1.60	$(0.11)	$2.93	$1.08

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income (Loss)	$371.6	$(14.4)	$677.5	$257.4
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	1.4	1.4	2.8	2.8
Income tax effect	(0.4)	(0.4)	(0.8)	(0.8)
	1.0	1.0	2.0	2.0
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost	1.3	1.2	2.5	2.5
Amortization of actuarial losses	3.2	1.9	6.5	3.8
Income tax effect	(1.6)	(1.0)	(3.4)	(2.0)
	2.9	2.1	5.6	4.3

Foreign currency translation adjustment	58.1	82.8	11.2	(288.4)

Other Comprehensive Income (Loss)	62.0	85.9	18.8	(282.1)

Comprehensive Income (Loss)	433.6	71.5	696.3	(24.7)
Comprehensive Income (Loss) Attributed To Noncontrolling Interests	26.7	24.0	34.0	0.3
Comprehensive Income (Loss) - Omnicom Group Inc.	$406.9	$47.5	$662.3	$(25.0)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common Stock, shares issued	297.2	297.2	297.2	297.2

Common Stock, par value	$44.6	$44.6	$44.6	$44.6
Additional Paid-in Capital:
Beginning Balance	769.7	755.8	747.8	760.9
Net change in noncontrolling interests	24.9	17.6	25.9	9.9
Change in temporary equity	(64.2)	28.8	(67.0)	20.6
Share-based compensation	18.3	16.2	39.1	34.9
Stock issued, share-based compensation	(13.3)	(17.2)	(10.4)	(25.1)
Ending Balance	735.4	801.2	735.4	801.2
Retained Earnings:
Beginning Balance	8,327.5	7,924.5	8,190.6	7,806.3
Net income (loss)	348.2	(24.2)	636.0	234.0
Common stock dividends declared	(152.0)	(141.0)	(302.9)	(281.0)
Ending Balance	8,523.7	7,759.3	8,523.7	7,759.3
Accumulated Other Comprehensive Income (Loss):
Beginning Balance	(1,246.2)	(1,528.3)	(1,213.8)	(1,197.6)
Other comprehensive income (loss)	58.7	71.7	26.3	(259.0)
Ending Balance	(1,187.5)	(1,456.6)	(1,187.5)	(1,456.6)
Treasury Stock:
Beginning Balance	(4,684.4)	(4,749.0)	(4,684.8)	(4,560.3)
Stock issued, share-based compensation	18.4	18.7	19.5	30.0
Common stock repurchased	(101.4)	(5.2)	(102.1)	(205.2)
Ending Balance	(4,767.4)	(4,735.5)	(4,767.4)	(4,735.5)
Shareholders’ Equity	3,348.8	2,413.0	3,348.8	2,413.0
Noncontrolling Interests:
Beginning Balance	480.5	477.0	492.5	519.8
Net income	23.4	9.8	41.5	23.4
Other comprehensive income (loss)	3.3	14.2	(7.5)	(23.1)
Dividends to noncontrolling interests	(25.0)	(24.8)	(38.6)	(35.2)
Acquisition of noncontrolling interests	(31.4)	(27.8)	(37.1)	(36.5)
Increase in noncontrolling interests from business combinations	37.3	—	37.3	—
Ending Balance	488.1	448.4	488.1	448.4

Total Equity	$3,836.9	$2,861.4	$3,836.9	$2,861.4

Dividends Declared Per Common Share	$0.70	$0.65	$1.40	$1.30

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$677.5	$257.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	65.7	71.9
Amortization of intangible assets	41.1	42.2
Amortization of net deferred gain on interest rate swaps	(11.5)	(5.4)
Share-based compensation	39.1	34.9
Gain on disposition of subsidiary	(50.5)	—
COVID-19 repositioning costs	—	277.9
Other, net	34.1	44.7
Use of operating capital	(1,091.2)	(1,585.8)
Net Cash Used In Operating Activities	(295.7)	(862.2)
Cash Flows from Investing Activities:
Capital expenditures	(22.9)	(33.6)
Acquisition of businesses and interests in affiliates, net of cash acquired	(25.9)	—
Proceeds from disposition of subsidiaries and sale of investments	116.9	3.7
Net Cash Provided By (Used In) Investing Activities	68.1	(29.9)
Cash Flows from Financing Activities:
Proceeds from borrowings	791.7	1,186.6
Repayment of debt	(1,250.0)	(600.0)
Change in short-term debt	5.7	(3.1)
Dividends paid to common shareholders	(292.4)	(282.9)
Repurchases of common stock	(102.0)	(205.2)
Proceeds from stock plans	7.3	2.3
Acquisition of additional noncontrolling interests	(5.9)	(16.7)
Dividends paid to noncontrolling interest shareholders	(38.6)	(35.2)
Payment of contingent purchase price obligations	(6.9)	(12.8)
Other, net	(70.1)	(38.7)
Net Cash Used In Financing Activities	(961.2)	(5.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(23.6)	(126.9)

Net Decrease in Cash and Cash Equivalents	(1,212.4)	(1,024.7)
Cash and Cash Equivalents at the Beginning of Period	5,600.5	4,305.7
Cash and Cash Equivalents at the End of Period	$4,388.1	$3,281.0

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
Risks and Uncertainties - Ongoing Impact of the COVID-19 Pandemic on our Business
We experienced an improvement in our business in the second quarter of 2021 as compared to the second quarter of 2020, primarily because the recovery from the COVID-19 pandemic that began in the first quarter of 2021 continued into the second quarter. The second quarter of 2020 was the quarter in which our business was most negatively impacted since the onset of the pandemic, as the COVID-19 pandemic did not significantly impact our major markets and businesses until late in the first quarter of 2020. Accordingly, the recovery from the pandemic in 2021 compared to the prior year's quarter, was significantly greater in the second quarter than the first quarter. Revenue for the six months ended June 30, 2021 increased $791.0 million, or 12.7%, compared to the six months ended June 30, 2020. The increase in revenue primarily reflects an increase in client spending compared to the prior year period and the strengthening of most foreign currencies, primarily the British Pound and the Euro, against the U.S. Dollar.
Global economic conditions will continue to be volatile as long as the COVID-19 pandemic remains a public health threat, including, as a result of new information concerning the severity of the pandemic, government actions to mitigate the effects of the pandemic in the near-term, and the resulting impact on our clients' spending plans. We expect global economic performance and the performance of our businesses to vary by geography and discipline until the impact of the COVID-19 pandemic on the global economy subsides.
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

Revenue by discipline was (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Advertising	$2,014.5	$1,530.1	$4,018.2	$3,463.4
CRM Precision Marketing	293.6	214.0	563.0	446.0
CRM Commerce and Brand Consulting	221.5	187.7	436.1	408.6
CRM Experiential	124.0	78.5	212.4	209.8
CRM Execution & Support	250.9	192.8	497.5	466.5
Public Relations	345.9	298.1	663.4	631.8
Healthcare	321.2	299.5	608.0	581.5
	$3,571.6	$2,800.7	$6,998.6	$6,207.6
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.
Revenue in our principal geographic markets was (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Americas:
North America	$1,957.4	$1,664.0	$3,929.9	$3,661.3
Latin America	70.4	54.9	133.7	126.3
EMEA:
Europe	1,044.1	727.5	1,985.1	1,650.8
Middle East and Africa	52.3	34.5	102.5	90.1
Asia-Pacific	447.4	319.8	847.4	679.1
	$3,571.6	$2,800.7	$6,998.6	$6,207.6
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended June 30, 2021 and 2020 was $1,840.7 million and $1,587.4 million, respectively, and revenue in the United States for the six months ended June 30, 2021 and 2020 was $3,708.9 million and $3,481.7 million, respectively.
Contract assets and liabilities
Work in process includes contract assets, unbilled fees and costs, and media and production costs. Contract liabilities primarily consist of customer advances. Work in process and contract liabilities were (in millions):

	June 30, 2021	December 31, 2020	June 30, 2020
Work in process:
Contract assets and unbilled fees and costs	$577.5	$501.1	$660.6
Media and production costs	540.1	600.1	498.0
	$1,117.6	$1,101.2	$1,158.6
Contract liabilities:
Customer advances	$1,287.2	$1,361.3	$1,070.0
Work in process represents accrued costs incurred on behalf of customers, including media and production costs, and fees and other third-party costs that have not yet been billed. Media and production costs are billed during the production process in accordance with the terms of the client contract. Contract assets primarily include incentive fees, which are not material and will be billed to clients in accordance with the terms of the client contract. Substantially all unbilled fees and costs will be billed within the next 30 days. The contract liability primarily represents advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs that are generally incurred in the near term. No impairment losses to the contract assets were recorded in the three or six months ended June 30, 2021 and 2020.

3. Net Income (Loss) per Share
The computations of basic and diluted net income (loss) per share were (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income (Loss) - Omnicom Group Inc.	$348.2	$(24.2)	$636.0	$234.0

Weighted Average Shares:
Basic	215.4	214.9	215.5	215.8
Dilutive stock options and restricted shares	1.7	0.5	1.5	0.7
Diluted	217.1	215.4	217.0	216.5

Anti-dilutive stock options and restricted shares	0.7	0.8	0.7	0.8

Net Income (Loss) per Share - Omnicom Group Inc.:
Basic	$1.62	$(0.11)	$2.95	$1.08
Diluted	$1.60	$(0.11)	$2.93	$1.08
4. Goodwill and Intangible Assets
Goodwill and intangible assets were (in millions):

	June 30, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$10,253.4	$(530.2)	$9,723.2	$10,141.6	$(531.9)	$9,609.7
Intangible assets:
Purchased and internally developed software	$380.3	$(313.7)	$66.6	$377.6	$(307.0)	$70.6
Customer related and other	740.7	(529.4)	211.3	738.1	(510.2)	227.9
	$1,121.0	$(843.1)	$277.9	$1,115.7	$(817.2)	$298.5
Changes in goodwill were (in millions):

	Six Months Ended June 30,
	2021	2020
January 1	$9,609.7	$9,440.5
Acquisitions	17.8	1.7
Noncontrolling interests in acquired businesses	37.3	—
Contingent purchase price obligations of acquired businesses	88.0	—
Dispositions	(21.6)	(3.1)
Foreign currency translation	(8.0)	(184.0)
June 30	$9,723.2	$9,255.1
5. Debt
Credit Facilities
We maintain a $2.5 billion multi-currency revolving credit facility, or Credit Facility, that matures on February 14, 2025. Additionally, we have uncommitted credit lines aggregating $966.2 million and the ability to issue up to $2 billion of commercial paper. These facilities provide additional liquidity sources for operating capital and general corporate purposes. At June 30, 2021, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. In October 2020, we amended the Credit Facility to increase the maximum Leverage Ratio to 4.0 times through December 31, 2021. At June 30, 2021, we were in compliance with this covenant as our Leverage Ratio was 2.2 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.

Short-Term Debt
Short-term debt at June 30, 2021 and December 31, 2020 of $9.3 million and $3.9 million, respectively, represents bank overdrafts and short-term borrowings primarily of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.
Long-Term Debt
Long-term debt was (in millions):

	June 30, 2021	December 31, 2020
3.625% Senior Notes due 2022	$—	$1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
€500 Million 0.80% Senior Notes due 2027	594.2	611.5
2.45% Senior Notes due 2030	600.0	600.0
4.20% Senior Notes due 2030	600.0	600.0
€500 Million 1.40% Senior Notes due 2031	594.2	611.5
2.60% Senior Notes due 2031	800.0	—
	5,338.4	5,823.0
Unamortized premium (discount), net	(8.9)	(5.1)
Unamortized debt issuance costs	(30.5)	(27.0)
Unamortized deferred gain from settlement of interest rate swaps	1.7	16.4
Long-term debt	$5,300.7	$5,807.3
On April 28, 2021, we issued $800 million 2.60% Senior Notes due August 1, 2031. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $791.7 million. The net proceeds plus cash on hand were used to redeem all the outstanding 3.625% Senior Notes due 2022, or 2022 Notes, in May 2021. In connection with the redemption of the 2022 Notes, we recorded a loss on extinguishment of $26.6 million in interest expense.
The 2.45% Senior Notes, the 4.20% Senior Notes and the 2.60% Senior Notes are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under the 3.65% Senior Notes and the 3.60% Senior Notes. These notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans or advances. Such notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
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
6. Segment Reporting
Our branded agency networks operate in the advertising, marketing and corporate communications services industry, and are organized into agency networks, virtual client networks, regional reporting units and operating groups or practice areas. Our networks, virtual client networks and agencies increasingly share clients and provide clients with integrated services. The main economic components of each agency are employee compensation and related costs and direct service costs and occupancy and other costs which include rent and occupancy costs, technology costs and other overhead expenses. Therefore, given these similarities, we aggregate our operating segments, which are our agency networks, into one reporting segment. During the second quarter of 2021, we reorganized the management of one of our agency networks, effectively combining certain practice areas into a new reporting unit that primarily comprises our Omnicom Public Relations Group practice area. As a result of the reorganization, the number of operating segments increased from five to six in 2021.
The agency networks' regional reporting units comprise three principal regions: the Americas, EMEA and Asia-Pacific. The regional reporting units monitor the performance and are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and, in many cases, the same clients, and have similar economic characteristics.
Revenue and long-lived assets and goodwill by geographic region were (in millions):

	Americas	EMEA	Asia-Pacific
June 30, 2021
Revenue - Three months ended	$2,027.8	$1,096.4	$447.4
Revenue - Six months ended	4,063.6	2,087.6	847.4
Long-lived assets and goodwill	7,689.5	3,091.1	634.5
June 30, 2020
Revenue - Three months ended	$1,718.9	$762.0	$319.8
Revenue - Six months ended	3,787.6	1,740.9	679.1
Long-lived assets and goodwill	7,574.8	2,909.8	638.8
7. Income Taxes
Our effective tax rate for the six months ended June 30, 2021 decreased period-over-period to 25.8% from 30.6%. In the second quarter of 2021, we sold ICON International, or ICON, a wholly owned subsidiary. In connection with the sale, we recorded a pre-tax gain of $50.5 million. The lower effective tax rate for 2021 was predominantly the result of a nominal tax applied against the book gain on the sale of ICON resulting from excess tax over book basis. The effective tax rate for 2020 reflects an increase due to the non-deductibility in certain jurisdictions of a portion of the COVID-19 repositioning charges recorded in the second quarter of 2020.
At June 30, 2021, our unrecognized tax benefits were $182.3 million. Of this amount, approximately $173.4 million would affect our effective tax rate upon resolution of the uncertain tax positions.
8. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit expense were (in millions):

	Six Months Ended June 30,
	2021	2020
Service cost	$2.7	$4.0
Interest cost	1.5	2.5
Expected return on plan assets	(0.5)	(0.5)
Amortization of prior service cost	0.4	0.4
Amortization of actuarial losses	4.6	2.7
	$8.7	$9.1
We contributed $0.3 million and $0.5 million to our defined benefit pension plans in the six months ended June 30, 2021 and 2020, respectively.
Postemployment Arrangements
The components of net periodic benefit expense were (in millions):

	Six Months Ended June 30,
	2021	2020
Service cost	$2.4	$2.3
Interest cost	1.1	1.7
Amortization of prior service cost	2.1	2.1
Amortization of actuarial losses	1.9	1.1
	$7.5	$7.2

9. Disposition of Subsidiary
In the second quarter of 2021, we sold ICON, a specialty media company, to ICON's management team. As a result, we recorded a pre-tax gain of $50.5 million from the sale. As discussed in Note 7, the after-tax gain approximated the pre-tax gain. The disposition of ICON will not have a material impact on our ongoing results of operations or financial position.
10. COVID-19 Repositioning Costs
In the second quarter of 2020, in response to the COVID-19 pandemic, we incurred repositioning costs to align our cost structure and reduce our workforce and facility requirements.
At June 30, 2021 the remaining liability for the COVID-19 repositioning costs was (in millions):

January 1, 2021	$83.8
Payments	(23.4)
June 30, 2021	$60.4
We expect that substantially all the remaining liability will be paid by the end of 2021.
11. Supplemental Cash Flow Data
The change in operating capital was (in millions):

	Six Months Ended June 30,
	2021	2020
(Increase) decrease in accounts receivable	$382.6	$2,349.8
(Increase) decrease in work in process and other current assets	(159.4)	59.1
Increase (decrease) in accounts payable	(1,150.7)	(3,657.1)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(315.0)	(347.4)
Change in other assets and liabilities, net	151.3	9.8
Increase (decrease)	$(1,091.2)	$(1,585.8)

Income taxes paid	$273.9	$93.6
Interest paid	$135.2	$103.9
Supplemental non-cash information related to leases was (in millions):

	Six Months Ended June 30,
	2021	2020
Net increase in lease liability:
Operating leases	$72.7	$84.5
Finance leases	$24.9	$17.2

12. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

13. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes were (in millions):

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Six Months Ended June 30, 2021
January 1	$(20.1)	$(123.2)	$(1,070.5)	$(1,213.8)
Other comprehensive income (loss) before reclassifications	—	—	18.7	18.7
Reclassification from accumulated other comprehensive income (loss)	2.0	5.6	—	7.6
June 30	$(18.1)	$(117.6)	$(1,051.8)	$(1,187.5)

	Six Months Ended June 30, 2020
January 1	$(24.0)	$(112.1)	$(1,061.5)	$(1,197.6)
Other comprehensive income (loss) before reclassifications	—	—	(265.3)	(265.3)
Reclassification from accumulated other comprehensive income (loss)	2.0	4.3	—	6.3
June 30	$(22.0)	$(107.8)	$(1,326.8)	$(1,456.6)
14. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis were (in millions):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$4,388.1			$4,388.1
Marketable equity investments	1.3			1.3
Foreign currency derivatives		$0.3		0.3
Liabilities:
Foreign currency derivatives		$0.3		$0.3
Contingent purchase price obligations			$159.5	159.5

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$5,600.5			$5,600.5
Marketable equity investments	1.6			1.6
Foreign currency derivative instruments		$0.6		0.6
Liabilities:
Foreign currency derivatives		0.3		0.3
Contingent purchase price obligations			$71.9	71.9
Changes in contingent purchase price obligations were (in millions):

	Six Months Ended June 30,
	2021	2020
January 1	$71.9	$107.7
Acquisitions	92.2	10.0
Revaluation and interest	0.9	1.6
Payments	(5.4)	(12.8)
Foreign currency translation	(0.1)	(2.2)
June 30	$159.5	$104.3

The carrying amount and fair value of our financial assets and liabilities were (in millions):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$4,388.1	$4,388.1	$5,600.5	$5,600.5
Marketable equity securities	1.3	1.3	1.6	1.6
Non-marketable equity securities	6.7	6.7	8.9	8.9
Foreign currency derivatives	0.3	0.3	0.6	0.6
Liabilities:
Short-term debt	$9.3	$9.3	$3.9	$3.9
Foreign currency derivatives	0.3	0.3	0.3	0.3
Contingent purchase price obligations	159.5	159.5	71.9	71.9
Long-term debt	5,300.7	5,729.6	5,807.3	6,380.6
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
Impact of the COVID-19 Pandemic on our Business
We experienced an improvement in our business in the second quarter of 2021 as compared to the second quarter of 2020, primarily because the recovery from the COVID-19 pandemic that began in the first quarter of 2021 continued into the second quarter. The second quarter of 2020 was the quarter in which our business was most negatively impacted since the onset of the pandemic, as the COVID-19 pandemic did not significantly impact our major markets and businesses until late in the first quarter of 2020. Accordingly, the recovery from the pandemic in 2021 compared to the prior year's quarter, was significantly greater in the second quarter than the first quarter. Revenue for the six months ended June 30, 2021 increased $791.0 million, or 12.7%, compared to the six months ended June 30, 2020. The increase in revenue primarily reflects an increase in client spending compared to the prior year period and the strengthening of most foreign currencies, primarily the British Pound and the Euro, against the U.S. Dollar.
Global economic conditions will continue to be volatile as long as the COVID-19 pandemic remains a public health threat, including, as a result of new information concerning the severity of the pandemic, government actions to mitigate the effects of the pandemic in the near-term, and the resulting impact on our clients' spending plans. We expect global economic performance and the performance of our businesses to vary by geography and discipline until the impact of the COVID-19 pandemic on the global economy subsides.
Results of Operations for the Six Months Ended June 30, 2021
We are a strategic holding company providing advertising, marketing and corporate communications services to clients through our branded networks and agencies around the world. On a global, pan-regional and local basis, our branded networks and agencies operate in all major markets and provide services in the following fundamental disciplines: advertising, customer relationship management, or CRM, public relations, and healthcare. Advertising includes creative services, as well as strategic media planning and buying and data analytics services. Public relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes advertising and media services to global healthcare clients. In an effort to better capture the expanding scope of our services, effective January 1, 2021, we realigned the classification of certain services primarily within our CRM Consumer Experience discipline. As a result, our CRM discipline has been reclassified into four categories: CRM Precision Marketing, which includes our precision marketing and digital/direct marketing agencies; CRM Commerce and Brand Consulting that is primarily comprised of Omnicom Commerce Group, including our shopper marketing businesses, and our Brand Consulting agencies; CRM Experiential, which includes our experiential marketing agencies and events businesses; and CRM Execution & Support, which includes field marketing, merchandising and point of sale, as well as other specialized marketing and custom communications services. Our business model was built and continues to evolve around our clients. While our networks and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. Our fundamental business principle is that our clients’ specific marketing requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. We use our client-centric approach to grow our business by expanding our service offerings to existing clients, moving into new markets and obtaining new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that typically currently serve or could serve our existing clients.
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the twelve months ended June 30, 2021, our largest client accounted for 3.1% of our revenue and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 54.6% of our revenue. Our business is spread across a number of industry sectors with no one industry comprising more than 16% of our revenue for the six months ended June 30, 2021. Although our revenue is generally balanced between the United States and international markets, and we have a large and diverse client base, we are not immune to general economic downturns.
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

Beginning in March 2020 and continuing through the first quarter of 2021, our business experienced the effects from reductions in client spending due to the economic impact related to the COVID-19 pandemic. While mixed by business and geography, the spending reductions impacted all our businesses and markets. Globally, the most impacted businesses were our CRM Experiential discipline, especially in our event marketing businesses, and our CRM Execution & Support discipline, primarily in field marketing. In the second quarter of 2021, as certain markets continued the recovery from the pandemic that began in the first quarter of 2021, clients substantially increased their spending on our services compared to the prior year period. The economic and fiscal issues, including the impact related to the pandemic, facing the countries we operate in can be expected to continue to cause economic uncertainty and volatility; however, the impact on our business varies by country. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
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
We continually evaluate our portfolio of businesses to identify areas for investment and acquisition opportunities, as well as to identify non-strategic or underperforming businesses for disposition. As discussed below, in the second quarter of 2021, we disposed of our wholly owned subsidiary, ICON International, or ICON, a specialty media business.
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
Revenue for the quarter ended June 30, 2021 increased $770.9 million, or 27.5%, compared to the prior year quarter, as all our markets performed substantially better than the second quarter of 2020, which experienced the most significant decline in revenue since the onset of the COVID-19 pandemic. Changes in foreign exchange rates in the second quarter of 2021 increased revenue 5.4%, acquisition revenue, net of disposition revenue, reduced revenue 2.2% and organic growth increased revenue 24.4%. The reduction in acquisition revenue, net of disposition revenue, for the quarter reflects the sale of ICON. The changes in revenue across our principal regional markets were: North America increased $293.4 million, or 17.6%, Europe increased $316.6 million, or 43.5%, Asia-Pacific increased $127.6 million, or 39.9%, and Latin America increased $15.5 million, or 28.2%. In North America, the increase in organic revenue in all our disciplines, especially in our advertising discipline, which was led by our media businesses, and our CRM Precision Marketing businesses, was partially offset by a decline in acquisition revenue, net of disposition revenue, from the sale of ICON. In Europe, organic revenue increased in all countries and disciplines, especially our advertising discipline, which was led by our media business, and our CRM Execution and Support businesses. The strengthening of the British Pound and the Euro against the U.S. Dollar contributed to increased revenue in the region. In Latin America, revenue increased due to organic growth in all countries in the region, especially Brazil and Mexico, primarily in our advertising discipline and the strengthening of most currencies against the U.S. Dollar. In Asia-Pacific, revenue increased due to strong organic revenue growth in all countries, particularly China, Australia and New Zealand, and in all disciplines. The strengthening of substantially all currencies against the U.S. Dollar contributed to increased revenue in the region. The increase in revenue in the second quarter of 2021 compared to the second quarter of 2020 in our fundamental disciplines was: advertising $484.4 million, CRM Precision Marketing $79.6 million, CRM Commerce and Brand Consulting $33.8 million, CRM Experiential $45.5 million, CRM Execution & Support $58.1 million, public relations $47.8 million and healthcare $21.7 million.
Revenue for the six months ended June 30, 2021 increased $791.0 million, or 12.7%, compared to the six months ended June 30, 2020. Changes in foreign exchange rates increased revenue 4.0%, acquisition revenue, net of disposition revenue, reduced revenue 1.2%, and organic growth increased revenue 10.0%. In the first six months of 2021, our business improved as compared to the same period in 2020. The COVID-19 pandemic did not significantly impact our major markets and businesses until late in the first quarter of 2020. As a result, the improvement in revenue in the first six months of 2021 versus the prior year period was driven by the recovery in the second quarter of 2021 as compared to the second quarter of 2020. The total increase in revenue for the first six months of 2021 versus 2020 was mixed by geography and discipline. Across our principal regional markets, the changes in revenue were: North America increased $268.6 million, or 7.3%, Europe increased $334.3 million, or 20.3%, Asia-Pacific increased $168.3 million, or 24.8%, and Latin America increased $7.4 million, or 5.9%. In North America, improved organic growth in the United States and Canada was partially offset by a decrease in revenue resulting from the disposition of ICON. Organic revenue growth in the United States was led by our advertising discipline on the strength of our media business, CRM Precision Marketing and public relations businesses, partially offset by a decrease in organic revenue growth in our CRM Experiential businesses. In Europe, organic revenue increased in substantially all countries and disciplines, especially our advertising discipline, which was led by our media business, CRM Precision Marketing and public relations businesses. The strengthening of the British Pound and the Euro against the U.S. Dollar contributed to increased revenue in the region. In Latin America, organic growth in all countries in the region, especially Mexico, primarily in our advertising discipline was partially offset by the weakening of the Brazilian Real against the U.S. Dollar. In Asia-Pacific, revenue increased due to strong organic revenue growth in all countries, particularly China, Australia and New Zealand, and in all disciplines. The strengthening of all currencies against the U.S. Dollar contributed to increased revenue in the region. The increase in revenue in the six months of 2021 compared to the six months of 2020 in our fundamental disciplines was: advertising $554.8 million, CRM Precision Marketing $117.0 million, CRM Commerce and Brand Consulting $27.5 million, CRM Experiential $2.6 million, CRM Execution & Support $31.0 million, Public Relations $31.6 million and Healthcare $26.5 million.
We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up the significant portion of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor and third-party service costs, which include third-party supplier costs when we act as principal in providing services to our clients and client-related travel costs. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses.
SG&A expenses increased period-over-period in most categories. SG&A expenses primarily consist of third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, which includes group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.
Operating expenses for the quarter ended June 30, 2021 increased $265.0 million, or 9.7%, period-over-period. Operating expenses for the quarter ended June 30, 2021 include a reduction of $50.5 million related to the gain from the sale of ICON. Salary and service costs, which tend to fluctuate with changes in revenue, increased $572.0 million, or 28.2%, compared to the quarter ended June 30, 2020, reflecting increases in salary and related service costs and third-party service costs of $297.0 million and $275.0 million, respectively. These increases resulted primarily from the increase in organic revenue, as well as the strengthening of most foreign currencies against the U.S. Dollar, especially the British Pound and Euro. The prior year period reflects a reduction in salary and service costs of $49.2 million related to reimbursement and tax credits from governmental programs in several countries. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $3.9 million, or 1.3%, period-over-period, due to the strengthening of most foreign currencies against the U.S. Dollar. For the quarter ended June 30, 2021, operating profit increased $505.9 million to $568.4 million, operating margin increased to 15.9% from 2.2%, and EBITA margin increased to 16.5% from 3.0%, period-over-period. The increase in operating profit, operating margin and EBITA margin reflect the impact of the organic revenue growth, the positive impact of actions taken in the second quarter of 2020 in response to the COVID-19 pandemic, and higher costs recorded in 2020 of $277.9 million related to the COVID-19 repositioning charges. Additionally, operating profit, operating margin and EBITA margin for 2021 were favorably impacted by the $50.5 million gain recorded in connection with the sale of ICON.
Operating expenses for the six months ended June 30, 2021, increased $239.9 million, or 4.2%, period-over-period. Operating expenses for the six months ended June 30, 2021 include a reduction of $50.5 million related to the gain from the sale of ICON. Salary and service costs, which tend to fluctuate with changes in revenue, increased $583.7 million, or 12.8%, compared to the six months of 2020, reflecting increases in salary and related service costs and third-party service costs of $303.8 million and $279.9 million, respectively. These increases resulted primarily from the increase in organic revenue, as well as the strengthening of most foreign currencies against the U.S. Dollar, especially the British Pound and Euro. The prior year period reflects a reduction in salary and service costs of $49.2 million related to reimbursement and tax credits from governmental programs in several countries. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $14.1 million, or 2.4%, period-over-period reflecting the positive effects of actions taken in the second quarter of 2020 in response to the COVID-19 pandemic to manage our costs, which were substantially offset by the strengthening of most foreign currencies against the U.S. Dollar. For the six months ended June 30, 2021, operating profit increased $551.1 million to $1,033.8 million, operating margin increased to 14.8% from 7.8% and EBITA margin increased to 15.4% from 8.5%. The increase in operating profit, operating margin and EBITA margin reflect the impact of the organic revenue growth, the positive impact of actions taken in the second quarter of 2020 in response to the COVID-19 pandemic, and higher costs recorded in 2020 of $277.9 million related to the COVID-19 repositioning charges. Additionally, operating profit, operating margin and EBITA margin for 2021 were favorably impacted by the $50.5 million gain recorded in connection with the sale of ICON.
In the second quarter of 2021, in connection with the sale of ICON, we recorded a pre-tax gain of $50.5 million. The sale of ICON is part of our continuing realignment of our portfolio of businesses and is consistent with our strategic plan and investment priorities. The disposition is not expected to have a material impact on our ongoing results of operations or financial position. Going forward, the anticipated level of disposition activity is expected to be limited, and we expect to be principally focused on acquisition opportunities.
Net interest expense in the second quarter of 2021 increased $26.3 million period-over-period to $73.5 million. Net interest expense in the six months of 2021 increased $28.0 million period-over-period to $121.0 million. Interest expense on debt in the second quarter of 2021 increased $25.7 million to $74.7 million and increased $19.7 million to $122.6 million in the six months of 2021, primarily arising from a loss of $26.6 million on the early redemption in May 2021 of all the outstanding $1.250 billion principal amount of 3.625% Senior Notes due 2022, or 2022 Notes. In April 2021, we issued $800 million of 2.60% Senior Notes due 2031, or 2031 Notes. The proceeds from the issuance plus cash on hand were used to redeem the 2022 Notes. The impact of this refinancing activity reduced our leverage that increased in the second quarter of 2020 from the issuance of $600 million of 4.20% Senior Notes due 2030, or 2030 Notes, to increase our liquidity in response to the COVID-19 pandemic, and is expected to result in lower interest expense for the remainder of 2021 as compared to the prior year periods. Interest income in the second quarter of 2021 increased $0.3 million period-over-period to $6.8 million and in the six months of 2021 decreased $6.1 million period-over-period to $13.1 million.
Our effective tax rate for the six months ended June 30, 2021 decreased period-over-period to 25.8% from 30.6%. In connection with the sale of ICON in the second quarter of 2021, we recorded a pre-tax gain of $50.5 million. The lower effective tax rate for 2021 was predominantly the result of a nominal tax applied against the book gain on the sale of ICON resulting from excess tax over book basis. The effective tax rate for 2020 reflects an increase due to the non-deductibility in certain jurisdictions of a portion of the COVID-19 repositioning charges recorded in the second quarter of 2020. Our effective tax rate for the six months ended June 30, 2021 would have been in line with our expectations except for the nominal tax on the pre-tax ICON gain of $50.5 million.
Net income - Omnicom Group Inc. for the second quarter of 2021 was $348.2 million, as compared to the net loss of $24.2 million in the second quarter of 2020. Net income - Omnicom Group Inc. in the six months of 2021 increased $402.0 million to $636.0 million from $234.0 million in the six months of 2020. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. for the second quarter of 2021 was $1.60, as compared to a diluted loss per share of $0.11 in the second quarter of 2020. Diluted net income per share - Omnicom Group Inc. increased to $2.93 in the six months of 2021, as compared to $1.08 in the six months of 2020. The period-over-period change was due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from the resumption of repurchases of our common stock in the second quarter of 2021, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan.
The combined effect of the after-tax gain from the sale of ICON and the loss on the early redemption of the 2022 Notes increased net income - Omnicom Group Inc. for both the second quarter and six months of 2021 by $31.0 million and increased diluted net income per share - Omnicom Group Inc. for both the second quarter and six months of 2021 by $0.14. The effect of the COVID-19 repositioning charges in 2020 decreased net income - Omnicom Group Inc. for both the second quarter and six months of 2020 by $233.1 million and decreased net diluted income per share - Omnicom Group Inc. for both the second quarter and six months of 2020 by $1.03.

RESULTS OF OPERATIONS - Second Quarter 2021 Compared to Second Quarter 2020 (in millions):

	2021	2020
Revenue	$3,571.6	$2,800.7
Operating Expenses:
Salary and service costs	2,603.1	2,031.1
Occupancy and other costs	293.9	290.0
Gain on disposition of subsidiary	(50.5)	—
COVID-19 repositioning costs	—	277.9
Cost of services	2,846.5	2,599.0
Selling, general and administrative expenses	103.2	82.1
Depreciation and amortization	53.5	57.1
	3,003.2	2,738.2
Operating Profit	568.4	62.5
Operating Margin %	15.9%	2.2%
Interest Expense	80.3	53.7
Interest Income	6.8	6.5
Income Before Income Taxes and Income (Loss) From Equity Method Investments	494.9	15.3
Income Tax Expense	123.2	21.9
Income (Loss) From Equity Method Investments	(0.1)	(7.8)
Net Income (Loss)	371.6	(14.4)
Net Income Attributed To Noncontrolling Interests	23.4	9.8
Net Income (Loss) - Omnicom Group Inc.	$348.2	$(24.2)
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	2021	2020
Net Income (Loss) - Omnicom Group Inc.	$348.2	$(24.2)
Net Income Attributed To Noncontrolling Interests	23.4	9.8
Net Income (Loss)	371.6	(14.4)
Income (Loss) From Equity Method Investments	(0.1)	(7.8)
Income Tax Expense	123.2	21.9
Income Before Income Taxes and Income (Loss) From Equity Method Investments	494.9	15.3
Interest Expense	80.3	53.7
Interest Income	6.8	6.5
Operating Profit	568.4	62.5
Add back: Amortization of intangible assets	21.2	21.4
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$589.6	$83.9

Revenue	$3,571.6	$2,800.7
EBITA	$589.6	$83.9
EBITA Margin %	16.5%	3.0%

Revenue
Revenue for the quarter ended June 30, 2021 increased $770.9 million, or 27.5%, compared to the prior year quarter, as all our markets performed substantially better than the second quarter of 2020, which experienced the most significant decline in revenue since the onset of the COVID-19 pandemic. Changes in foreign exchange rates in the second quarter of 2021 increased revenue 5.4%, acquisition revenue, net of disposition revenue, reduced revenue 2.2% and organic growth increased revenue 24.4%. The reduction in acquisition revenue, net of disposition revenue, for the quarter reflects the sale of ICON. The changes in revenue across our principal regional markets were: North America increased $293.4 million, or 17.6%, Europe increased $316.6 million, or 43.5%, Asia-Pacific increased $127.6 million, or 39.9%, and Latin America increased $15.5 million, or 28.2%. In North America, the increase in organic revenue in all our disciplines, especially in our advertising discipline, which was led by our media businesses, and our CRM Precision Marketing businesses, was partially offset by a decline in acquisition revenue, net of disposition revenue, from the sale of ICON. In Europe, organic revenue increased in all countries and disciplines, especially our advertising discipline, which was led by our media business, and our CRM Execution and Support businesses. The strengthening of the British Pound and the Euro against the U.S. Dollar contributed to increased revenue in the region. In Latin America, revenue increased due to organic growth in all countries in the region, especially Brazil and Mexico, primarily in our advertising discipline and the strengthening of most currencies against the U.S. Dollar. In Asia-Pacific, revenue increased due to strong organic revenue growth in all countries, particularly China, Australia and New Zealand, and in all disciplines. The strengthening of substantially all currencies against the U.S. Dollar contributed to increased revenue in the region. The increase in revenue in the second quarter of 2021 compared to the second quarter of 2020 in our fundamental disciplines was: advertising $484.4 million, CRM Precision Marketing $79.6 million, CRM Commerce and Brand Consulting $33.8 million, CRM Experiential $45.5 million, CRM Execution & Support $58.1 million, public relations $47.8 million and healthcare $21.7 million.
The components of revenue change for the second quarter of 2021 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
June 30, 2020	$2,800.7		$1,587.4		$1,213.3
Components of revenue change:
Foreign exchange rate impact	150.8	5.4%	—	—%	150.8	12.4%
Acquisition revenue, net of disposition revenue	(62.0)	(2.2)%	(62.5)	(3.9)%	0.5	—%
Organic growth	682.1	24.4%	315.8	19.9%	366.3	30.2%
June 30, 2021	$3,571.6	27.5%	$1,840.7	16.0%	$1,730.9	42.7%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,420.8 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,571.6 million less $3,420.8 million for the Total column).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($2,800.7 million for the Total column).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at July 15, 2021 remain unchanged, we expect the impact of changes in foreign exchange rates to increase revenue approximately 1.5% in the third quarter of 2021, and by approximately 2.5% for the full year. Based on our acquisition and disposition activity to date, we expect that the net impact will reduce revenue by between 6% and 7% for the third and fourth quarters of 2021 and 4% for the full year.

Revenue and organic growth in our principal regional markets were (in millions):

	Three Months Ended June 30,
	2021	2020	$ Change	% Organic Growth
Americas:
North America	$1,957.4	$1,664.0	$293.4	20.7%
Latin America	70.4	54.9	15.5	20.8%
EMEA:
Europe	1,044.1	727.5	316.6	30.6%
Middle East and Africa	52.3	34.5	17.8	42.8%
Asia-Pacific	447.4	319.8	127.6	27.9%
	$3,571.6	$2,800.7	$770.9	24.4%
Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, increased $316.6 million for the second quarter of 2021. Revenue in the U.K., representing 10.6% of consolidated revenue, increased $114.2 million. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 18.6% of consolidated revenue, increased $202.4 million. The increase in revenue is due to strong organic growth in all countries and disciplines, as well as the continued strengthening of the British Pound and Euro against the U.S. Dollar.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. For the twelve months ended June 30, 2021 and 2020, our largest client represented 3.1% and 3.2% of revenue, respectively. Our ten largest and 100 largest clients represented 21.8% and 54.6% of revenue for the twelve months ended June 30, 2021, respectively, and 19.9% and 51.3% of revenue for the for the twelve months ended June 30, 2020, respectively.
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
Although all our disciplines improved as compared to the second quarter of 2020, certain of our businesses and markets continue to experience the effects of client spending reductions related to the COVID-19 pandemic. Among the most impacted businesses were our CRM Experiential discipline, especially in our event marketing businesses, and our CRM Execution & Support discipline, primarily in our field marketing businesses. Revenue and organic growth by discipline were (in millions):

	Three Months Ended June 30,
	2021		2020		2021 vs. 2020
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$2,014.5	56.4%	$1,530.1	54.6%	$484.4	29.8%
CRM Precision Marketing	293.6	8.2%	214.0	7.6%	79.6	25.0%
CRM Commerce and Brand Consulting	221.5	6.2%	187.7	6.7%	33.8	15.2%
CRM Experiential	124.0	3.5%	78.5	2.8%	45.5	53.0%
CRM Execution & Support	250.9	7.0%	192.8	6.9%	58.1	22.7%
Public Relations	345.9	9.7%	298.1	10.7%	47.8	15.1%
Healthcare	321.2	9.0%	299.5	10.7%	21.7	4.5%
	$3,571.6		$2,800.7		$770.9	24.4%

We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Three Months Ended June 30,
	2021	2020
Food and Beverage	14%	14%
Consumer Products	9%	9%
Pharmaceuticals and Healthcare	16%	18%
Financial Services	7%	8%
Technology	10%	9%
Auto	10%	9%
Travel and Entertainment	7%	6%
Telecommunications	5%	6%
Retail	7%	6%
Services	2%	2%
Oil, Gas and Utilities	2%	2%
Not-for-Profit	1%	1%
Government	3%	3%
Education	1%	1%
Other	6%	6%
	100%	100%
In 2020, certain industry sectors were more negatively affected by the impact of the COVID-19 pandemic than others.
Operating Expenses
Operating expenses were (in millions):

	Three Months Ended June 30,
	2021		2020		2021 vs. 2020
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,571.6		$2,800.7		$770.9	27.5%
Operating Expenses:
Salary and service costs:
Salary and related service costs	1,721.7	48.2%	1,424.7	50.9%	297.0	20.8%
Third-party service costs	881.4	24.7%	606.4	21.7%	275.0	45.3%
	2,603.1	72.9%	2,031.1	72.5%	572.0	28.2%
Occupancy and other costs	293.9	8.2%	290.0	10.4%	3.9	1.3%
Gain on disposition of subsidiary	(50.5)	(1.4)%	—		(50.5)
COVID-19 repositioning costs	—		277.9	9.9%	(277.9)
Cost of services	2,846.5		2,599.0		247.5	9.5%
Selling, general and administrative expenses	103.2	2.9%	82.1	2.9%	21.1	25.7%
Depreciation and amortization	53.5	1.5%	57.1	2.0%	(3.6)	(6.3)%
	3,003.2	84.1%	2,738.2	97.8%	265.0	9.7%
Operating Profit	$568.4	15.9%	$62.5	2.2%	$505.9	809.4%
Operating expenses for the quarter ended June 30, 2021 increased $265.0 million, or 9.7%, period-over-period. Operating expenses for the quarter ended June 30, 2021 include a reduction of $50.5 million related to the gain from the sale of ICON. Salary and service costs, which tend to fluctuate with changes in revenue, increased $572.0 million, or 28.2%, compared to the quarter ended June 30, 2020, reflecting increases in salary and related service costs and third-party service costs of $297.0 million and $275.0 million, respectively. These increases resulted primarily from the increase in organic revenue, as well as the strengthening of most foreign currencies against the U.S. Dollar, especially the British Pound and Euro. The prior year period reflects a reduction in salary and service costs of $49.2 million related to reimbursement and tax credits from governmental programs in several countries. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $3.9 million, or 1.3%, period-over-period, due to the strengthening of most foreign currencies against the U.S. Dollar. For the quarter ended June 30, 2021, operating profit increased $505.9 million to $568.4 million, operating margin increased to 15.9% from 2.2%, and EBITA margin increased to 16.5% from 3.0%, period-over-period. The increase in operating profit, operating margin and EBITA margin reflect the impact of the organic revenue growth, the positive impact of actions taken in the second quarter of 2020 in response to the COVID-19 pandemic, and higher costs recorded in 2020 of $277.9 million related to the COVID-19 repositioning charges. Additionally, operating profit, operating margin and EBITA margin for 2021 were favorably impacted by the $50.5 million gain recorded in connection with the sale of ICON.
Net Interest Expense
Net interest expense in the second quarter of 2021 increased $26.3 million period-over-period to $73.5 million. Interest expense on debt in the second quarter of 2021 increased $25.7 million to $74.7 million, primarily arising from a loss of $26.6 million on the early redemption in May 2021 of all the outstanding $1.250 billion of 2022 Notes. In April 2021, we issued $800 million of 2031 Notes. The proceeds from the issuance plus cash on hand were used to redeem the 2022 Notes. The impact of this refinancing activity reduced our leverage that increased in the second quarter of 2020 from the issuance of the $600 million of 2030 Notes, to increase our liquidity in response to the COVID-19 pandemic, and is expected to result in lower interest expense for the remainder of 2021 as compared to the prior year periods. Interest income in the second quarter of 2021 increased $0.3 million period-over-period to $6.8 million.
Income Taxes
Income tax expense for the second quarter of 2021 was $123.2 million, as compared to $21.9 million for the prior year period. In connection with the sale of ICON in the second quarter of 2021, we recorded a pre-tax gain of $50.5 million. In the second quarter of 2021, we applied a nominal tax against the book gain on sale of ICON resulting from excess tax over book basis. The effective tax rate for 2020 reflects an increase due to the non-deductibility in certain jurisdictions of a portion of the COVID-19 repositioning charges recorded in the second quarter of 2020.
Net Income (Loss) and Net Income (Loss) Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. for the second quarter of 2021 was $348.2 million, as compared to a net loss of $24.2 million in the second quarter of 2020. The period-over-period increase is due to the factors described above. Diluted income per share - Omnicom Group Inc. for the second quarter of 2021 was $1.60, as compared to a diluted loss per share of $0.11 in the second quarter of 2020. The period-over-period change was due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from the resumption of repurchases of our common stock in the second quarter of 2021, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan.
The combined effect of the after-tax gain from the sale of ICON and the loss on the early redemption of the 2022 Notes increased net income - Omnicom Group Inc. for the second quarter of 2021 by $31.0 million and increased diluted net income per share - Omnicom Group Inc. for the second quarter 2021 by $0.14. The effect of the COVID-19 repositioning charges in 2020 decreased net income - Omnicom Group Inc. for the second quarter of 2020 by $233.1 million and decreased diluted net income per share - Omnicom Group Inc. for the second quarter of 2020 by $1.03.

RESULTS OF OPERATIONS - Six Months of 2021 Compared to Six Months of 2020 (in millions):

	2021	2020
Revenue	$6,998.6	$6,207.6
Operating Expenses:
Salary and service costs	5,148.1	4,564.4
Occupancy and other costs	585.5	599.6
Gain on disposition of subsidiary	(50.5)	—
COVID-19 repositioning costs	—	277.9
Cost of services	5,683.1	5,441.9
Selling, general and administrative expenses	174.9	168.9
Depreciation and amortization	106.8	114.1
	5,964.8	5,724.9
Operating Profit	1,033.8	482.7
Operating Margin %	14.8%	7.8%
Interest Expense	134.1	112.2
Interest Income	13.1	19.2
Income Before Income Taxes and Income (Loss) From Equity Method Investments	912.8	389.7
Income Tax Expense	235.2	119.3
Income (Loss) From Equity Method Investments	(0.1)	(13.0)
Net Income	677.5	257.4
Net Income Attributed To Noncontrolling Interests	41.5	23.4
Net Income - Omnicom Group Inc.	$636.0	$234.0
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	2021	2020
Net Income - Omnicom Group Inc.	$636.0	$234.0
Net Income Attributed To Noncontrolling Interests	41.5	23.4
Net Income	677.5	257.4
Income (Loss) From Equity Method Investments	(0.1)	(13.0)
Income Tax Expense	235.2	119.3
Income Before Income Taxes and Income (Loss) From Equity Method Investments	912.8	389.7
Interest Expense	134.1	112.2
Interest Income	13.1	19.2
Operating Profit	1,033.8	482.7
Add back: Amortization of intangible assets	41.1	42.2
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$1,074.9	$524.9

Revenue	$6,998.6	$6,207.6
EBITA	$1,074.9	$524.9
EBITA Margin %	15.4%	8.5%

Revenue
Revenue for the six months ended June 30, 2021 increased $791.0 million, or 12.7%, compared to the six months ended June 30, 2020. Changes in foreign exchange rates increased revenue 4.0%, acquisition revenue, net of disposition revenue, reduced revenue 1.2%, and organic growth increased revenue 10.0%. In the first six months of 2021, our business improved as compared to the same period in 2020. The COVID-19 pandemic did not significantly impact our major markets and businesses until late in the first quarter of 2020. As a result, the improvement in revenue in the first six months of 2021 versus the prior year period was driven by the recovery in the second quarter of 2021 as compared to the second quarter of 2020. The total increase in revenue for the first six months of 2021 versus 2020 was mixed by geography and discipline. Across our principal regional markets, the changes in revenue were: North America increased $268.6 million, or 7.3%, Europe increased $334.3 million, or 20.3%, Asia-Pacific increased $168.3 million, or 24.8%, and Latin America increased $7.4 million, or 5.9%. In North America, improved organic growth in the United States and Canada was partially offset by a decrease in revenue resulting from the disposition of ICON. Organic revenue growth in the United States was led by our advertising discipline on the strength of our media business, CRM Precision Marketing and public relations businesses, partially offset by a decrease in organic revenue growth in our CRM Experiential businesses. In Europe, organic revenue increased in substantially all countries and disciplines, especially our advertising discipline, which was led by our media business, CRM Precision Marketing and public relations businesses. The strengthening of the British Pound and the Euro against the U.S. Dollar contributed to increased revenue in the region. In Latin America, organic growth in all countries in the region, especially Mexico, primarily in our advertising discipline was partially offset by the weakening of the Brazilian Real against the U.S. Dollar. In Asia-Pacific, revenue increased due to strong organic revenue growth in all countries, particularly China, Australia and New Zealand, and in all disciplines. The strengthening of all currencies against the U.S. Dollar contributed to increased revenue in the region. The increase in revenue in the six months of 2021 compared to the six months of 2020 in our fundamental disciplines was: advertising $554.8 million, CRM Precision Marketing $117.0 million, CRM Commerce and Brand Consulting $27.5 million, CRM Experiential $2.6 million, CRM Execution & Support $31.0 million, Public Relations $31.6 million and Healthcare $26.5 million.
The components of revenue change for the six months of 2021 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
June 30, 2020	$6,207.6		$3,481.7		$2,725.9
Components of revenue change:
Foreign exchange rate impact	246.5	4.0%	—	—%	246.5	9.0%
Acquisition revenue, net of disposition revenue	(77.0)	(1.2)%	(70.3)	(2.0)%	(6.7)	(0.2)%
Organic growth	621.5	10.0%	297.5	8.5%	324.0	11.9%
June 30, 2021	$6,998.6	12.7%	$3,708.9	6.5%	$3,289.7	20.7%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $6,752.1 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($6,998.6 million less $6,752.1 million for the Total column).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($6,207.6 million for the Total column).

Revenue and organic growth in our principal regional markets were (in millions):

	Six Months Ended June 30,
	2021	2020	$ Change	% Organic Growth
Americas:
North America	$3,929.9	$3,661.3	$268.6	8.8%
Latin America	133.7	126.3	7.4	7.7%
EMEA:
Europe	1,985.1	1,650.8	334.3	11.0%
Middle East and Africa	102.5	90.1	12.4	10.1%
Asia-Pacific	847.4	679.1	168.3	14.4%
	$6,998.6	$6,207.6	$791.0	10.0%
Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, increased $334.3 million for the six months of 2021 as compared to the prior year period. Revenue in the U.K., representing 10.5% of total revenue, increased $125.7 million. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 17.8% of total revenue, increased $208.6 million. The increase in revenue is due to strong organic growth in all countries and disciplines, as well as the continued strengthening of the British Pound and Euro against the U.S. Dollar.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the six months of 2021 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients.
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
Certain of our businesses and markets continue to experience the effects of client spending reductions related to the COVID-19 pandemic. Among the most impacted businesses were our CRM Experiential discipline, especially in our event marketing businesses, and our CRM Execution & Support discipline, primarily in our field marketing businesses. Revenue and organic growth by discipline were (in millions):

	Six Months Ended June 30,
	2021		2020		2021 vs. 2020
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$4,018.2	57.4%	$3,463.4	55.8%	$554.8	13.9%
CRM Precision Marketing	563.0	8.1%	446.0	7.2%	117.0	15.8%
CRM Commerce and Brand Consulting	436.1	6.2%	408.6	6.6%	27.5	4.7%
CRM Experiential	212.4	3.0%	209.8	3.4%	2.6	(1.0)%
CRM Execution & Support	497.5	7.1%	466.5	7.5%	31.0	1.6%
Public Relations	663.4	9.5%	631.8	10.2%	31.6	5.3%
Healthcare	608.0	8.7%	581.5	9.3%	26.5	2.3%
	$6,998.6		$6,207.6		$791.0	10.0%

We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Six Months Ended June 30,
	2021	2020
Food and Beverage	14%	14%
Consumer Products	8%	8%
Pharmaceuticals and Healthcare	16%	16%
Financial Services	7%	8%
Technology	9%	8%
Auto	10%	10%
Travel and Entertainment	9%	8%
Telecommunications	5%	6%
Retail	7%	6%
Services	2%	2%
Oil, Gas and Utilities	1%	2%
Not-for-Profit	1%	1%
Government	3%	3%
Education	1%	1%
Other	7%	7%
	100%	100%
In 2020, certain industry sectors were more negatively affected by the impact of the COVID-19 pandemic than others.

Operating Expenses
Operating expenses were (in millions):

	Six Months Ended June 30,
	2021		2020		2021 vs. 2020
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$6,998.6		$6,207.6		$791.0	12.7%
Operating Expenses:
Salary and service costs:
Salary and related service costs	3,370.9	48.2%	3,067.1	49.4%	303.8	9.9%
Third-party service costs	1,777.2	25.4%	1,497.3	24.1%	279.9	18.7%
	5,148.1	73.6%	4,564.4	73.5%	583.7	12.8%
Occupancy and other costs	585.5	8.4%	599.6	9.7%	(14.1)	(2.4)%
Gain on sale of subsidiary	(50.5)	(0.7)%	—		(50.5)
COVID-19 repositioning costs	—		277.9	4.5%	(277.9)
Cost of services	5,683.1		5,441.9		241.2	4.4%
Selling, general and administrative expenses	174.9	2.5%	168.9	2.7%	6.0	3.6%
Depreciation and amortization	106.8	1.5%	114.1	1.8%	(7.3)	(6.4)%
	5,964.8	85.2%	5,724.9	92.2%	239.9	4.2%
Operating Profit	$1,033.8	14.8%	$482.7	7.8%	$551.1	114.2%
Operating expenses for the six months ended June 30, 2021, increased $239.9 million, or 4.2%, period-over-period. Operating expenses for the six months ended June 30, 2021 include a reduction of $50.5 million related to the gain from the sale of ICON. Salary and service costs, which tend to fluctuate with changes in revenue, increased $583.7 million, or 12.8%, compared to the six months of 2020, reflecting increases in salary and related service costs and third-party service costs of $303.8 million and $279.9 million, respectively. These increases resulted primarily from the increase in organic revenue, as well as the strengthening of most foreign currencies against the U.S. Dollar, especially the British Pound and Euro. The prior year period reflects a reduction in salary and service costs of $49.2 million related to reimbursement and tax credits from governmental programs in several countries. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $14.1 million, or 2.4%, period-over-period reflecting the positive effects of actions taken in the second quarter of 2020 in response to the COVID-19 pandemic to manage our costs, which were substantially offset by the strengthening of most foreign currencies against the U.S. Dollar. For the six months ended June 30, 2021, operating profit increased $551.1 million to $1,033.8 million, operating margin increased to 14.8% from 7.8% and EBITA margin increased to 15.4% from 8.5%. The increase in operating profit, operating margin and EBITA margin reflect the impact of the organic revenue growth, the positive impact of actions taken in the second quarter of 2020 in response to the COVID-19 pandemic, and higher costs recorded in 2020 of $277.9 million related to the COVID-19 repositioning charges. Additionally, operating profit, operating margin and EBITA margin for 2021 were favorably impacted by the $50.5 million gain recorded in connection with the sale of ICON.
Net Interest Expense
Net interest expense in the six months of 2021 increased $28.0 million period-over-period to $121.0 million. Interest expense on debt in the six months of 2021 increased $19.7 million to $122.6 million, primarily arising from a loss of $26.6 million on the early redemption in May 2021 of all the outstanding $1.250 billion of 2022 Notes. In April 2021, we issued $800 million of 2031 Notes. The proceeds from the issuance plus cash on hand were used to redeem the 2022 Notes. The impact of this refinancing activity reduced our leverage that increased in the second quarter of 2020 from the issuance of the $600 million of 2030 Notes, to increase our liquidity in response to the COVID-19 pandemic, and is expected to result in lower interest expense for the remainder of 2021 as compared to the prior year periods. Interest income in the six months of 2021 decreased $6.1 million period-over-period to $13.1 million.
Income Taxes
Our effective tax rate for the six months ended June 30, 2021 decreased period-over-period to 25.8% from 30.6%. In connection with the sale of ICON in the second quarter of 2021, we recorded a pre-tax gain of $50.5 million. The lower effective tax rate for 2021 was predominantly the result of a nominal tax applied against the book gain on sale of ICON resulting from excess tax over book basis. The effective tax rate for 2020 reflects an increase due to the non-deductibility in certain jurisdictions of a portion of the COVID-19 repositioning charges recorded in the second quarter of 2020. Our effective tax rate for the six months ended June 30, 2021 would have been in line with our expectations except for the nominal tax on the pre-tax ICON gain of $50.5 million.
Net Income and Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the six months of 2021 increased $402.0 million to $636.0 million from $234.0 million in the six months of 2020. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased to $2.93 in the six months of 2021, compared to $1.08 in the six months of 2020, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from the resumption of repurchases of our common stock in the second quarter of 2021, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan.
The combined effect of the after-tax gain from the sale of ICON and the loss on the early redemption of the 2022 Notes increased net income - Omnicom Group Inc. for the six months of 2021 by $31.0 million and increased diluted net income per share - Omnicom Group Inc. for the six months of 2021 by $0.14. The effect of the COVID-19 repositioning charges in 2020 decreased net income - Omnicom Group Inc. for the six months of 2020 by $233.1 million and decreased diluted net income per share - Omnicom Group Inc. for the six months of 2020 by $1.03.
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
We evaluate goodwill for impairment at least annually at the end of the second quarter of the year and whenever events or circumstances indicate the carrying value may not be recoverable. Under FASB ASC Topic 350, Intangibles - Goodwill and Other, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to the goodwill impairment test. We performed the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. During the second quarter of 2021, we reorganized the management of one of our agency networks, effectively combining certain practice areas into a new reporting unit that primarily comprises our Omnicom Public Relations Group practice area. As a result of the reorganization, the number of operating segments increased from five to six in 2021. We identified our regional reporting units as components of our operating segments, which are our six global agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our key client matrix organization structure for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and in FASB ASC Topic 350. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics. The main economic components of each agency are employee compensation and related costs and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our virtual client network strategy.
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
At June 30, 2021 we adjusted our assumptions to reflect the economic conditions in light of the impact on our business related to the COVID-19 pandemic.
The assumptions used for the long-term growth rate and WACC in our evaluations as of June 30, 2021 and 2020 were:

	2021	2020
Long-Term Growth Rate	3.5%	3.0%
WACC	9.8% - 10.4%	10.6% - 10.8%
Long-term growth rate represents our estimate of the long-term growth rate for our industry and the markets of the global economy we operate in. For the past ten years, the average historical revenue growth rate of our reporting units and the Average Nominal GDP, or NGDP, growth of the countries comprising the major markets that account for substantially all of our revenue was approximately 3.2% and 3.4%, respectively. We considered this history when determining the long-term growth rates used in our annual impairment test at June 30, 2021, and included in the 10-year history is the full year 2020 that reflected the impact of the COVID-19 pandemic on the global economy. We believe marketing expenditures over the long term have a high correlation to NGDP. Based on our historical performance, we also believe that our long-term growth rate will exceed NGDP growth in the short-term in the markets we operate in, which are similar across our reporting units. Accordingly, for our annual test as of June 30, 2021, we used an estimated long-term growth rate of 3.5%.
When performing the annual impairment test as of June 30, 2021 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2021. In the first half of 2021, our revenue increased 10.0%, which excluded our net disposition activity and the impact from changes in foreign exchange rates.

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
Our six reporting units vary in size with respect to revenue and the amount of debt allocated to them. These differences drive variations in fair value among our reporting units. In addition, these differences as well as differences in book value, including goodwill, cause variations in the amount by which fair value exceeds book value among the reporting units. The reporting unit goodwill balances and debt vary by reporting unit primarily because our three legacy agency networks were acquired at the formation of Omnicom and were accounted for as a pooling of interests that did not result in any additional debt or goodwill being recorded. The remaining three agency networks were built through a combination of internal growth and acquisitions that were accounted for using the acquisition method and as a result, they have a relatively higher amount of goodwill and debt. Finally, the allocation of goodwill when components are transferred between reporting units is based on relative fair value at the time of transfer.
Goodwill Impairment Review - Conclusion
Based on the results of our impairment test, we concluded that our goodwill at June 30, 2021 was not impaired, because the fair value of each of our reporting units was in excess of its respective net book value. For our reporting units with negative book value, we concluded that the fair value of their total assets was in excess of book value. The minimum decline in fair value that one of our reporting units would need to experience in order to fail the goodwill impairment test was approximately 34%. Notwithstanding our belief that the assumptions we used for WACC and long-term growth rate in our impairment testing were reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis on our impairment test as of June 30, 2021 revealed that if the WACC increased by 1% and/or the long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be in excess of its respective net book value and would pass the impairment test.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Our primary liquidity sources are our operating cash flow and cash and cash equivalents. Additional liquidity sources include our $2.5 billion multi-currency revolving credit facility, or Credit Facility, maturing on February 14, 2025, uncommitted credit lines aggregating $966.2 million, and the ability to issue up to $2 billion of commercial paper and access the capital markets. Our liquidity funds our non-discretionary cash requirements and our discretionary spending.
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

Cash and cash equivalents decreased $1,212.4 million from December 31, 2020. During the first six months of 2021, we used $295.7 million of cash in operating activities, which included the use for operating capital of $1,091.2 million, primarily related to our typical working capital requirement during the period and the impact of foreign exchange rate changes, as compared to the prior year period. Our discretionary spending for the first six months of 2021 was $487.3 million as compared to $580.6 million for the first six months of 2020. Discretionary spending for the first six months of 2021 is comprised of: capital expenditures of $22.9 million; dividends paid to common shareholders of $292.4 million; dividends paid to shareholders of noncontrolling interests of $38.6 million; repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $94.7 million; and acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, net of cash acquired, of $38.7 million. In addition, the impact of foreign exchange rate changes reduced cash and cash equivalents by $23.6 million.
Cash Management
Our regional treasury centers in North America, Europe and Asia manage our cash and liquidity. Each day, operations with excess funds invest those funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. Treasury centers with excess cash invest on a short-term basis with third parties, generally with maturities ranging from overnight to less than 90 days. Certain treasury centers have notional pooling arrangements that are used to manage their cash and set-off foreign exchange imbalances. The arrangements require each treasury center to have its own notional pool account and to maintain a notional positive account balance. Additionally, under the terms of the arrangement, set-off of foreign exchange positions are limited to the long and short positions within their own account. To the extent that our treasury centers require liquidity, they have the ability to issue up to a total of $2 billion of U.S. Dollar-denominated commercial paper or borrow under the Credit Facility, or the uncommitted credit lines. This process enables us to manage our debt more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate imbalances. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines. We have a policy governing counterparty credit risk with financial institutions that hold our cash and cash equivalents and we have deposit limits for each institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of institutions that are party to the Credit Facility. These institutions generally have credit ratings equal to or better than our credit ratings. In countries where we do not conduct treasury operations, all cash and cash equivalents are held by counterparties that meet specific minimum credit standards
At June 30, 2021, our foreign subsidiaries held approximately $1.9 billion of our total cash and cash equivalents of $4.4 billion. Most of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
At June 30, 2021, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents increased to $921.9 million as compared to $210.7 million at December 31, 2020. The increase in net debt primarily resulted from the use of cash of $1,091.2 million for operating capital principally related to our typical working capital requirements during the period. In addition, the impact of foreign exchange rate changes decreased cash and cash equivalents by $23.6 million, as compared to December 31, 2020. Net debt decreased $1.5 billion from $2.4 billion at June 30, 2020 due to conservative management of our cash during the COVID-19 pandemic, including the suspension of share buybacks through the first quarter of 2021, and the impact of our refinancing activity in the second quarter of 2021 discussed below.
The components of net debt were (in millions):

	June 30, 2021	December 31, 2020	June 30, 2020
Short-term debt	$9.3	$3.9	$6.4
Long-term debt	5,300.7	5,807.3	5,714.1
Total debt	5,310.0	5,811.2	5,720.5
Less: Cash and cash equivalents and short-term investments	4,388.1	5,600.5	3,281.0
Net debt	$921.9	$210.7	$2,439.5
In April 2021, we issued $800 million of the 2031 Notes. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $791.7 million. The net proceeds plus cash on hand were used to redeem all the outstanding $1.250 billion of 2022 Notes in May 2021. In connection with the redemption of the 2022 Notes, we recorded a loss on extinguishment of $26.6 million in interest expense. The impact of this refinancing activity reduced our leverage that had increased from the issuance of $600 million of 2030 Notes in the second quarter of 2020 to increase our liquidity in response to the COVID-19 pandemic, and is expected to result in lower interest expense for the remainder of 2021 as compared to the prior year periods.
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
Debt Instruments and Related Covenants
The 2.45% Senior Notes, the 4.20% Senior Notes and the 2.60% Senior Notes are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under the 3.65% Senior Notes and the 3.60% Senior Notes. These notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans or advances. Such notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
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
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. In October 2020, we amended the Credit Facility to increase the maximum Leverage Ratio to 4.0 times through December 31, 2021. At June 30, 2021, we were in compliance with this covenant as our Leverage Ratio was 2.2 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At June 30, 2021, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. Our long-term debt and Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
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
We have typically funded our day-to-day liquidity by issuing commercial paper. Beginning in the third quarter of 2020 and continuing through the second quarter of 2021, we substantially reduced our commercial paper issuances as compared to the prior year periods primarily as a result of the issuance of $600 million of 2030 Notes. Additional liquidity sources include our Credit Facility and the uncommitted credit lines. At June 30, 2021, there were no commercial paper issuances during the quarter or borrowings under the Credit Facility or the uncommitted credit lines.
Commercial paper activity was (dollars in millions):

	Three Months Ended June 30,
	2021	2020
Average amount outstanding during the quarter	$5.9	$107.7
Maximum amount outstanding during the quarter	$200.0	$401.2
Average days outstanding	1.1	24.4
Weighted average interest rate	0.15%	2.08%
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
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 3.1% of revenue for the twelve months ended June 30, 2021. However, during periods of economic downturn, the credit profiles of our clients could change.
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
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2021, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of June 30, 2021. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended June 30, 2021 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2021	—	$—	—	—
May 1 - May 31, 2021	373,517	82.36	—	—
June 1 - June 30, 2021	864,793	81.59	—	—
	1,238,310	$81.82	—	—
During the three months ended June 30, 2021, we purchased 1,144,414 shares of our common stock in the open market for general corporate purposes and we withheld 93,896 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise and vesting dates.
Item 6. Exhibits

4.1
Third Supplemental Indenture, dated as of April 28, 2021, among Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) filed on May 3, 2021 (the "May 3, 2021 8-K") and incorporated herein by reference).

4.2	Form of 2.600% Notes due 2031 (Included in Exhibit 4.1 to the May 3, 2021 8-K and incorporated herein by reference).
10.1	Omnicom Group Inc. 2021 Incentive Award Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A, filed on March 25, 2021).
10.2	2021 Incentive Award Plan Restricted Stock Unit Agreement - Form of Grant Notice and Agreement.
10.3	2021 Incentive Award Plan Option Agreement - Form of Grant Notice and Agreement.
31.1	Certification of the Chairman and Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
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

OMNICOM GROUP INC.
Date:	July 20, 2021	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)