Form 10-Q
period 2021-09-30
OMNICOM GROUP INC.
filed 2021-10-20
CIK 29989

___________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
_________________________
As of October 13, 2021, there were 212,558,522 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021
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
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,431.2	$5,600.5
Accounts receivable, net of allowance for doubtful accounts of $20.8 and $30.4	7,186.2	7,813.4
Work in process	1,249.6	1,101.2
Other current assets	896.0	1,075.0
Total Current Assets	13,763.0	15,590.1
Property and Equipment at cost, less accumulated depreciation of $1,169.1 and $1,156.7	542.8	585.2
Operating Lease Right-Of-Use Assets	1,100.1	1,223.4
Equity Method Investments	77.8	85.3
Goodwill	9,601.5	9,609.7
Intangible Assets, net of accumulated amortization of $844.4 and $817.2	278.1	298.5
Other Assets	217.5	255.0
TOTAL ASSETS	$25,580.8	$27,647.2

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9,953.8	$11,513.0
Customer advances	1,325.8	1,361.3
Short-term debt	10.2	3.9
Taxes payable	214.9	244.5
Other current liabilities	2,320.5	2,402.4
Total Current Liabilities	13,825.2	15,525.1
Long-Term Liabilities	992.8	970.7
Long-Term Liability - Operating Leases	991.0	1,114.0
Long-Term Debt	5,271.7	5,807.3
Deferred Tax Liabilities	468.3	443.5
Commitments and Contingent Liabilities (Note 12)
Temporary Equity - Redeemable Noncontrolling Interests	280.0	209.7
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	708.6	747.8
Retained earnings	8,730.0	8,190.6
Accumulated other comprehensive income (loss)	(1,307.9)	(1,213.8)
Treasury stock, at cost	(4,896.3)	(4,684.8)
Total Shareholders’ Equity	3,279.0	3,084.4
Noncontrolling interests	472.8	492.5
Total Equity	3,751.8	3,576.9
TOTAL LIABILITIES AND EQUITY	$25,580.8	$27,647.2

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$3,435.0	$3,206.5	$10,433.6	$9,414.1
Operating Expenses:
Salary and service costs	2,461.8	2,287.1	7,609.9	6,851.5
Occupancy and other costs	285.5	273.1	871.0	872.6
Gain on disposition of subsidiary	—	—	(50.5)	—
COVID-19 repositioning costs	—	—	—	277.9
Cost of services	2,747.3	2,560.2	8,430.4	8,002.0
Selling, general and administrative expenses	95.0	90.2	269.9	259.2
Depreciation and amortization	51.1	54.7	157.9	168.8
	2,893.4	2,705.1	8,858.2	8,430.0
Operating Profit	541.6	501.4	1,575.4	984.1
Interest Expense	50.7	54.4	184.8	166.6
Interest Income	7.0	5.9	20.1	25.1
Income Before Income Taxes and Income (Loss) From Equity Method Investments	497.9	452.9	1,410.7	842.6
Income Tax Expense	120.0	120.9	355.1	240.2
Income (Loss) From Equity Method Investments	2.2	2.9	2.1	(10.1)
Net Income	380.1	334.9	1,057.7	592.3
Net Income Attributed To Noncontrolling Interests	24.5	21.6	66.1	45.0
Net Income - Omnicom Group Inc.	$355.6	$313.3	$991.6	$547.3
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.66	$1.45	$4.61	$2.54
Diluted	$1.65	$1.45	$4.58	$2.53

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income	$380.1	$334.9	$1,057.7	$592.3
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	1.3	1.3	4.2	4.1
Income tax effect	(0.4)	(0.4)	(1.2)	(1.2)
	0.9	0.9	3.0	2.9
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost	1.1	1.2	3.6	3.7
Amortization of actuarial losses	3.4	1.8	9.9	5.6
Income tax effect	(1.7)	(0.6)	(5.1)	(2.6)
	2.8	2.4	8.4	6.7

Foreign currency translation adjustment	(132.2)	78.1	(121.1)	(210.3)

Other Comprehensive Income (Loss)	(128.5)	81.4	(109.7)	(200.7)

Comprehensive Income	251.6	416.3	948.0	391.6
Comprehensive Income Attributed To Noncontrolling Interests	16.5	27.0	50.5	27.3
Comprehensive Income - Omnicom Group Inc.	$235.1	$389.3	$897.5	$364.3

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common Stock, shares issued	297.2	297.2	297.2	297.2

Common Stock, par value	$44.6	$44.6	$44.6	$44.6
Additional Paid-in Capital:
Beginning Balance	735.4	801.2	747.8	760.9
Net change in noncontrolling interests	0.3	0.5	26.2	10.4
Change in temporary equity	(6.0)	(28.7)	(73.0)	(8.1)
Share-based compensation	18.7	17.6	57.8	52.5
Stock issued, share-based compensation	(39.8)	(48.8)	(50.2)	(73.9)
Ending Balance	708.6	741.8	708.6	741.8
Retained Earnings:
Beginning Balance	8,523.7	7,759.3	8,190.6	7,806.3
Net income	355.6	313.3	991.6	547.3
Common stock dividends declared	(149.3)	(140.0)	(452.2)	(421.0)
Ending Balance	8,730.0	7,932.6	8,730.0	7,932.6
Accumulated Other Comprehensive Income (Loss):
Beginning Balance	(1,187.5)	(1,456.6)	(1,213.8)	(1,197.6)
Other comprehensive income (loss)	(120.4)	76.0	(94.1)	(183.0)
Ending Balance	(1,307.9)	(1,380.6)	(1,307.9)	(1,380.6)
Treasury Stock:
Beginning Balance	(4,767.4)	(4,735.5)	(4,684.8)	(4,560.3)
Stock issued, share-based compensation	42.2	49.8	61.7	79.8
Common stock repurchased	(171.1)	(13.9)	(273.2)	(219.1)
Ending Balance	(4,896.3)	(4,699.6)	(4,896.3)	(4,699.6)
Shareholders’ Equity	3,279.0	2,638.8	3,279.0	2,638.8
Noncontrolling Interests:
Beginning Balance	488.1	448.4	492.5	519.8
Net income	24.5	21.6	66.1	45.0
Other comprehensive income (loss)	(8.0)	5.4	(15.6)	(17.7)
Dividends to noncontrolling interests	(31.2)	(22.5)	(69.8)	(57.7)
Acquisition of noncontrolling interests	(0.6)	(0.5)	(37.7)	(37.0)
Increase in noncontrolling interests from business combinations	—	30.7	37.3	30.7
Ending Balance	472.8	483.1	472.8	483.1

Total Equity	$3,751.8	$3,121.9	$3,751.8	$3,121.9

Dividends Declared Per Common Share	$0.70	$0.65	$2.10	$1.95

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$1,057.7	$592.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of right-of-use assets	98.1	106.4
Amortization of intangible assets	59.8	62.4
Amortization of net deferred gain on interest rate swaps	(10.2)	(6.8)
Share-based compensation	57.8	52.5
Gain on disposition of subsidiary	(50.5)	—
COVID-19 repositioning costs	—	277.9
Other, net	36.6	50.6
Use of operating capital	(1,010.7)	(1,796.7)
Net Cash Provided By (Used In) Operating Activities	238.6	(661.4)
Cash Flows from Investing Activities:
Capital expenditures	(42.6)	(50.0)
Acquisition of businesses and interests in affiliates, net of cash acquired	(25.9)	(65.4)
Proceeds from disposition of subsidiaries and other, net	116.6	6.3
Net Cash Provided By (Used In) Investing Activities	48.1	(109.1)
Cash Flows from Financing Activities:
Proceeds from borrowings	791.7	1,186.6
Repayment of debt	(1,250.0)	(600.0)
Change in short-term debt	6.7	13.7
Dividends paid to common shareholders	(443.0)	(422.7)
Repurchases of common stock	(273.2)	(219.1)
Proceeds from stock plans	8.5	3.1
Acquisition of additional noncontrolling interests	(6.3)	(16.9)
Dividends paid to noncontrolling interest shareholders	(69.8)	(57.7)
Payment of contingent purchase price obligations	(16.8)	(25.4)
Other, net	(86.2)	(49.1)
Net Cash Used In Financing Activities	(1,338.4)	(187.5)
Effect of foreign exchange rate changes on cash and cash equivalents	(117.6)	(69.4)

Net Decrease in Cash and Cash Equivalents	(1,169.3)	(1,027.4)
Cash and Cash Equivalents at the Beginning of Period	5,600.5	4,305.7
Cash and Cash Equivalents at the End of Period	$4,431.2	$3,278.3

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
Risks and Uncertainties - Ongoing Impact of the COVID-19 Pandemic on our Business
As the impact of the COVID-19 pandemic on the global economy continues to moderate, we experienced an improvement in our business in the third quarter of 2021 as compared to the third quarter of 2020. Revenue for the nine months ended September 30, 2021 increased $1,019.5 million, or 10.8%, compared to the nine months ended September 30, 2020. The increase in revenue primarily reflects increased client spending in all our disciplines and across all our geographic areas compared to the prior year period and the strengthening of most foreign currencies, primarily the British Pound and the Euro, against the U.S. Dollar. The increase in revenue period-over-period was partially offset by a reduction in acquisition revenue, net of disposition revenue reflecting the sale of our wholly owned subsidiary ICON International, or ICON, a specialty media business, in the second quarter of 2021.
Global economic conditions may continue to be volatile as long as the COVID-19 pandemic remains a public health threat, which could negatively impact our clients' spending plans. We expect global economic performance and the performance of our businesses to vary by geography and discipline until the impact of the COVID-19 pandemic on the global economy subsides.
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
2. Revenue
Nature of our services
We provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. Our branded networks and agencies operate in all major markets and provide services in the following fundamental disciplines: advertising, customer relationship management, or CRM, public relations, and healthcare. Advertising includes creative services, as well as strategic media planning and buying and data analytics services. Public relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes advertising and media services to global healthcare clients. In an effort to better capture the expanding scope of our services, effective January 1, 2021, we realigned the classification of certain services primarily within our CRM Consumer Experience discipline. As a result, our CRM discipline has been reclassified into four categories: CRM Precision Marketing, which includes our precision marketing and digital/direct marketing agencies; CRM Commerce and Brand Consulting that is primarily comprised of Omnicom Commerce Group, including our shopper marketing businesses, and our Brand Consulting agencies; CRM Experiential, which includes our experiential marketing agencies and events businesses; and CRM Execution & Support, which includes field marketing, merchandising and point of sale, as well as other specialized marketing and custom communications services. At the core of all our services is the ability to create or develop a client’s marketing or corporate communications message into content that can be delivered to a target audience across different communications mediums. Reclassifications have been made to the prior period revenue by discipline information to conform to the current period presentation.

Revenue by discipline was (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Advertising	$1,820.6	$1,827.6	$5,838.8	$5,291.0
CRM Precision Marketing	309.4	237.1	872.4	683.1
CRM Commerce and Brand Consulting	231.3	194.2	667.4	602.8
CRM Experiential	132.7	88.1	345.1	297.9
CRM Execution & Support	258.8	235.5	756.3	702.0
Public Relations	359.4	325.6	1,022.8	957.4
Healthcare	322.8	298.4	930.8	879.9
	$3,435.0	$3,206.5	$10,433.6	$9,414.1
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.
Revenue in our principal geographic markets was (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Americas:
North America	$1,821.8	$1,854.7	$5,751.7	$5,516.0
Latin America	72.5	61.6	206.1	187.8
EMEA:
Europe	1,024.3	875.0	3,009.5	2,525.9
Middle East and Africa	58.1	45.2	160.6	135.3
Asia-Pacific	458.3	370.0	1,305.7	1,049.1
	$3,435.0	$3,206.5	$10,433.6	$9,414.1
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended September 30, 2021 and 2020 was $1,705.2 million and $1,762.9 million, respectively, and revenue in the United States for the nine months ended September 30, 2021 and 2020 was $5,414.2 million and $5,244.7 million, respectively.
Contract assets and liabilities
Work in process includes contract assets, unbilled fees and costs, and media and production costs. Contract liabilities primarily consist of customer advances. Work in process and contract liabilities were (in millions):

	September 30, 2021	December 31, 2020	September 30, 2020
Work in process:
Contract assets and unbilled fees and costs	$596.6	$501.1	$648.0
Media and production costs	653.0	600.1	526.4
	$1,249.6	$1,101.2	$1,174.4
Contract liabilities:
Customer advances	$1,325.8	$1,361.3	$1,129.5
Work in process represents accrued costs incurred on behalf of customers, including media and production costs, and fees and other third-party costs that have not yet been billed. Media and production costs are billed during the production process in accordance with the terms of the client contract. Contract assets primarily include incentive fees, which are not material and will be billed to clients in accordance with the terms of the client contract. Substantially all unbilled fees and costs will be billed within the next 30 days. The contract liability primarily represents advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs that are generally incurred in the near term. No impairment losses to the contract assets were recorded in the three or nine months ended September 30, 2021 and 2020.

3. Net Income per Share
The computations of basic and diluted net income per share were (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income - Omnicom Group Inc.	$355.6	$313.3	$991.6	$547.3

Weighted Average Shares:
Basic	214.0	215.4	215.0	215.6
Dilutive stock options and restricted shares	1.4	0.4	1.4	0.6
Diluted	215.4	215.8	216.4	216.2

Anti-dilutive stock options and restricted shares	0.7	0.8	0.7	0.8

Net Income per Share - Omnicom Group Inc.:
Basic	$1.66	$1.45	$4.61	$2.54
Diluted	$1.65	$1.45	$4.58	$2.53
4. Goodwill and Intangible Assets
Goodwill and intangible assets were (in millions):

	September 30, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$10,123.9	$(522.4)	$9,601.5	$10,141.6	$(531.9)	$9,609.7
Intangible assets:
Purchased and internally developed software	$379.8	$(314.6)	$65.2	$377.6	$(307.0)	$70.6
Customer related and other	742.7	(529.8)	212.9	738.1	(510.2)	227.9
	$1,122.5	$(844.4)	$278.1	$1,115.7	$(817.2)	$298.5
Changes in goodwill were (in millions):

	Nine Months Ended September 30,
	2021	2020
January 1	$9,609.7	$9,440.5
Acquisitions	6.9	46.1
Noncontrolling interests in acquired businesses	37.3	32.4
Contingent purchase price obligations of acquired businesses	88.0	—
Dispositions	(21.7)	(3.3)
Foreign currency translation	(118.7)	(77.3)
September 30	$9,601.5	$9,438.4
5. Debt
Credit Facilities
We maintain a $2.5 billion multi-currency revolving credit facility, or Credit Facility, that matures on February 14, 2025. Additionally, we have uncommitted credit lines aggregating $915.6 million and the ability to issue up to $2 billion of commercial paper. These facilities provide additional liquidity sources for operating capital and general corporate purposes. At September 30, 2021, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. In October 2020, we amended the Credit Facility to increase the maximum Leverage Ratio to 4.0 times through December 31, 2021. At September 30, 2021, we were in compliance with this covenant as our Leverage Ratio was 2.2 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.

Short-Term Debt
Short-term debt at September 30, 2021 and December 31, 2020 of $10.2 million and $3.9 million, respectively, represents bank overdrafts and short-term borrowings primarily of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.
Long-Term Debt
Long-term debt was (in millions):

	September 30, 2021	December 31, 2020
3.625% Senior Notes due 2022	$—	$1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
€500 Million 0.80% Senior Notes due 2027	579.0	611.5
2.45% Senior Notes due 2030	600.0	600.0
4.20% Senior Notes due 2030	600.0	600.0
€500 Million 1.40% Senior Notes due 2031	579.0	611.5
2.60% Senior Notes due 2031	800.0	—
	5,308.0	5,823.0
Unamortized discount	(8.6)	(5.1)
Unamortized debt issuance costs	(29.3)	(27.0)
Unamortized deferred gain from settlement of interest rate swaps	1.6	16.4
Long-term debt	$5,271.7	$5,807.3
On May 3, 2021, we issued $800 million 2.60% Senior Notes due August 1, 2031, or 2031 Notes. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $791.7 million. The net proceeds plus cash on hand were used to redeem all the outstanding 3.625% Senior Notes due 2022, or 2022 Notes, in May 2021. In connection with the redemption of the 2022 Notes, we recorded a loss on extinguishment of $26.6 million in interest expense.
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
Revenue and long-lived assets and goodwill by geographic region were (in millions):

	Americas	EMEA	Asia-Pacific
September 30, 2021
Revenue - Three months ended	$1,894.3	$1,082.4	$458.3
Revenue - Nine months ended	5,957.8	3,170.1	1,305.7
Long-lived assets and goodwill	7,567.2	2,991.1	686.1
September 30, 2020
Revenue - Three months ended	$1,916.3	$920.2	$370.0
Revenue - Nine months ended	5,703.8	2,661.2	1,049.1
Long-lived assets and goodwill	7,632.5	3,005.0	642.0
7. Income Taxes
Our effective tax rate for the nine months ended September 30, 2021 decreased period-over-period to 25.2% from 28.5%. In the second quarter of 2021, we sold ICON International, or ICON, a wholly owned subsidiary. In connection with the sale, we recorded a pre-tax gain of $50.5 million. The lower effective tax rate for 2021 was predominantly the result of a nominal tax applied against the book gain on the sale of ICON resulting from excess tax over book basis. In addition, in the third quarter of 2021, income tax expense was reduced by $11.7 million, primarily from the favorable settlements of uncertain tax positions in certain jurisdictions. The effective tax rate for 2020 reflects an increase due to the non-deductibility in certain jurisdictions of a portion of the COVID-19 repositioning charges recorded in the second quarter of 2020.
At September 30, 2021, our unrecognized tax benefits were $174.6 million. Of this amount, approximately $166.9 million would affect our effective tax rate upon resolution of the uncertain tax positions.
8. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit expense were (in millions):

	Nine Months Ended September 30,
	2021	2020
Service cost	$3.9	$5.6
Interest cost	2.7	5.0
Expected return on plan assets	(0.8)	(0.7)
Amortization of prior service cost	0.5	0.5
Amortization of actuarial losses	7.0	4.0
	$13.3	$14.4
We contributed $0.5 million and $0.9 million to our defined benefit pension plans in the nine months ended September 30, 2021 and 2020, respectively.
Postemployment Arrangements
The components of net periodic benefit expense were (in millions):

	Nine Months Ended September 30,
	2021	2020
Service cost	$3.6	$3.5
Interest cost	1.6	2.6
Amortization of prior service cost	3.1	3.2
Amortization of actuarial losses	2.9	1.6
	$11.2	$10.9

9. Disposition of Subsidiary
In the second quarter of 2021, we sold ICON, a specialty media company, to ICON's management team. As a result, we recorded a pre-tax gain of $50.5 million from the sale. As discussed in Note 7, the after-tax gain approximated the pre-tax gain. The disposition of ICON will not have a material impact on our ongoing results of operations or financial position.
10. COVID-19 Repositioning Costs
In the second quarter of 2020, in response to the COVID-19 pandemic, we incurred $277.9 million of repositioning costs to align our cost structure and reduce our workforce and facility requirements.
At September 30, 2021 the remaining liability for the COVID-19 repositioning costs was (in millions):

January 1, 2021	$83.8
Payments	(34.6)
September 30, 2021	$49.2
We expect that the liability for the COVID-19 repositioning costs will be substantially paid by the end of 2021.
11. Supplemental Cash Flow Data
The change in operating capital was (in millions):

	Nine Months Ended September 30,
	2021	2020
(Increase) decrease in accounts receivable	$343.6	$1,435.6
(Increase) decrease in work in process and other current assets	(308.6)	121.0
Increase (decrease) in accounts payable	(1,071.3)	(3,110.7)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(86.2)	(216.8)
Change in other assets and liabilities, net	111.8	(25.8)
Increase (decrease)	$(1,010.7)	$(1,796.7)

Income taxes paid	$320.2	$249.4
Interest paid	$157.4	$116.5
Supplemental non-cash information related to leases was (in millions):

	Nine Months Ended September 30,
	2021	2020
Net increase in lease liability:
Operating leases	$111.2	$114.7
Finance leases	$47.9	$23.5

12. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

13. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes were (in millions):

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Nine Months Ended September 30, 2021
January 1	$(20.1)	$(123.2)	$(1,070.5)	$(1,213.8)
Other comprehensive income (loss) before reclassifications	—	—	(105.5)	(105.5)
Reclassification from accumulated other comprehensive income (loss)	3.0	8.4	—	11.4
September 30	$(17.1)	$(114.8)	$(1,176.0)	$(1,307.9)

	Nine Months Ended September 30, 2020
January 1	$(24.0)	$(112.1)	$(1,061.5)	$(1,197.6)
Other comprehensive income (loss) before reclassifications	—	—	(192.6)	(192.6)
Reclassification from accumulated other comprehensive income (loss)	2.9	6.7	—	9.6
September 30	$(21.1)	$(105.4)	$(1,254.1)	$(1,380.6)
14. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis were (in millions):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$4,431.2			$4,431.2
Marketable equity investments	1.2			1.2
Foreign currency derivatives		$0.1		0.1
Liabilities:
Foreign currency derivatives		$0.3		$0.3
Contingent purchase price obligations			$146.6	146.6

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$5,600.5			$5,600.5
Marketable equity investments	1.6			1.6
Foreign currency derivative instruments		$0.6		0.6
Liabilities:
Foreign currency derivatives		0.3		0.3
Contingent purchase price obligations			$71.9	71.9
Changes in contingent purchase price obligations were (in millions):

	Nine Months Ended September 30,
	2021	2020
January 1	$71.9	$107.7
Acquisitions	92.3	10.0
Revaluation and interest	0.7	2.0
Payments	(16.8)	(25.4)
Foreign currency translation	(1.5)	1.0
September 30	$146.6	$95.3

The carrying amount and fair value of our financial assets and liabilities were (in millions):

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$4,431.2	$4,431.2	$5,600.5	$5,600.5
Marketable equity securities	1.2	1.2	1.6	1.6
Non-marketable equity securities	6.6	6.6	8.9	8.9
Foreign currency derivatives	0.1	0.1	0.6	0.6
Liabilities:
Short-term debt	$10.2	$10.2	$3.9	$3.9
Foreign currency derivatives	0.3	0.3	0.3	0.3
Contingent purchase price obligations	146.6	146.6	71.9	71.9
Long-term debt	5,217.7	5,669.0	5,807.3	6,380.6
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
Impact of the COVID-19 Pandemic on our Business
As the impact of the COVID-19 pandemic on the global economy continues to moderate, we experienced an improvement in our business in the third quarter of 2021 as compared to the third quarter of 2020. Revenue for the nine months ended September 30, 2021 increased $1,019.5 million, or 10.8%, compared to the nine months ended September 30, 2020. The increase in revenue primarily reflects increased client spending in all our disciplines and across all our geographic areas compared to the prior year period and the strengthening of most foreign currencies, primarily the British Pound and the Euro, against the U.S. Dollar. The increase in revenue period-over-period was partially offset by a reduction in acquisition revenue, net of disposition revenue reflecting the sale of our wholly owned subsidiary ICON International, or ICON, a specialty media business, in the second quarter of 2021.
Global economic conditions may continue to be volatile as long as the COVID-19 pandemic remains a public health threat, which could negatively impact our clients' spending plans. We expect global economic performance and the performance of our businesses to vary by geography and discipline until the impact of the COVID-19 pandemic on the global economy subsides.
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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the twelve months ended September 30, 2021, our largest client accounted for 3.1% of our revenue and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 54.1% of our revenue. Our business is spread across a number of industry sectors with no one industry comprising more than 16% of our revenue for the nine months ended September 30, 2021. Although our revenue is generally balanced between the United States and international markets, and we have a large and diverse client base, we are not immune to general economic downturns.
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
Beginning in March 2020 and continuing through the first quarter of 2021, our business experienced the effects from reductions in client spending due to the economic impact related to the COVID-19 pandemic. While mixed by business and geography, the spending reductions impacted all our businesses and markets. Globally, the most impacted businesses were our

CRM Experiential discipline, especially in our event marketing businesses, and our CRM Execution & Support discipline, primarily in field marketing. In the third quarter of 2021, most markets continued the recovery from the pandemic that began in the first quarter of 2021, and clients substantially increased their spending on our services compared to the prior year period. The economic and fiscal issues, including the impact related to the pandemic, facing the countries we operate in can be expected to continue to cause economic uncertainty and volatility; however, the impact on our business varies by country. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
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
Revenue for the quarter ended September 30, 2021 increased $228.5 million, or 7.1%, compared to the prior year quarter, as all our disciplines and regional markets experienced a recovery from the negative effects of the COVID-19 pandemic compared to the third quarter of 2020. Changes in foreign exchange rates in the third quarter of 2021 increased revenue 1.6%, acquisition revenue, net of disposition revenue, reduced revenue 5.9% and organic growth increased revenue 11.5%. The reduction in acquisition revenue, net of disposition revenue, reflects the sale of ICON in the second quarter of 2021. The change in revenue across our principal regional markets was: North America decreased $32.9 million, or 1.8%, Europe increased $149.3 million, or 17.1%, Asia-Pacific increased $88.3 million, or 23.9%, and Latin America increased $10.9 million, or 17.7%. In North America, the increase in organic revenue in all our disciplines, especially in our advertising discipline and our CRM Precision Marketing discipline, was offset by a decline in acquisition revenue, net of disposition revenue, resulting from the sale of ICON. In Europe, organic revenue increased in all countries and disciplines, especially our advertising discipline, which was led by our media business, and our CRM Precision Marketing discipline. The strengthening of the British Pound and the Euro against the U.S. Dollar contributed to increased revenue in the region. In Latin America, revenue increased due to organic growth in all countries in the region, especially Brazil and Colombia, and the strengthening of most currencies against the U.S. Dollar. In Asia-Pacific, revenue increased due to strong organic revenue growth in all our major markets in the region, particularly Australia, China and New Zealand, and in substantially all disciplines. The strengthening of substantially all currencies against the U.S. Dollar contributed to increased revenue in the region. The change in revenue in the third quarter of 2021 compared to the third quarter of 2020 in our fundamental disciplines was: advertising decreased $7.0 million, CRM Precision Marketing increased $72.3 million, CRM Commerce and Brand Consulting increased $37.1 million, CRM Experiential increased $44.6 million, CRM Execution & Support increased $23.3 million, public relations increased $33.8 million and healthcare increased $24.4 million.

Revenue for the nine months ended September 30, 2021 increased $1,019.5 million, or 10.8%, compared to the nine months ended September 30, 2020. Changes in foreign exchange rates increased revenue 3.2%, acquisition revenue, net of disposition revenue, reduced revenue 2.8%, and organic growth increased revenue 10.5%. In the first nine months of 2021, our business experienced a recovery from the negative effects of the COVID-19 pandemic in all our disciplines and regional markets as compared to the same period in 2020. The negative effects from the pandemic did not significantly impact our major markets and businesses until late in the first quarter of 2020. As a result, the improvement in revenue in the first nine months of 2021 versus the prior year period was driven by the recovery in the second and third quarters of 2021 as compared to the prior year periods. Revenue increased across all of our principal regional markets. The increases in revenue were as follows: North America $235.7 million, or 4.3%, Europe $483.6 million, or 19.1%, Asia-Pacific $256.6 million, or 24.5%, and Latin America $18.3 million, or 9.7%. In North America, improved organic growth in the United States and Canada was partially offset by a decrease in revenue resulting from the disposition of ICON in the second quarter of 2021. Organic revenue growth in the United States was led by our advertising discipline, on the strength of our media business, CRM Precision Marketing and public relations disciplines, partially offset by a decrease in organic revenue growth in our CRM Experiential discipline. In Europe, organic revenue increased in substantially all countries and disciplines, especially our advertising discipline, which was led by our media business, and our CRM Experiential and public relations disciplines. The strengthening of the British Pound and the Euro against the U.S. Dollar contributed to increased revenue in the region. In Latin America, organic growth in all countries in the region, especially Brazil, Colombia and Mexico, primarily in our advertising and public relations businesses, was partially offset by the weakening of the Brazilian Real against the U.S. Dollar. In Asia-Pacific, revenue increased due to strong organic revenue growth in all countries, particularly China, Australia and New Zealand, and in all disciplines. The strengthening of substantially all currencies against the U.S. Dollar contributed to increased revenue in the region. The increases in revenue in the nine months of 2021 compared to the nine months of 2020 in our fundamental disciplines were as follows: advertising $547.8 million, CRM Precision Marketing $189.3 million, CRM Commerce and Brand Consulting $64.6 million, CRM Experiential $47.2 million, CRM Execution & Support $54.3 million, public relations $65.4 million and healthcare $50.9 million.
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
Operating expenses for the quarter ended September 30, 2021 increased $188.3 million, or 7.0%, period-over-period. Salary and service costs, which tend to fluctuate with changes in revenue, increased $174.7 million, or 7.6%, compared to the quarter ended September 30, 2020, reflecting an increase in salary and related service costs of $229.2 million, partially offset by a decrease in third-party service costs of $54.5 million. The increase in salary and related service costs primarily resulted from the increase in organic revenue, as well as the strengthening of most foreign currencies against the U.S. Dollar, especially the British Pound and Euro. The prior year period reflects a reduction in salary and service costs of $68.7 million related to reimbursements and tax credits from governmental programs in several countries. Third-party service costs, which fluctuate with changes in revenue, decreased during the quarter due to our net disposition activity during the year, primarily related to the disposition of ICON, partially offset by the organic growth in revenue as well as the effects of foreign currency exchange rate changes. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $12.4 million, or 4.5%, period-over-period, due to the strengthening of most foreign currencies against the U.S. Dollar. For the quarter ended September 30, 2021 compared to the prior year period, operating profit increased $40.2 million to $541.6 million, operating margin increased to 15.8% from 15.6%, and EBITA margin remained unchanged at 16.3%. In 2020, operating profit, operating margin and EBITA margin reflect the benefits of reimbursements and tax credits from governmental programs.
Operating expenses for the nine months ended September 30, 2021, increased $428.2 million, or 5.1%, period-over-period. Operating expenses for the nine months ended September 30, 2021 include a reduction of $50.5 million related to the gain from the sale of ICON, and the prior year period included an increase of $277.9 million related to charges we recorded in connection with the actions we took in response to the COVID-19 pandemic. Salary and service costs, which tend to fluctuate with changes in revenue, increased $758.4 million, or 11.1%, compared to the nine months of 2020, reflecting increases in salary and related service costs and third-party service costs of $533.0 million and $225.4 million, respectively. These increases primarily resulted from the increase in organic revenue, as well as the strengthening of most foreign currencies against the U.S. Dollar, especially the British Pound and Euro. The prior year period reflects a reduction in salary and service costs of $117.8 million related to reimbursements and tax credits from governmental programs in several countries. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $1.6 million, or 0.2%. For the nine months ended September 30, 2021, operating profit increased $591.3 million to $1,575.4 million, operating margin increased to 15.1% from 10.5%, and EBITA margin increased to 15.7% from 11.1%. The increases in operating profit, operating margin and EBITA margin reflect the impact of the organic revenue growth, the positive impact of cost reduction actions taken in the prior year in response to the COVID-19 pandemic, and the negative impact in the prior year period from the net increase in operating expenses recorded in the second quarter of 2020 aggregating $160.1 million, related to the COVID-19 repositioning costs, partially offset by the benefit related to reimbursements and tax credits from governmental programs. Additionally, operating profit, operating margin and EBITA margin for the nine months of 2021 were favorably impacted by the $50.5 million gain recorded in connection with the sale of ICON.
In connection with the sale of ICON, in the second quarter of 2021, we recorded a pre-tax gain of $50.5 million. The sale of ICON is part of our continuing realignment of our portfolio of businesses and is consistent with our strategic plan and investment priorities. The disposition is not expected to have a material impact on our ongoing results of operations or financial position. Going forward, the anticipated level of disposition activity is expected to be limited, and we expect to be principally focused on acquisition opportunities.
Net interest expense in the third quarter of 2021 decreased $4.8 million period-over-period to $43.7 million. Net interest expense in the nine months of 2021 increased $23.2 million period-over-period to $164.7 million. Interest expense on debt in the third quarter of 2021 decreased $3.8 million to $44.8 million primarily as a result of the benefit from the early redemption in May 2021 of all the outstanding $1.250 billion principal amount of 3.625% Senior Notes due 2022, or 2022 Notes, which was partially offset by the issuance of $800 million of 2.60% Senior Notes due 2031, or 2031 Notes. Interest expense on debt in the nine months of 2021 increased $15.9 million to $167.4 million compared to the prior year period, primarily arising from a loss of $26.6 million on the early redemption of the 2022 Notes. The impact of this refinancing activity reduced our leverage that had increased in the second quarter of 2020 from the issuance of $600 million of 4.20% Senior Notes due 2030, or 2030 Notes, to increase our liquidity in response to the COVID-19 pandemic. Interest income in the third quarter of 2021 increased $1.1 million period-over-period to $7.0 million and in the nine months of 2021 decreased $5.0 million period-over-period to $20.1 million.
Our effective tax rate for the third quarter of 2021 decreased period-over-period to 24.1% from 26.7%. In the third quarter of 2021, income tax expense was reduced by $11.7 million primarily from the favorable settlements of uncertain tax positions in certain jurisdictions. Our effective tax rate for the nine months ended September 30, 2021 decreased period-over-period to 25.2% from 28.5%. In connection with the sale of ICON in the second quarter of 2021, we recorded a pre-tax gain of $50.5 million. The lower effective tax rate for 2021 was predominantly the result of a nominal tax applied against the book gain on the sale of ICON resulting from excess tax over book basis. Our effective tax rate for the nine months ended September 30, 2021 would have been in line with our expectations except for these items.
Net income - Omnicom Group Inc. for the third quarter of 2021 was $355.6 million, as compared to $313.3 million in the third quarter of 2020. Net income - Omnicom Group Inc. in the nine months of 2021 increased $444.3 million to $991.6 million from $547.3 million in the nine months of 2020. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. for the third quarter of 2021 was $1.65, as compared to $1.45 in the third quarter of 2020. Diluted net income per share - Omnicom Group Inc. increased to $4.58 in the nine months of 2021, as compared to $2.53 in the nine months of 2020. The period-over-period change was due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from the resumption of repurchases of our common stock during the year, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan.
The combined effect of the after-tax gain from the sale of ICON and the loss on the early redemption of the 2022 Notes increased net income - Omnicom Group Inc. for the nine months of 2021 by $31.0 million and increased diluted net income per share - Omnicom Group Inc. for the nine months of 2021 by $0.14. The net after-tax affect on net income - Omnicom Group Inc. in 2020 from the COVID-19 repositioning costs, decreased net income - Omnicom Group Inc. for the nine months of 2020 by $223.1 million and decreased diluted net income per share - Omnicom Group Inc. for the nine months of 2020 by $1.03.

RESULTS OF OPERATIONS - Third Quarter 2021 Compared to Third Quarter 2020 (in millions):

	2021	2020
Revenue	$3,435.0	$3,206.5
Operating Expenses:
Salary and service costs	2,461.8	2,287.1
Occupancy and other costs	285.5	273.1
Cost of services	2,747.3	2,560.2
Selling, general and administrative expenses	95.0	90.2
Depreciation and amortization	51.1	54.7
	2,893.4	2,705.1
Operating Profit	541.6	501.4
Operating Margin %	15.8%	15.6%
Interest Expense	50.7	54.4
Interest Income	7.0	5.9
Income Before Income Taxes and Income From Equity Method Investments	497.9	452.9
Income Tax Expense	120.0	120.9
Income From Equity Method Investments	2.2	2.9
Net Income	380.1	334.9
Net Income Attributed To Noncontrolling Interests	24.5	21.6
Net Income - Omnicom Group Inc.	$355.6	$313.3
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	2021	2020
Net Income - Omnicom Group Inc.	$355.6	$313.3
Net Income Attributed To Noncontrolling Interests	24.5	21.6
Net Income	380.1	334.9
Income From Equity Method Investments	2.2	2.9
Income Tax Expense	120.0	120.9
Income Before Income Taxes and Income From Equity Method Investments	497.9	452.9
Interest Expense	50.7	54.4
Interest Income	7.0	5.9
Operating Profit	541.6	501.4
Add back: Amortization of intangible assets	18.7	20.2
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$560.3	$521.6

Revenue	$3,435.0	$3,206.5
EBITA	$560.3	$521.6
EBITA Margin %	16.3%	16.3%

Revenue
Revenue for the quarter ended September 30, 2021 increased $228.5 million, or 7.1%, compared to the prior year quarter, as all our disciplines and regional markets experienced a recovery from the negative effects of the COVID-19 pandemic compared to the third quarter of 2020. Changes in foreign exchange rates in the third quarter of 2021 increased revenue 1.6%, acquisition revenue, net of disposition revenue, reduced revenue 5.9% and organic growth increased revenue 11.5%. The reduction in acquisition revenue, net of disposition revenue, reflects the sale of ICON in the second quarter of 2021. The change in revenue across our principal regional markets was: North America decreased $32.9 million, or 1.8%, Europe increased $149.3 million, or 17.1%, Asia-Pacific increased $88.3 million, or 23.9%, and Latin America increased $10.9 million, or 17.7%. In North America, the increase in organic revenue in all our disciplines, especially in our advertising discipline and our CRM Precision Marketing discipline, was offset by a decline in acquisition revenue, net of disposition revenue, resulting from the sale of ICON. In Europe, organic revenue increased in all countries and disciplines, especially our advertising discipline, which was led by our media business, and our CRM Precision Marketing discipline. The strengthening of the British Pound and the Euro against the U.S. Dollar contributed to increased revenue in the region. In Latin America, revenue increased due to organic growth in all countries in the region, especially Brazil and Colombia, and the strengthening of most currencies against the U.S. Dollar. In Asia-Pacific, revenue increased due to strong organic revenue growth in all our major markets in the region, particularly Australia, China and New Zealand, and in substantially all disciplines. The strengthening of substantially all currencies against the U.S. Dollar contributed to increased revenue in the region. The change in revenue in the third quarter of 2021 compared to the third quarter of 2020 in our fundamental disciplines was: advertising decreased $7.0 million, CRM Precision Marketing increased $72.3 million, CRM Commerce and Brand Consulting increased $37.1 million, CRM Experiential increased $44.6 million, CRM Execution & Support increased $23.3 million, public relations increased $33.8 million and healthcare increased $24.4 million.
The components of revenue change for the third quarter of 2021 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
September 30, 2020	$3,206.5		$1,762.9		$1,443.6
Components of revenue change:
Foreign exchange rate impact	51.8	1.6%	—	—%	51.8	3.6%
Acquisition revenue, net of disposition revenue	(190.5)	(5.9)%	(193.7)	(11.0)%	3.2	0.2%
Organic growth	367.2	11.5%	136.0	7.7%	231.2	16.0%
September 30, 2021	$3,435.0	7.1%	$1,705.2	(3.3)%	$1,729.8	19.8%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,383.2 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,435.0 million less $3,383.2 million for the Total column).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,206.5 million for the Total column).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at October 15, 2021 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue approximately 1% in the fourth quarter of 2021, and to increase revenue by approximately 2% for the full year.
Based on our acquisition and disposition activity to date, we expect that the net impact will reduce revenue by 7% for the fourth quarter of 2021 and 4% for the full year. Further, we expect organic revenue growth for the full year to be marginally below organic revenue growth through the nine months ended September 30, 2021. In addition, we expect operating margin for the full year to improve slightly from operating margin for the nine months ended September 30, 2021 (see page 23, results of operations table and page 24, components of revenue change table).
Revenue and organic growth in our principal regional markets were (in millions):

	Three Months Ended September 30,
	2021	2020	$ Change	% Organic Growth
Americas:
North America	$1,821.8	$1,854.7	$(32.9)	8.3%
Latin America	72.5	61.6	10.9	15.9%
EMEA:
Europe	1,024.3	875.0	149.3	13.6%
Middle East and Africa	58.1	45.2	12.9	24.3%
Asia-Pacific	458.3	370.0	88.3	19.6%
	$3,435.0	$3,206.5	$228.5	11.5%
Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, increased $149.3 million for the third quarter of 2021. Revenue in the U.K., representing 11.2% of consolidated revenue, increased $64.0 million. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 18.7% of consolidated revenue, increased $85.3 million. The increase in revenue is due to strong organic growth in all countries and disciplines, as well as the continued strengthening of the British Pound and Euro against the U.S. Dollar.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. For the twelve months ended September 30, 2021 and 2020, our largest client represented 3.1% and 3.3% of revenue, respectively. Our ten largest and 100 largest clients represented 21.9% and 54.1% of revenue for the twelve months ended September 30, 2021, respectively, and 19.9% and 51.8% of revenue for the twelve months ended September 30, 2020, respectively.
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
Although all our disciplines improved as compared to the third quarter of 2020, certain of our businesses and markets continue to experience the effects of client spending reductions related to the COVID-19 pandemic. Among the most impacted businesses were our CRM Experiential discipline, especially in our event marketing businesses, and our CRM Execution & Support discipline, primarily in our field marketing businesses. Revenue and organic growth by discipline were (in millions):

	Three Months Ended September 30,
	2021		2020		2021 vs. 2020
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$1,820.6	53.0%	$1,827.6	57.0%	$(7.0)	8.6%
CRM Precision Marketing	309.4	9.0%	237.1	7.4%	72.3	24.3%
CRM Commerce and Brand Consulting	231.3	6.7%	194.2	6.1%	37.1	18.0%
CRM Experiential	132.7	3.9%	88.1	2.7%	44.6	49.9%
CRM Execution & Support	258.8	7.5%	235.5	7.3%	23.3	8.3%
Public Relations	359.4	10.5%	325.6	10.2%	33.8	10.5%
Healthcare	322.8	9.4%	298.4	9.3%	24.4	6.6%
	$3,435.0		$3,206.5		$228.5	11.5%

We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Three Months Ended September 30,
	2021	2020
Food and Beverage	14%	14%
Consumer Products	8%	8%
Pharmaceuticals and Healthcare	16%	17%
Financial Services	7%	8%
Technology	11%	10%
Auto	10%	10%
Travel and Entertainment	5%	5%
Telecommunications	6%	6%
Retail	7%	7%
Services	2%	2%
Oil, Gas and Utilities	2%	1%
Not-for-Profit	1%	1%
Government	3%	3%
Education	1%	1%
Other	7%	7%
	100%	100%
In 2020, certain industry sectors were more negatively affected by the impact of the COVID-19 pandemic than others.
Operating Expenses
Operating expenses were (in millions):

	Three Months Ended September 30,
	2021		2020		2021 vs. 2020
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,435.0		$3,206.5		$228.5	7.1%
Operating Expenses:
Salary and service costs:
Salary and related service costs	1,730.3	50.4%	1,501.1	46.8%	229.2	15.3%
Third-party service costs	731.5	21.3%	786.0	24.5%	(54.5)	(6.9)%
	2,461.8	71.7%	2,287.1	71.3%	174.7	7.6%
Occupancy and other costs	285.5	8.3%	273.1	8.5%	12.4	4.5%
Cost of services	2,747.3		2,560.2		187.1	7.3%
Selling, general and administrative expenses	95.0	2.8%	90.2	2.8%	4.8	5.3%
Depreciation and amortization	51.1	1.5%	54.7	1.7%	(3.6)	(6.6)%
	2,893.4	84.2%	2,705.1	84.4%	188.3	7.0%
Operating Profit	$541.6	15.8%	$501.4	15.6%	$40.2	8.0%
Operating expenses for the quarter ended September 30, 2021 increased $188.3 million, or 7.0%, period-over-period. Salary and service costs, which tend to fluctuate with changes in revenue, increased $174.7 million, or 7.6%, compared to the quarter ended September 30, 2020, reflecting an increase in salary and related service costs of $229.2 million, partially offset by a decrease in third-party service costs of $54.5 million. The increase in salary and related service costs primarily resulted from the increase in organic revenue, as well as the strengthening of most foreign currencies against the U.S. Dollar, especially the British Pound and Euro. The prior year period reflects a reduction in salary and service costs of $68.7 million related to reimbursements and tax credits from governmental programs in several countries. Third-party service costs, which fluctuate with changes in revenue, decreased during the quarter due to our net disposition activity during the year, primarily related to the disposition of ICON, partially offset by the organic growth in revenue as well as the effects of foreign currency exchange rate changes. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $12.4 million, or 4.5%, period-over-period, due to the strengthening of most foreign currencies against the U.S. Dollar. For the quarter ended September 30, 2021 compared to the prior year period, operating profit increased $40.2 million to $541.6 million, operating margin increased to 15.8% from 15.6%, and EBITA margin remained unchanged at 16.3%. In 2020, operating profit, operating margin and EBITA margin reflect the benefits of reimbursements and tax credits from governmental programs.
Net Interest Expense
Net interest expense in the third quarter of 2021 decreased $4.8 million period-over-period to $43.7 million. Interest expense on debt in the third quarter of 2021 decreased $3.8 million to $44.8 million primarily as a result of the benefit from the early redemption in May 2021 of all the outstanding $1.250 billion principal amount of the 2022 Notes, which was partially offset by the issuance of $800 million of the 2031 Notes (see Note 5 to the unaudited consolidated financial statements). Interest income in the third quarter of 2021 increased $1.1 million period-over-period to $7.0 million.
Income Taxes
Our effective tax rate for the third quarter of 2021 decreased period-over-period to 24.1% from 26.7%. In the third quarter of 2021, income tax expense was reduced by $11.7 million primarily from the favorable settlements of uncertain tax positions in certain jurisdictions.
Net Income and Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. for the third quarter of 2021 was $355.6 million, as compared to $313.3 million in the third quarter of 2020. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. for the third quarter of 2021 was $1.65, as compared to $1.45 in the third quarter of 2020. The period-over-period change was due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from the resumption of repurchases of our common stock during the year, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan.

RESULTS OF OPERATIONS - Nine Months of 2021 Compared to Nine Months of 2020 (in millions):

	2021	2020
Revenue	$10,433.6	$9,414.1
Operating Expenses:
Salary and service costs	7,609.9	6,851.5
Occupancy and other costs	871.0	872.6
Gain on disposition of subsidiary	(50.5)	—
COVID-19 repositioning costs	—	277.9
Cost of services	8,430.4	8,002.0
Selling, general and administrative expenses	269.9	259.2
Depreciation and amortization	157.9	168.8
	8,858.2	8,430.0
Operating Profit	1,575.4	984.1
Operating Margin %	15.1%	10.5%
Interest Expense	184.8	166.6
Interest Income	20.1	25.1
Income Before Income Taxes and Income (Loss) From Equity Method Investments	1,410.7	842.6
Income Tax Expense	355.1	240.2
Income (Loss) From Equity Method Investments	2.1	(10.1)
Net Income	1,057.7	592.3
Net Income Attributed To Noncontrolling Interests	66.1	45.0
Net Income - Omnicom Group Inc.	$991.6	$547.3
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	2021	2020
Net Income - Omnicom Group Inc.	$991.6	$547.3
Net Income Attributed To Noncontrolling Interests	66.1	45.0
Net Income	1,057.7	592.3
Income (Loss) From Equity Method Investments	2.1	(10.1)
Income Tax Expense	355.1	240.2
Income Before Income Taxes and Income (Loss) From Equity Method Investments	1,410.7	842.6
Interest Expense	184.8	166.6
Interest Income	20.1	25.1
Operating Profit	1,575.4	984.1
Add back: Amortization of intangible assets	59.8	62.4
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$1,635.2	$1,046.5

Revenue	$10,433.6	$9,414.1
EBITA	$1,635.2	$1,046.5
EBITA Margin %	15.7%	11.1%

Revenue
Revenue for the nine months ended September 30, 2021 increased $1,019.5 million, or 10.8%, compared to the nine months ended September 30, 2020. Changes in foreign exchange rates increased revenue 3.2%, acquisition revenue, net of disposition revenue, reduced revenue 2.8%, and organic growth increased revenue 10.5%. In the first nine months of 2021, our business experienced a recovery from the negative effects of the COVID-19 pandemic in all our disciplines and regional markets as compared to the same period in 2020. The negative effects from the pandemic did not significantly impact our major markets and businesses until late in the first quarter of 2020. As a result, the improvement in revenue in the first nine months of 2021 versus the prior year period was driven by the recovery in the second and third quarters of 2021 as compared to the prior year periods. Revenue increased across all of our principal regional markets. The increases in revenue were as follows: North America $235.7 million, or 4.3%, Europe $483.6 million, or 19.1%, Asia-Pacific $256.6 million, or 24.5%, and Latin America $18.3 million, or 9.7%. In North America, improved organic growth in the United States and Canada was partially offset by a decrease in revenue resulting from the disposition of ICON in the second quarter of 2021. Organic revenue growth in the United States was led by our advertising discipline, on the strength of our media business, CRM Precision Marketing and public relations disciplines, partially offset by a decrease in organic revenue growth in our CRM Experiential discipline. In Europe, organic revenue increased in substantially all countries and disciplines, especially our advertising discipline, which was led by our media business, and our CRM Experiential and public relations disciplines. The strengthening of the British Pound and the Euro against the U.S. Dollar contributed to increased revenue in the region. In Latin America, organic growth in all countries in the region, especially Brazil, Colombia and Mexico, primarily in our advertising and public relations businesses, was partially offset by the weakening of the Brazilian Real against the U.S. Dollar. In Asia-Pacific, revenue increased due to strong organic revenue growth in all countries, particularly China, Australia and New Zealand, and in all disciplines. The strengthening of substantially all currencies against the U.S. Dollar contributed to increased revenue in the region. The increases in revenue in the nine months of 2021 compared to the nine months of 2020 in our fundamental disciplines were as follows: advertising $547.8 million, CRM Precision Marketing $189.3 million, CRM Commerce and Brand Consulting $64.6 million, CRM Experiential $47.2 million, CRM Execution & Support $54.3 million, public relations $65.4 million and healthcare $50.9 million.
The components of revenue change for the nine months of 2021 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
September 30, 2020	$9,414.1		$5,244.7		$4,169.4
Components of revenue change:
Foreign exchange rate impact	298.3	3.2%	—	—%	298.3	7.2%
Acquisition revenue, net of disposition revenue	(267.5)	(2.8)%	(264.0)	(5.0)%	(3.5)	(0.1)%
Organic growth	988.7	10.5%	433.5	8.3%	555.2	13.3%
September 30, 2021	$10,433.6	10.8%	$5,414.2	3.2%	$5,019.4	20.4%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $10,135.3 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($10,433.6 million less $10,135.3 million for the Total column).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($9,414.1 million for the Total column).

Revenue and organic growth in our principal regional markets were (in millions):

	Nine Months Ended September 30,
	2021	2020	$ Change	% Organic Growth
Americas:
North America	$5,751.7	$5,516.0	$235.7	8.7%
Latin America	206.1	187.8	18.3	10.4%
EMEA:
Europe	3,009.5	2,525.9	483.6	11.9%
Middle East and Africa	160.6	135.3	25.3	14.9%
Asia-Pacific	1,305.7	1,049.1	256.6	16.3%
	$10,433.6	$9,414.1	$1,019.5	10.5%
Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, increased $483.6 million for the nine months of 2021 as compared to the prior year period. Revenue in the U.K., representing 10.7% of total revenue, increased $189.7 million. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 18.1% of total revenue, increased $293.9 million. The increase in revenue is due to strong organic growth in all countries and disciplines, as well as the continued strengthening of the British Pound and Euro against the U.S. Dollar.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the nine months of 2021 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients.
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

	Nine Months Ended September 30,
	2021		2020		2021 vs. 2020
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$5,838.8	56.0%	$5,291.0	56.2%	$547.8	12.0%
CRM Precision Marketing	872.4	8.4%	683.1	7.2%	189.3	18.7%
CRM Commerce and Brand Consulting	667.4	6.4%	602.8	6.4%	64.6	9.0%
CRM Experiential	345.1	3.3%	297.9	3.2%	47.2	14.1%
CRM Execution & Support	756.3	7.2%	702.0	7.5%	54.3	3.8%
Public Relations	1,022.8	9.8%	957.4	10.2%	65.4	7.1%
Healthcare	930.8	8.9%	879.9	9.3%	50.9	3.8%
	$10,433.6		$9,414.1		$1,019.5	10.5%

We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Nine Months Ended September 30,
	2021	2020
Food and Beverage	14%	14%
Consumer Products	8%	8%
Pharmaceuticals and Healthcare	16%	16%
Financial Services	7%	8%
Technology	10%	9%
Auto	10%	10%
Travel and Entertainment	8%	7%
Telecommunications	5%	6%
Retail	7%	7%
Services	2%	2%
Oil, Gas and Utilities	1%	1%
Not-for-Profit	1%	1%
Government	3%	3%
Education	1%	1%
Other	7%	7%
	100%	100%
In 2020, certain industry sectors were more negatively affected by the impact of the COVID-19 pandemic than others.
Operating Expenses
Operating expenses were (in millions):

	Nine Months Ended September 30,
	2021		2020		2021 vs. 2020
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$10,433.6		$9,414.1		$1,019.5	10.8%
Operating Expenses:
Salary and service costs:
Salary and related service costs	5,101.2	48.9%	4,568.2	48.5%	533.0	11.7%
Third-party service costs	2,508.7	24.0%	2,283.3	24.3%	225.4	9.9%
	7,609.9	72.9%	6,851.5	72.8%	758.4	11.1%
Occupancy and other costs	871.0	8.3%	872.6	9.3%	(1.6)	(0.2)%
Gain on sale of subsidiary	(50.5)	(0.5)%	—		—
COVID-19 repositioning costs	—		277.9	3.0%	—
Cost of services	8,430.4		8,002.0		428.4	5.4%
Selling, general and administrative expenses	269.9	2.6%	259.2	2.8%	10.7	4.1%
Depreciation and amortization	157.9	1.5%	168.8	1.8%	(10.9)	(6.5)%
	8,858.2	84.9%	8,430.0	89.5%	428.2	5.1%
Operating Profit	$1,575.4	15.1%	$984.1	10.5%	$591.3	60.1%
Operating expenses for the nine months ended September 30, 2021, increased $428.2 million, or 5.1%, period-over-period. Operating expenses for the nine months ended September 30, 2021 include a reduction of $50.5 million related to the gain from the sale of ICON, and the prior year period included an increase of $277.9 million related to charges we recorded in connection with the actions we took in response to the COVID-19 pandemic. Salary and service costs, which tend to fluctuate with changes in revenue, increased $758.4 million, or 11.1%, compared to the nine months of 2020, reflecting increases in salary and related service costs and third-party service costs of $533.0 million and $225.4 million, respectively. These increases primarily resulted from the increase in organic revenue, as well as the strengthening of most foreign currencies against the U.S. Dollar, especially the British Pound and Euro. The prior year period reflects a reduction in salary and service costs of $117.8 million related to reimbursements and tax credits from governmental programs in several countries. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $1.6 million, or 0.2%. For the nine months ended

September 30, 2021, operating profit increased $591.3 million to $1,575.4 million, operating margin increased to 15.1% from 10.5%, and EBITA margin increased to 15.7% from 11.1%. The increases in operating profit, operating margin and EBITA margin reflect the impact of the organic revenue growth, the positive impact of cost reduction actions taken in the prior year in response to the COVID-19 pandemic, and the negative impact in the prior year period from the net increase in operating expenses recorded in the second quarter of 2020 aggregating $160.1 million, related to the COVID-19 repositioning costs, partially offset by the benefit related to reimbursements and tax credits from governmental programs. Additionally, operating profit, operating margin and EBITA margin for the nine months of 2021 were favorably impacted by the $50.5 million gain recorded in connection with the sale of ICON.
Net Interest Expense
Net interest expense in the nine months of 2021 increased $23.2 million period-over-period to $164.7 million. Interest expense on debt in the nine months of 2021 increased $15.9 million to $167.4 million compared to the prior year period, primarily arising from a loss of $26.6 million on the early redemption in May 2021 of all the outstanding $1.250 billion of 2022 Notes, which was partially offset by the benefit from the issuance of $800 million of 2031 Notes at a lower rate. The impact of this refinancing activity reduced our leverage that increased in the second quarter of 2020 from the issuance of the $600 million of 2030 Notes, to increase our liquidity in response to the COVID-19 pandemic (see Note 5 to the unaudited consolidated financial statements). Interest income in the nine months of 2021 decreased $5.0 million period-over-period to $20.1 million.
Income Taxes
Our effective tax rate for the nine months ended September 30, 2021 decreased period-over-period to 25.2% from 28.5%. In connection with the sale of ICON in the second quarter of 2021, we recorded a pre-tax gain of $50.5 million. The lower effective tax rate for 2021 was predominantly the result of a nominal tax applied against the book gain on the sale of ICON resulting from excess tax over book basis. In addition, in the third quarter of 2021, income tax expense was reduced by $11.7 million primarily from the favorable settlements of uncertain tax positions in certain jurisdictions. Our effective tax rate for the nine months ended September 30, 2021 would have been in line with our expectations except for these items.
Net Income and Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the nine months of 2021 increased $444.3 million to $991.6 million from $547.3 million in the nine months of 2020. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased to $4.58 in the nine months of 2021, compared to $2.53 in the nine months of 2020, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from the resumption of repurchases of our common stock during the year, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan.
The combined effect of the after-tax gain from the sale of ICON and the loss on the early redemption of the 2022 Notes increased net income - Omnicom Group Inc. for the nine months of 2021 by $31.0 million and increased diluted net income per share - Omnicom Group Inc. for the nine months of 2021 by $0.14. The net after-tax effect on net income - Omnicom Group Inc. in 2020 from the COVID-19 repositioning costs, decreased net income - Omnicom Group Inc. for the nine months of 2020 by $223.1 million and decreased diluted net income per share - Omnicom Group Inc. for the nine months of 2020 by $1.03.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Our primary liquidity sources are our operating cash flow and cash and cash equivalents. Additional liquidity sources include our $2.5 billion multi-currency revolving credit facility, or Credit Facility, maturing on February 14, 2025, uncommitted credit lines aggregating $915.6 million, and the ability to issue up to $2 billion of commercial paper and access the capital markets. Our liquidity funds our non-discretionary cash requirements and our discretionary spending.
Borrowings under the Credit Facility may use LIBOR as the benchmark interest rate. The LIBOR benchmark rate is expected to be phased out by the end of June 2023. We do not expect that the discontinuation of the LIBOR rate will have a material impact on our liquidity or results of operations.
Working capital is our principal non-discretionary funding requirement. Our typical working capital cycle results in a short-term funding requirement that normally peaks during the second quarter of the year due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. In addition, we have contractual obligations related to our long-term debt (principal and interest payments), recurring business operations, primarily related to lease obligations, and contingent purchase price obligations (earn-outs) from acquisitions. Our principal discretionary cash spending includes dividend payments to common shareholders, capital expenditures, strategic acquisitions and repurchases of our common stock.
Cash and cash equivalents decreased $1,169.3 million from December 31, 2020. During the first nine months of 2021, we generated $238.6 million of cash in operating activities, which included the use for operating capital of $1,010.7 million, primarily related to our typical working capital requirement during the period and the impact of foreign exchange rate changes, as compared to the prior year period. Our discretionary spending for the first nine months of 2021 was $866.6 million as compared to $851.0 million for the first nine months of 2020. Discretionary spending for the first nine months of 2021 is comprised of: capital expenditures of $42.6 million; dividends paid to common shareholders of $443.0 million; dividends paid to shareholders of noncontrolling interests of $69.8 million; repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $264.7 million; and net acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests of $46.5 million. In addition, the impact of foreign exchange rate changes reduced cash and cash equivalents by $117.6 million. We are in the process of closing on several acquisitions, which will not have a material impact on our liquidity.
Cash Management
Our regional treasury centers in North America, Europe and Asia manage our cash and liquidity. Each day, operations with excess funds invest those funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. Treasury centers with excess cash invest on a short-term basis with third parties, generally with maturities ranging from overnight to less than 90 days. Certain treasury centers have notional pooling arrangements that are used to manage their cash and set-off foreign exchange imbalances. The arrangements require each treasury center to have its own notional pool account and to maintain a notional positive account balance. Additionally, under the terms of the arrangement, set-off of foreign exchange positions are limited to the long and short positions within their own account. To the extent that our treasury centers require liquidity, they have the ability to issue up to a total of $2 billion of U.S. Dollar-denominated commercial paper or borrow under the Credit Facility, or the uncommitted credit lines. This process enables us to manage our debt more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate imbalances. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines. We have a policy governing counterparty credit risk with financial institutions that hold our cash and cash equivalents and we have deposit limits for each institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of institutions that are party to the Credit Facility. These institutions generally have credit ratings equal to or better than our credit ratings. In countries where we do not conduct treasury operations, all cash and cash equivalents are held by counterparties that meet specific minimum credit standards
At September 30, 2021, our foreign subsidiaries held approximately $2.0 billion of our total cash and cash equivalents of $4.4 billion. Most of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
At September 30, 2021, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents increased to $850.7 million as compared to $210.7 million at December 31, 2020. The increase in net debt primarily resulted from the use of cash of $1,010.7 million for operating capital principally related to our typical working capital requirements during the period. In addition, the impact of foreign exchange rate changes decreased cash and cash equivalents by $117.6 million, as compared to December 31, 2020. Net debt decreased $1.7 billion from $2.5 billion at September 30, 2020 due to conservative management of our cash during the COVID-19 pandemic and the impact of our refinancing activity in the second quarter of 2021 discussed below.
The components of net debt were (in millions):

	September 30, 2021	December 31, 2020	September 30, 2020
Short-term debt	$10.2	$3.9	$23.6
Long-term debt	5,271.7	5,807.3	5,761.5
Total debt	5,281.9	5,811.2	5,785.1
Less: Cash and cash equivalents and short-term investments	4,431.2	5,600.5	3,278.3
Net debt	$850.7	$210.7	$2,506.8
In May 2021, we issued $800 million of 2031 Notes. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $791.7 million. The net proceeds plus cash on hand were used to redeem all the outstanding $1.250 billion of 2022 Notes in May 2021. In connection with the redemption of the 2022 Notes, we recorded a loss on extinguishment of $26.6 million in interest expense. The impact of this refinancing activity reduced our leverage that had increased from the issuance of $600 million of 2030 Notes in the second quarter of 2020 to increase our liquidity in response to the COVID-19 pandemic, and is expected to result in lower interest expense for the remainder of 2021 as compared to the prior year periods.
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

Debt Instruments and Related Covenants
Our 2.45% Senior Notes issued in February 2020, the 4.20% Senior Notes issued in April 2020 and the 2.60% Senior Notes issued in April 2021 are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness.
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
Note 5 to the unaudited consolidated financial statements provides information regarding our debt instruments.
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. In October 2020, we amended the Credit Facility to increase the maximum Leverage Ratio to 4.0 times through December 31, 2021. At September 30, 2021, we were in compliance with this covenant as our Leverage Ratio was 2.2 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At September 30, 2021, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. Our long-term debt and Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
Credit Markets and Availability of Credit
In light of the uncertainty of future economic conditions, we will continue to take actions available to us to respond to changing economic conditions, and we will continue to actively manage our discretionary expenditures. We will continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to the availability of our Credit Facility, are sufficient to fund our near-term working capital needs and our discretionary spending. Note 5 to the unaudited consolidated financial statements provides information regarding our credit facilities.
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
Commercial paper activity was (dollars in millions):

	Three Months Ended September 30,
	2021	2020
Average amount outstanding during the quarter	$2.7	$29.0
Maximum amount outstanding during the quarter	$250.0	$167.0
Average days outstanding	1.0	5.8
Weighted average interest rate	0.15%	0.22%
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
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 3.1% of revenue for the twelve months ended September 30, 2021. However, during periods of economic downturn, the credit profiles of our clients could change.
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
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2021, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of September 30, 2021. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended September 30, 2021 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2021	512,440	$77.20	—	—
August 1 - August 31, 2021	1,032,703	73.52	—	—
September 1 - September 30, 2021	760,297	73.20	—	—
	2,305,440	$74.23	—	—
During the three months ended September 30, 2021, we purchased 2,046,960 shares of our common stock in the open market for general corporate purposes, and we withheld 258,480 shares from employees to satisfy estimated statutory income tax obligations related to the vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise and vesting dates.
Item 6. Exhibits

10.1
Employment Agreement dated as of July 21, 2021 by and between Omnicom Management Inc. and John D. Wren (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) filed on July 23, 2021 and incorporated herein by reference).

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

OMNICOM GROUP INC.
Date:	October 20, 2021	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)