Form 10-K
period 2021-12-31
OMNICOM GROUP INC.
filed 2022-02-09
CIK 29989

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
____________________________________________________________
Commission File Number: 1-10551
_________________________________________________________________________________
OMNICOM GROUP INC.
(Exact name of registrant as specified in its charter)

New York	13-1514814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 Park Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 415-3600
____________________________________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.15 Par Value	OMC	New York Stock Exchange
0.800% Senior Notes due 2027	OMC/27	New York Stock Exchange
1.400% Senior Notes due 2031	OMC/31	New York Stock Exchange
2.250% Senior Notes due 2033	OMC/33	New York Stock Exchange
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
____________________________________________________________
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2021 was $16,927,235,351. As of February 1, 2022, there were 208,992,475 shares of Omnicom Group Inc. Common Stock outstanding.
Portions of the Omnicom Group Inc. Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 3, 2022 are incorporated by reference into Part III of this report to the extent described herein.

OMNICOM GROUP INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

i

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial position, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include: adverse economic conditions, including those caused by the impact of the COVID-19 pandemic, severe and sustained inflation in countries that comprise our major markets, supply chain issues affecting the distribution of our clients’ products; international, national or local economic conditions that could adversely affect the Company or its clients; losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and a deterioration or a disruption in the credit markets; the ability to attract new clients and retain existing clients in the manner anticipated; changes in client advertising, marketing and corporate communications requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising, marketing and corporate communications industries; the ability to hire and retain key personnel; currency exchange rate fluctuations; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company or its clients; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; and the Company’s international operations, which are subject to the risks of currency repatriation restrictions, social or political conditions and regulatory environment. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.

ii

PART I
Introduction
This report is our 2021 annual report to shareholders and our 2021 Annual Report on Form 10-K, or 2021 Form 10-K.
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
On a global, pan-regional and local basis, our networks and agencies provide a comprehensive range of services in the following fundamental disciplines: Advertising, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations and Healthcare. Advertising includes creative services across digital and traditional media, strategic media planning and buying, and data analytics services. Precision Marketing includes digital and direct marketing, digital transformation and data and analytics. Commerce & Brand Consulting services include brand consulting, strategy and research, and retail ecommerce. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising and point-of-sale, as well as other specialized marketing and custom communications services. Public relations services include corporate communications, crisis management, public affairs, and media and media relations services. Healthcare includes advertising and media services to global healthcare and pharmaceutical clients.
Our business model was built and continues to evolve around our clients. Our fundamental business principle is that our clients’ specific marketing requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. We use our client-centric approach to grow our business by expanding our service offerings to existing clients, moving into new markets and obtaining new clients. In addition to collaborating through our client service models, our agencies and networks collaborate across internally developed technology platforms. Annalect, our proprietary data and analytics platform, serves as the strategic resource for all of our agencies and networks to share when developing client service strategies across our virtual networks. Omni, our people-based precision marketing and insights platform, identifies and defines personalized consumer experiences at scale across creative, media and other disciplines.
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
sports and event marketing
Certain business trends have impacted our business and industry. These trends include clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms. As clients increase their demands for marketing effectiveness and efficiency, they tend to continue to consolidate their business within one or a small number of service providers in the pursuit of a single engagement covering all consumer touch points. We have structured our business around these trends. We believe that our key client matrix organization structure approach to collaboration and integration of our services and solutions provides a competitive advantage to our business in the past and we expect this to continue over the medium and long term. Our key client matrix organization structure facilitates superior client management and allows for greater integration of the services required by the world’s largest brands. Our overarching strategy is to continue to use our virtual client networks to grow our business relationships with our largest clients by serving them across our networks, disciplines and geographies.
As the impact of the COVID-19 pandemic on the global economy moderated, we experienced improvement in our business in 2021 as compared to 2020. In 2021, revenue increased $1,118.3 million, or 8.5%, compared to 2020. The increase in revenue primarily reflects increased client spending in all our disciplines and across all our geographic areas compared to the prior year and the strengthening of most foreign currencies, primarily the British Pound and the Euro, against the U.S. Dollar. The increase in revenue year-over-year was impacted by a reduction in acquisition revenue, net of disposition revenue, primarily due to the sale of a specialty media business in the second quarter of 2021.
Global economic conditions may continue to be volatile as long as the COVID-19 pandemic remains a public health threat. We expect global economic performance and the performance of our businesses to vary by geography and discipline until the impact of the COVID-19 pandemic on the global economy subsides.
We continually evaluate our portfolio of businesses to identify areas for investment and acquisition opportunities, as well as to identify non-strategic or underperforming businesses for disposition. For information about our acquisitions and dispositions, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, - Acquisitions and Goodwill and Notes 5 and 13, respectively, to the consolidated financial statements. In the three years ended December 31, 2021, none of our acquisitions or dispositions, individually or in the aggregate, was material to our results of operations or financial position.
The various components of our business, including revenue by discipline and geographic area, and material factors that affected us in 2021, are discussed in the MD&A.
Our Clients
Our clients operate in virtually every sector of the global economy. In many cases, multiple agencies or networks serve different brands, product groups or both within the same client. For example, in 2021 our largest client represented 3.2% of revenue and was served by approximately 110 of our agencies. Our 100 largest clients, many of which represent the largest global marketers, represented approximately 54% of revenue and were each served, on average, by approximately 52 of our agencies.
Government Regulations
We are subject to various local, state and federal laws and regulations in the countries in which we conduct business. Compliance with these laws and regulations in the normal course of business did not have a material effect on our business, results of operations or financial position. Additional information regarding the impact of government regulations on our business is included in Item 1A. Risk Factors - Regulatory Risks.
Human Capital Resources/Environmental, Social and Governance (ESG)
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
Human capital management strategies are developed collectively by senior management, including the management teams of the Company’s networks and practice areas, and are overseen by the Company’s Board of Directors. We are committed to efforts that ensure that the workplace is equitable, ethical, fosters an inclusive work environment across our global workforce and respects human rights. Our social and human capital management priorities include, among other things, adopting codes of conduct and business ethics, providing competitive wages and benefits, comprehensive training programs, succession planning, promoting diversity and inclusion and implementing technology platforms that prioritize the achievement of systemic equity throughout the Company. Our environmental sustainability initiatives focus on efficiency of office space, energy usage and travel.
In connection with our ESG efforts, we are a signatory to the UN Global Compact, a principle-based framework to encourage businesses and firms worldwide to adopt sustainable and socially responsible policies. We support the UN Sustainable Development Goals, a collection of global goals designed to be a blueprint to achieve a better, more inclusive and sustainable future. Also, we are committed to joining the Science-Based Target Initiative (SBTi), which publicly audits companies on their emissions reduction efforts
At December 31, 2021, we employed approximately 71,700 people worldwide. The United States, our largest employee base, employed approximately 22,600 people. None of our regular employees in the United States are represented by a labor union. The approximate number of employees in our principal geographic regions at December 31, 2021 were 29,800 in the Americas, 28,800 in Europe, the Middle East and Africa, or EMEA, and 13,100 in Asia Pacific. Certain employees in a few countries outside the United States, primarily in Europe, are represented by work councils. See the MD&A for a discussion of the effect of salary and related costs on our results of operations.
Information About Our Executive Officers
At February 1, 2022, our executive officers were:

Name	Position	Age
John D. Wren	Chairman of the Board and Chief Executive Officer	69
Daryl Simm	President and Chief Operating Officer	60
Philip J. Angelastro	Executive Vice President and Chief Financial Officer	57
Michael J. O’Brien	Executive Vice President, General Counsel and Secretary	60
Andrew L. Castellaneta	Senior Vice President, Chief Accounting Officer	63
Peter L. Swiecicki	Senior Vice President, Finance and Controller	63
Rochelle M. Tarlowe	Senior Vice President and Treasurer	51
Jonathan B. Nelson	CEO, Omnicom Digital	54
Mr. Wren was named Chairman of the Board and Chief Executive Officer in May 2018 and previously served as President and Chief Executive Officer from 1997 to May 2018. Mr. Simm was named President and Chief Operating Officer in November 2021 and previously served as Chief Executive Officer of Omnicom Media Group for more than 20 years. Ms. Tarlowe was named Senior Vice President and Treasurer in May 2019 and previously served as Senior Vice President and Treasurer of Avis Budget Group from 2007 until April 2019. All other executive officers have held their present position for at least five years. Additional information about our directors and executive officers will appear in our definitive proxy statement, which is expected to be filed with the United States Securities and Exchange Commission, or SEC, in March 2022.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. Documents we file with the SEC are available free of charge on our website at http://investor.omnicomgroup.com, as soon as reasonably practicable after such material is filed with the SEC. The information included on or available through our website is not part of this or any other report we file with the SEC. Any document that we file with the SEC is available on the SEC’s website at www.sec.gov.
Item 1A. Risk Factors
Economic Risks
Adverse economic conditions, a reduction in client spending, a deterioration in the credit markets or a delay in client payments could have a material effect on our business, results of operations and financial position.
Economic conditions have a direct impact on our business, results of operations and financial position. Adverse economic conditions, including those caused by the COVID-19 pandemic, severe and sustained inflation in countries that comprise our major markets, supply chain issues affecting the distribution of our clients’ products, or a disruption in the credit markets, pose a risk that clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications projects. Such actions would reduce the demand for our services and could result in a reduction in our revenue, which would adversely affect our business, results of operations and financial position. A contraction in the availability of credit may make it more difficult for us to meet our working capital requirements. In addition, a disruption in the credit markets could adversely affect our clients liquidity and could cause them to delay payment for our services or take other actions that would negatively affect our working capital. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements, which may not be available on favorable terms, or at all. Even if we take action to respond to adverse economic conditions, reductions in revenue and disruptions in the credit markets by aligning our cost structure and more efficiently managing our working capital, such actions may not be effective.
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
In addition, our methods of managing the risk of payment default, including obtaining credit insurance, requiring payment in advance, mitigating the potential loss in the marketplace or negotiating with media providers, may be insufficient, less available, or unavailable during a severe economic downturn.
The COVID-19 pandemic has negatively impacted our business, results of operations and financial position, and the COVID-19 pandemic or other similar public health crises could adversely impact our business, results of operations and financial position in the future.
The COVID-19 pandemic negatively impacted our business, results of operations and financial position in 2020 and through the first quarter of 2021, as most of our clients’ businesses were affected by the pandemic. As long as the COVID-19 pandemic, including any existing or new variants, remains a public health threat, global economic conditions will continue to be volatile and such uncertainty cuts across all clients, industries and geographies. Demand for certain of our service offerings may be adversely affected by new developments in the pandemic, including the emergence of new variants, or other similar public health crises. The extent of the impact of the COVID-19 pandemic, or other similar public health crises, on our business will depend on numerous factors that we are not able to accurately predict.
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
In 2021, our 100 largest clients represented approximately 54% of our revenue. Clients generally are able to reduce or cancel current or future spending on advertising, marketing and corporate communications projects at any time on short notice for any reason. A significant reduction in spending on our services by our largest clients, or the loss of several of our largest clients, if not replaced by new clients or an increase in business from existing clients, would adversely affect our revenue and could have a material adverse effect on our business, results of operations and financial position.
We rely extensively on information technology systems, and cybersecurity incidents could adversely affect us.
We rely on information technology systems and infrastructure to connect with our clients, people and others and store business and financial data. Increased cybersecurity threats and attacks, which are constantly evolving, pose a risk to our systems and networks. For example, in February 2021, we experienced a cybersecurity incident that resulted in the disruption of certain of our information technology systems at one of our networks. Based on our investigation, the incident did not have a material impact on our business, results of operations or financial position. However, cybersecurity threats and attacks in the future could be material. Security breaches, improper use of our systems and unauthorized access to our data and information by employees and others may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. We also have access to sensitive or personal data or information that is subject to privacy laws and regulations. Our systems and processes may be unable to prevent future material security breaches, and such breaches could adversely affect our business and reputation.
We also use third-party service providers, including cloud providers, to store, transmit and process data. These third-party service providers could also be subject to cybersecurity incidents that could adversely affect us.
In addition, through 2021, the overwhelming majority of our workforce temporarily transitioned to working from home during the COVID-19 pandemic. The increase in the number of our employees working from home may increase certain business and procedural control risks, including increased risk of cybersecurity incidents and exposure of sensitive business and client advertising and marketing information, as well as personal data or information.
Risks Related to International Operations
Currency exchange rate fluctuations have impacted, and in the future could impact, our business, results of operations and financial position.
In 2021, our international operations represented approximately 49% of our revenue. We operate in all major international markets including the Euro Zone, the United Kingdom, or the U.K., Australia, Brazil, Canada, China and Japan. Our agencies transact business in more than 50 different currencies. Substantially all of our foreign operations transact business in their local currency and, accordingly, their financial statements are translated into U.S. Dollars. As a result, both adverse and beneficial fluctuations in foreign exchange rates impact our business, results of operations and financial position. In addition, funds transferred to the United States can be adversely or beneficially impacted by changes in foreign currency exchange rates.
As a global business we face certain risks of doing business internationally, and we are exposed to risks from operating in high-growth markets and developing countries, which could have a material adverse effect on our business, results of operations and financial position.
The operational and financial performance of our international businesses are affected by global and regional economic conditions, competition for new business and staff, currency exchange rate fluctuations, political conditions, differing tax and regulatory environments and other risks associated with extensive international operations. In addition, we conduct business in numerous high-growth markets and developing countries that tend to have longer billing collection cycles, currency repatriation restrictions and commercial laws that can be undeveloped, vague, inconsistently enforced, retroactively applied or frequently changed. The risks associated with our international operations could have a material adverse effect on our business, results of operations and financial position. Additionally, our operations are subject to the United States Foreign Corrupt Practices Act and other anti-corruption and anti-bribery laws and regulations. These laws and regulations are complex and stringent, and any changes and violations could have an adverse effect on our business and reputation. For financial information by geographic region, see Note 8 to the consolidated financial statements.
We have substantial operations in the U.K. and the Euro Zone. In 2020, the U.K. completed its separation from the European Union, or E.U., (commonly referred to as “Brexit”) and entered into an agreement, or Brexit Agreement, with the E.U. that defines the terms of their relationship, covering, among other things, trade and tariffs, services and travel. The uncertainties related to the impact of the Brexit Agreement have cross-border operational, financial and tax implications, among others, and any economic volatility that may arise in the U.K., the E.U. or elsewhere may adversely affect our business.

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
Our businesses could be indirectly affected by increased prices for goods or services provided to us by companies that are directly affected by laws and regulations aimed at mitigating the impact of climate change. Specifically, these companies may seek to pass their increased costs through to their customers. If our clients are impacted by such laws or regulations, either directly or indirectly, their spending for advertising and marketing services may decline, which could adversely impact our business, results of operations and financial position. Additionally, to comply with potential future changes in environmental laws and regulations, we may need to incur additional costs, which could impact our business, results of operations and financial position.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We conduct business and maintain offices throughout the world. The facility requirements of our businesses are similar across geographic regions and disciplines. Substantially all our office space is leased under operating leases with varying expiration dates. Lease obligations of our foreign operations are generally denominated in their local currency. We believe that our facilities are adequate for our current operations and are well maintained. Our principal corporate offices are located at 280 Park Avenue, New York, New York; 1055 Washington Boulevard, Stamford, Connecticut; and 525 Okeechobee Boulevard, West Palm Beach, Florida. We also maintain executive offices in London, England; Shanghai, China; and Singapore. Notes 2 and 16 to the consolidated financial statements provide a description of our lease expense, which comprises a significant component of our occupancy and other costs, and our lease commitments.

Item 3. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not expect that these proceedings will have a material adverse effect on our results of operations or financial position.
Item 4. Mine Safety Disclosures
Not Applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed and traded on the New York Stock Exchange under the symbol OMC. As of February 1, 2022, there were 1,905 registered holders of our common stock.
Common stock repurchases during the three months ended December 31, 2021 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2021	78,719	$74.45	—	—
November 1 - November 30, 2021	407,529	$68.37	—	—
December 1 - December 31, 2021	3,106,633	$70.95	—	—
	3,592,881	$70.73	—	—
During the three months ended December 31, 2021, we purchased 3,512,485 shares of our common stock in the open market, and we withheld 80,396 shares from employees to satisfy estimated statutory income tax obligations related to the vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date. There were no unregistered sales of equity securities during the three months ended December 31, 2021.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY
Impact of the COVID-19 Pandemic on our Business
As the impact of the COVID-19 pandemic on the global economy moderated, we experienced improvement in our business in 2021 as compared to 2020. In 2021, revenue increased $1,118.3 million, or 8.5%, compared to 2020. The increase in revenue primarily reflects increased client spending in all our disciplines and across all our geographic areas compared to the prior year and the strengthening of most foreign currencies, primarily the British Pound and the Euro, against the U.S. Dollar. The increase in revenue year-over-year was partially offset by a reduction in acquisition revenue, net of disposition revenue, reflecting the sale of ICON International, or ICON, a specialty media business, in the second quarter of 2021.
Global economic conditions may continue to be volatile as long as the COVID-19 pandemic remains a public health threat, which could negatively impact our clients' spending plans. We expect global economic performance and the performance of our businesses to vary by geography and discipline until the impact of the COVID-19 pandemic on the global economy subsides.
Results of Operations for the Year Ended December 31, 2021
We are a strategic holding company providing advertising, marketing and corporate communications services to clients through our branded networks and agencies around the world. On a global, pan-regional and local basis, our networks and agencies provide a comprehensive range of services in the following fundamental disciplines: Advertising, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations and Healthcare. Advertising includes creative services across digital and traditional media, and strategic media planning and buying and data analytics services. Precision Marketing includes digital and direct marketing, digital transformation and data and analytics. Commerce & Brand Consulting services include brand consulting, strategy and research and retail ecommerce. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising and point-of-sale, as well as other specialized marketing and custom communications services. Public relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes advertising and media services to global healthcare and pharmaceutical clients. Our business model was built and continues to evolve around our clients. While our networks and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. Our fundamental business principle is that our clients’ specific marketing requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. We use our client-centric approach to grow our business by expanding our service offerings to existing clients, moving into new markets and obtaining new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that typically currently serve or could serve our existing clients.
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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the year ended December 31, 2021, our largest client represented 3.2% of revenue and our 100 largest clients, which represent many of the world's major marketers, represented approximately 54% of revenue. Our clients operate in virtually every sector of the global economy with no one industry representing more than 16% of our revenue in 2021. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
Certain global events targeted by major marketers for advertising expenditures, such as the FIFA World Cup and the Olympics, and certain national events, such as the U.S. election process, may affect our revenue period-over-period in certain businesses. Typically, these events do not have a significant impact on our revenue in any period.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions, including those arising from the COVID-19 pandemic, severe and sustained inflation in countries that comprise our major markets and client supply chain issues, pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter.
Beginning in March 2020 and continuing through the first quarter of 2021, our business experienced the effects from reductions in client spending due to the economic impact related to the COVID-19 pandemic. While mixed by business and geography, the spending reductions impacted all our businesses and markets. Globally, the most impacted businesses were our Experiential discipline, especially in our event marketing businesses, and our Execution & Support discipline, primarily in field marketing. Most of our markets began to improve versus the prior year in the first quarter of 2021, and the improvement continued through the end of 2021 as clients substantially increased their spending on our services. The economic and fiscal issues, including impacts related to the pandemic, facing the countries we operate in could cause economic uncertainty and volatility; however, the impact on our business will likely vary by country. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
General marketing communications trends impact our business and industry and, on balance, we believe that these effects are generally positive. These trends include integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms, and clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets. As clients increase their demands for marketing effectiveness and efficiency, many of them have made it a practice to consolidate their business within one or a small number of service providers in the pursuit of a single engagement covering all consumer touch points. We have structured our business around these trends. Certain trends such as increased spending on digital marketing platforms, and our key client matrix organization structure approach to collaboration and integration of our services and solutions provide a competitive advantage to our business, and we expect this advantage to continue over the medium and long term.

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
In 2021, our revenue increased $1,118.3 million, or 8.5%, compared to 2020. Changes in foreign exchange rates increased revenue 2.2%, acquisition revenue, net of disposition revenue, reduced revenue 3.9%, and organic growth increased revenue 10.2%. The reduction in acquisition revenue, net of disposition revenue, reflects the sale of ICON in the second quarter of 2021. In 2021, our business experienced a recovery from the negative effects of the COVID-19 pandemic in all our disciplines and regional markets as compared to 2020. The negative effects from the pandemic did not significantly impact our major markets and businesses until late in the first quarter of 2020. As a result, the improvement in revenue in 2021 versus the prior year was driven by the recovery in the second through the fourth quarter of 2021 as compared to the prior year. The change in revenue across our principal regional markets were: North America increased $132.6 million, Europe increased $611.9 million, Asia-Pacific increased $292.7 million and Latin America increased $20.7 million. In North America, improved organic revenue growth in the United States and Canada was partially offset by a decrease in revenue resulting from the disposition of ICON in the second quarter of 2021. The United States experienced organic revenue growth in all disciplines, led by our Advertising discipline, on the strength of our media business, and our Precision Marketing and Public Relations disciplines. In Europe, organic revenue increased in substantially all countries and disciplines, especially our Advertising discipline, which was led by our media business, and our Experiential, Precision Marketing and Commerce and Brand Consulting disciplines. The strengthening of the British Pound and the Euro against the U.S. Dollar contributed to increased revenue in the region. In Latin America, organic revenue growth in all countries in the region, especially Brazil, Colombia, and Chile, primarily in our Advertising discipline, was partially offset by the weakening of the Brazilian Real against the U.S. Dollar. In Asia-Pacific, revenue increased due to strong organic revenue growth in substantially all countries, particularly China, Australia, India, New Zealand, and Japan and in all disciplines. The strengthening of substantially all currencies against the U.S. Dollar contributed to increased revenue in the region. The increases in revenue in 2021, compared to 2020, in our fundamental disciplines were: Advertising $447.9 million, Precision Marketing $250.2 million, Commerce and Brand Consulting $88.9 million, Experiential $119.1 million, Execution & Support $65.3 million, Public Relations $80.8 million and Healthcare $66.1 million.
We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up the significant portion of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor and third-party service costs, which primarily include third-party supplier costs when we act as principal in providing services to our clients and client-related travel costs. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses.
In 2021, operating expenses increased $519.2 million, or 4.5%, year-over-year. Operating expenses for 2021 reflect a reduction of $50.5 million related to the gain from the sale of ICON, and the prior year included an increase of $277.9 million related to charges we recorded in the second quarter of 2020 in connection with the actions we took in response to the COVID-19 pandemic. Salary and service costs, which tend to fluctuate with changes in revenue, increased $829.2 million, or 8.7%, compared to 2020, reflecting increases in salary and related service costs, which include an increase in freelance labor costs, and third-party service costs of $720.1 million and $109.1 million, respectively. These increases primarily resulted from the increase in organic revenue, as well as the strengthening of most foreign currencies against the U.S. Dollar, especially the British Pound and Euro. The prior year reflects a reduction in salary and service costs of $162.6 million related to reimbursements under pandemic relief government programs in several countries, as well as an increase of $55.8 million related to asset impairment charges. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $9.7 million, or 0.9%, in 2021 as compared to 2020. Operating profit increased $599.1 million to $2,197.9 million, operating margin increased to 15.4% from 12.1%, and EBITA margin increased to 15.9% from 12.8%. The increases in operating profit, operating margin and EBITA margin reflect the positive impact of organic revenue growth, the positive impact of cost reduction actions taken in the prior year in response to the COVID-19 pandemic, and the negative impact in the prior year from the net increase in operating expenses recorded in the second quarter of 2020 aggregating $171.1 million, related to the COVID-19 repositioning costs, and asset impairment charges recorded in the fourth quarter of 2020, partially offset by the benefit of $162.6 million related to reimbursements under pandemic relief government programs. Additionally, operating profit, operating margin and EBITA margin for 2021 were favorably impacted by the $50.5 million gain recorded in connection with the sale of ICON.
Looking ahead to 2022, we expect organic revenue growth to be between 5% and 6%. Additionally, we expect certain operating costs, such as travel and general office expenses, to continue to increase to normal levels as more of our workforce returns to the office; we believe we can offset the impact of these increases by managing other discretionary costs, as well as certain infrastructure costs. Accordingly, for the full year 2022, we believe we will be able to maintain the operating margins we achieved in 2021.

SG&A expenses increased slightly year-over-year. SG&A expenses primarily consist of third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, which includes group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.
In 2021, net interest expense increased $19.6 million year-over-year to $209.1 million. Interest expense on debt in 2021 increased $13.6 million to $213.2 million compared to 2020, primarily arising from a loss of $26.6 million on the early redemption in May 2021 of all the outstanding $1.25 billion of our 3.625% Senior Notes due 2022, or 2022 Notes, which was partially offset by the benefit from the issuance of $800 million of our 2.60% Senior Notes due 2031, or 2031 Notes, at a lower rate. Interest income in 2021 decreased $5.0 million year-over-year to $27.3 million primarily due to lower rates.
Our effective tax rate for 2021 decreased year-over-year to 24.6% from 27.1%. In connection with the sale of ICON in the second quarter of 2021, we recorded a pre-tax gain of $50.5 million. The lower effective tax rate for 2021 was predominantly the result of $32.8 million favorable settlements of uncertain tax positions in certain domestic jurisdictions, as well as a nominal tax applied against the book gain on the sale of ICON resulting from excess tax over book basis. The effective tax rate for 2020 reflects an increase due to the non-deductibility in certain jurisdictions of a portion of the COVID-19 repositioning charges recorded in the second quarter of 2020.
Net income - Omnicom Group Inc. in 2021 increased $462.4 million to $1,407.8 million from $945.4 million in 2020. The year-over-year increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased to $6.53 in 2021, compared to $4.37 in 2020, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from the resumption of repurchases of our common stock during the year, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan during the year.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following summary of our critical accounting policies provides a better understanding of our financial statements and the related discussion in this MD&A. We believe that the following policies may involve a higher degree of judgment and complexity in their application than most of our accounting policies and represent the critical accounting policies used in the preparation of our financial statements. Readers are encouraged to consider this summary together with our consolidated financial statements and the related notes, including Note 2, for a more complete understanding of the critical accounting policies discussed below.
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
We evaluate goodwill for impairment at least annually at the end of the second quarter of each fiscal year and whenever events or circumstances indicate the carrying value may not be recoverable. Under FASB ASC Topic 350, Intangibles - Goodwill and Other, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to the goodwill impairment test. We performed the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. In June 2021, we combined certain practice areas into a new reporting unit and assigned a segment manager primarily responsible for the Omnicom Public Relations Group. As a result, the number of operating segments increased from five to six. We identified our regional reporting units as components of our operating segments, which are our six global agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our key client matrix organization structure for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and in FASB ASC Topic 350. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics. The main economic components of each agency are employee compensation and related costs and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our virtual client network strategy.
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
In applying the income approach, we use estimates to derive the discounted expected cash flows (“DCF”) for each reporting unit that serves as the basis of our valuation. These estimates and assumptions include revenue growth and operating margin, EBITDA, tax rates, capital expenditures, weighted average cost of capital and related discount rates and expected long-term cash flow growth rates. All of these estimates and assumptions are affected by conditions specific to our businesses, economic conditions related to the industry we operate in, as well as conditions in the global economy. The assumptions that have the most significant effect on our valuations derived using a DCF methodology are: (1) the expected long-term growth rate of our reporting units’ cash flows and (2) the weighted average cost of capital (“WACC”) for each reporting unit.
At June 30, 2021 we adjusted our assumptions to reflect the economic conditions in light of the impact on our business related to the COVID-19 pandemic. The assumptions used for the long-term growth rate and WACC in our evaluations as of June 30, 2021 and 2020 were:

	2021	2020
Long-Term Growth Rate	3.5%	3.0%
WACC	9.8% - 10.4%	10.6% - 10.8%
Long-term growth rate represents our estimate of the long-term growth rate for our industry and the markets of the global economy we operate in. For the past ten years, the average historical revenue growth rate of our reporting units and the Average Nominal GDP, or NGDP, growth of the countries comprising the major markets that account for substantially all of our revenue was approximately 3.2% and 3.4%, respectively. We considered this history when determining the long-term growth rates used in our annual impairment test at June 30, 2021, and included in the 10-year history is the full year 2020 that reflects the impact of the COVID-19 pandemic on the global economy. We believe marketing expenditures over the long term have a high correlation to NGDP. Based on our historical performance, we also believe that our long-term growth rate will exceed NGDP growth in the markets we operate in, which are similar across our reporting units. Accordingly, for our annual test as of June 30, 2021, we used an estimated long-term growth rate of 3.5%.
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
We will continue to perform our impairment test each year at June 30th unless events or circumstances trigger the need for an interim impairment test. There were no events through December 31, 2021 that would change our impairment assessment. The estimates used in our goodwill impairment test do not constitute forecasts or projections of future results of operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units as of the valuation date. We believe that our estimates and assumptions are reasonable, but they are subject to change from period to period. Actual results of operations and other factors will likely differ from the estimates used in our discounted cash flow valuation, and it is possible that differences could be significant. A change in the estimates we use could result in a decline in the estimated fair value of one or more of our reporting units from the amounts derived as of our latest valuation and could cause us to fail our goodwill impairment test if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in a non-cash impairment charge and may have an adverse effect on our results of operations and financial position. Additional information about acquisitions and goodwill appears in Notes 2, 5 and 6 to the consolidated financial statements.
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services (the performance obligation) in an amount that reflects the consideration we expect to receive in exchange for those goods or services (the transaction price). We measure revenue by estimating the transaction price based on the consideration specified in the client arrangement. Revenue is recognized as the performance obligations are satisfied. Our revenue is primarily derived from the planning and execution of advertising communications and marketing services in the following fundamental disciplines: Advertising, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations and Healthcare. Our client contracts are primarily fees for service on a rate per hour or per project basis. Revenue is recorded net of sales, use and value added taxes.
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
However, the inclusion of billings related to third-party direct costs in revenue depends on whether we act as a principal or as an agent in the client arrangement. In most of our businesses, including advertising, which also includes studio production efforts and media planning and buying services, public relations, healthcare advertising and most of our Experiential businesses, we act as an agent and arrange, at the client’s direction, for third parties to perform certain services. In these cases, we do not control the goods or services prior to the transfer to the client. As a result, revenue is recorded net of these costs, equal to the amount retained for our fee or commission.
In certain businesses we may act as principal when contracting for third-party services on behalf of our clients. In our events business and most of our Execution & Support businesses, including field marketing and certain specialty marketing businesses, we act as principal because we control the specified goods or services before they are transferred to the client and we are responsible for providing the specified goods or services, or we are responsible for directing and integrating third-party vendors to fulfill our performance obligation at the agreed upon contractual price. In such arrangements, we also take pricing risk under the terms of the client contract. In certain specialty media buying businesses, we act as principal when we control the buying process for the purchase of the media and contract directly with the media vendor. In these arrangements, we assume the pricing risk under the terms of the client contract. When we act as principal, we include billable amounts related to third-party costs in the transaction price and record revenue over time at the gross amount billed, including out-of-pocket costs, consistent with the manner that we recognize revenue for the underlying services contract. However, in media buying contracts where we act as principal, we recognize revenue at a point in time, typically when the media is run, including when it is not subject to cancellation by the client or media vendor.
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

RESULTS OF OPERATIONS - 2021 Compared to 2020 (in millions):

	Year Ended December 31,
	2021	2020
Revenue	$14,289.4	$13,171.1
Operating Expenses:
Salary and service costs	10,402.0	9,572.8
Occupancy and other costs	1,148.2	1,138.5
Gain on disposition of subsidiary	(50.5)	—
COVID-19 repositioning costs	—	277.9
Cost of services	11,499.7	10,989.2
Selling, general and administrative expenses	379.7	360.5
Depreciation and amortization	212.1	222.6
	12,091.5	11,572.3
Operating Profit	2,197.9	1,598.8
Operating Margin - %	15.4%	12.1%
Interest Expense	236.4	221.8
Interest Income	27.3	32.3
Income Before Income Taxes and Income (Loss) From Equity Method Investments	1,988.8	1,409.3
Income Tax Expense	488.7	381.7
Income (Loss) From Equity Method Investments	7.5	(6.8)
Net Income	1,507.6	1,020.8
Net Income Attributed To Noncontrolling Interests	99.8	75.4
Net Income - Omnicom Group Inc.	$1,407.8	$945.4
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
The following table reconciles the U.S. GAAP financial measure of net income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	Year Ended December 31,
	2021	2020
Net Income - Omnicom Group Inc.	$1,407.8	$945.4
Net Income Attributed To Noncontrolling Interests	99.8	75.4
Net Income	1,507.6	1,020.8
Income (Loss) From Equity Method Investments	7.5	(6.8)
Income Tax Expense	488.7	381.7
Income Before Income Taxes and Income (Loss) From Equity Method Investments	1,988.8	1,409.3
Interest Expense	236.4	221.8
Interest Income	27.3	32.3
Operating Profit	2,197.9	1,598.8
Add back: Amortization of intangible assets	80.0	83.1
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$2,277.9	$1,681.9
Revenue	$14,289.4	$13,171.1
EBITA	$2,277.9	$1,681.9
EBITA Margin - %	15.9%	12.8%

Revenue
In 2021, our revenue increased $1,118.3 million, or 8.5%, compared to 2020. Changes in foreign exchange rates increased revenue 2.2%, acquisition revenue, net of disposition revenue, reduced revenue 3.9%, and organic growth increased revenue 10.2%. The reduction in acquisition revenue, net of disposition revenue, reflects the sale of ICON in the second quarter of 2021. In 2021, our business experienced a recovery from the negative effects of the COVID-19 pandemic in all our disciplines and regional markets as compared to 2020. The negative effects from the pandemic did not significantly impact our major markets and businesses until late in the first quarter of 2020. As a result, the improvement in revenue in 2021 versus the prior year was driven by the recovery in the second, third and fourth quarters of 2021 as compared to the prior year. The change in revenue across our principal regional markets were: North America increased $132.6 million, Europe increased $611.9 million, Asia-Pacific increased $292.7 million and Latin America increased $20.7 million. In North America, improved organic revenue growth in the United States and Canada was partially offset by a decrease in revenue resulting from the disposition of ICON in the second quarter of 2021. The United States experienced organic revenue growth in all disciplines, led by our Advertising discipline, on the strength of our media business, and our Precision Marketing and Public Relations disciplines. In Europe, organic revenue increased in substantially all countries and disciplines, especially our Advertising discipline, which was led by our media business, and our Experiential, Precision Marketing and Commerce and Brand Consulting disciplines. The strengthening of the British Pound and the Euro against the U.S. Dollar contributed to increased revenue in the region. In Latin America, organic revenue growth in all countries in the region, especially Brazil, Colombia, and Chile, primarily in our Advertising discipline, was partially offset by the weakening of the Brazilian Real against the U.S. Dollar. In Asia-Pacific, revenue increased due to strong organic revenue growth in substantially all countries, particularly China, Australia, India, New Zealand, and Japan and in all disciplines. The strengthening of substantially all currencies against the U.S. Dollar contributed to increased revenue in the region. The increases in revenue in 2021, compared to 2020, in our fundamental disciplines were: Advertising $447.9 million, Precision Marketing $250.2 million, Commerce and Brand Consulting $88.9 million, Experiential $119.1 million, Execution & Support $65.3 million, Public Relations $80.8 million and Healthcare $66.1 million.
The components of revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2020	$13,171.1		$7,186.1		$5,985.0
Components of revenue change:
Foreign exchange rate impact	288.2	2.2%	—	—%	288.2	4.8%
Acquisition revenue, net of disposition revenue	(516.5)	(3.9)%	(524.8)	(7.3)%	8.3	0.1%
Organic growth	1,346.6	10.2%	584.6	8.1%	762.0	12.7%
December 31, 2021	$14,289.4	8.5%	$7,245.9	0.8%	$7,043.5	17.7%
The components and percentages are calculated as follows:
•The foreign exchange impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $14,001.2 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($14,289.4 million less $14,001.2 million for the Total column).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($13,171.1 million for the Total column).

Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at February 4, 2022 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue in 2022 by approximately 2.0% for the first quarter and 1.5% for the year. In addition, for the full year 2022, based on acquisition and disposition activity to date, we expect the effect of net acquisition and disposition activity to reduce revenue by approximately 3.0% to 3.5% and organic revenue growth to be between 5% and 6%.
Revenue and organic growth in our geographic markets were (in millions):

	Year Ended December 31,
	2021	2020	$ Change	% Organic Growth
Americas:
North America	$7,709.7	$7,577.1	$132.6	8.3%
Latin America	296.1	275.4	20.7	9.4%
EMEA:
Europe	4,219.6	3,607.7	611.9	11.9%
Middle East and Africa	267.6	207.2	60.4	26.4%
Asia-Pacific	1,796.4	1,503.7	292.7	13.7%
	$14,289.4	$13,171.1	$1,118.3	10.2%
Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, increased $611.9 million in 2021 compared to 2020. Revenue in the U.K., representing 10.6% of revenue, increased $237.7 million. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 18.9% of revenue, increased $374.2 million. The increase in revenue is due to strong organic growth in all countries and disciplines, as well as the strengthening of the British Pound and Euro against the U.S. Dollar.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. In 2021, we had an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. In 2021 and 2020, our largest client represented 3.2% and 3.4% of revenue, respectively. Our ten largest and 100 largest clients represented 21.7% and 53.6% of revenue for 2021, respectively, and 20.8% and 54.0% of revenue for 2020, respectively.
To monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: Advertising, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations and Healthcare.
Certain of our business and markets experienced a slower improvement in 2021 from the effects of client spending reductions in 2020 related to the COVID-19 pandemic. Among the most negatively impacted businesses in 2020 were our Experiential discipline, primarily in our event marketing businesses, and our Execution & Support discipline, primarily in our field marketing businesses.
Revenue and organic growth by discipline were (in millions):

	Year Ended December 31,
	2021		2020		2021 vs. 2020	2021
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$7,959.3	55.7%	$7,511.4	57.0%	$447.9	10.7%
Precision Marketing	1,194.8	8.4%	944.6	7.2%	250.2	19.0%
Commerce & Brand Consulting	910.7	6.4%	821.8	6.2%	88.9	9.9%
Experiential	545.9	3.8%	426.8	3.2%	119.1	27.0%
Execution & Support	1,026.6	7.2%	961.3	7.3%	65.3	4.2%
Public Relations	1,391.7	9.7%	1,310.9	10.0%	80.8	6.3%
Healthcare	1,260.4	8.8%	1,194.3	9.1%	66.1	4.0%
	$14,289.4		$13,171.1		$1,118.3	10.2%

We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Year Ended December 31,
	2021	2020
Pharmaceuticals and Healthcare	15%	16%
Food and Beverage	14%	14%
Technology	11%	9%
Auto	10%	10%
Consumer Products	8%	8%
Financial Services	7%	8%
Travel and Entertainment	7%	7%
Retail	7%	7%
Telecommunications	5%	6%
Government	3%	3%
Services	2%	2%
Oil, Gas and Utilities	2%	1%
Not-for-Profit	1%	1%
Education	1%	1%
Other	7%	7%
	100%	100%
In 2020, certain industry sectors were more negatively affected by the impact of the COVID-19 pandemic than others.
Operating Expenses
Operating expenses were (in millions):

	Year Ended December 31,
	2021		2020		2021 vs. 2020
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$14,289.4		$13,171.1		$1,118.3	8.5%
Operating Expenses:
Salary and service costs:
Salary and related service costs	6,971.0	48.8%	6,250.9	47.5%	720.1	11.5%
Third-party service costs	3,431.0	24.0%	3,321.9	25.2%	109.1	3.3%
	10,402.0	72.8%	9,572.8	72.7%	829.2	8.7%
Occupancy and other costs	1,148.2	8.0%	1,138.5	8.6%	9.7	0.9%
Gain on sale of subsidiary	(50.5)	(0.4)%	—	—%	(50.5)
COVID-19 repositioning costs	—	—%	277.9	2.1%	(277.9)
Cost of services	11,499.7		10,989.2		510.5
Selling, general and administrative expenses	379.7	2.7%	360.5	2.7%	19.2	5.3%
Depreciation and amortization	212.1	1.5%	222.6	1.7%	(10.5)	(4.7)%
	12,091.5	84.6%	11,572.3	87.9%	519.2	4.5%
Operating Profit	$2,197.9	15.4%	$1,598.8	12.1%	$599.1	37.5%
In 2021, operating expenses increased $519.2 million, or 4.5%, year-over-year. Operating expenses for 2021 reflect a reduction of $50.5 million related to the gain from the sale of ICON, and the prior year included an increase of $277.9 million related to charges we recorded in the second quarter of 2020 in connection with the actions we took in response to the COVID-19 pandemic. Salary and service costs, which tend to fluctuate with changes in revenue, increased $829.2 million, or 8.7%, compared to 2020, reflecting increases in salary and related service costs, which include an increase in freelance labor costs, and third-party service costs of $720.1 million and $109.1 million, respectively. These increases primarily resulted from the increase in organic revenue, as well as the strengthening of most foreign currencies against the U.S. Dollar, especially the British Pound and Euro. The prior year reflects a reduction in salary and service costs of $162.6 million related to reimbursements under pandemic relief government programs in several countries, as well as an increase of $55.8 million related to asset impairment charges. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $9.7 million, or 0.9%, in 2021 as compared to 2020. Operating profit increased $599.1 million to $2,197.9 million, operating margin increased to 15.4%

from 12.1%, and EBITA margin increased to 15.9% from 12.8%. The increases in operating profit, operating margin and EBITA margin reflect the positive impact of organic revenue growth, the positive impact of cost reduction actions taken in the prior year in response to the COVID-19 pandemic, and the negative impact in the prior year from the net increase in operating expenses recorded in the second quarter of 2020 aggregating $171.1 million, related to the COVID-19 repositioning costs, and asset impairment charges recorded in the fourth quarter of 2020, partially offset by the benefit of $162.6 million related to reimbursements under pandemic relief government programs. Additionally, operating profit, operating margin and EBITA margin for 2021 were favorably impacted by the $50.5 million gain recorded in connection with the sale of ICON.
Looking ahead to 2022, we expect certain operating costs, such as travel and general office expenses, to continue to increase to normal levels as more of our workforce returns to the office; we believe we can offset the impact of these increases by managing other discretionary costs, as well as certain infrastructure costs. Accordingly, for the full year 2022, we believe we will be able to maintain the operating margins we achieved in 2021.
Net Interest Expense
In 2021, net interest expense increased $19.6 million year-over-year to $209.1 million. Interest expense on debt in 2021 increased $13.6 million to $213.2 million compared to 2020, primarily arising from a loss of $26.6 million on the early redemption in May 2021 of all the outstanding $1.25 billion of the 3.625% Senior Notes due 2022, or 2022 Notes, which was partially offset by the benefit from the issuance of $800 million of the 2.60% Senior Notes due 2031, or 2031 Notes, at a lower rate. Interest income in 2021 decreased $5.0 million year-over-year to $27.3 million primarily due to lower rates.
Income Taxes
Our effective tax rate for 2021 decreased year-over-year to 24.6% from 27.1%. In connection with the sale of ICON in the second quarter of 2021, we recorded a pre-tax gain of $50.5 million. The lower effective tax rate for 2021 was predominantly the result of $32.8 million favorable settlements of uncertain tax positions in certain domestic jurisdictions, as well as a nominal tax applied against the book gain on the sale of ICON resulting from excess tax over book basis. The effective tax rate for 2020 reflects an increase due to the non-deductibility in certain jurisdictions of a portion of the COVID-19 repositioning charges recorded in the second quarter of 2020. For 2022, we expect our effective tax rate to be between 26.5% and 27% before the effect, if any, from the tax impact of our equity compensation.
Net Income and Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in 2021 increased $462.4 million to $1,407.8 million from $945.4 million in 2020. The year-over-year increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased to $6.53 in 2021, compared to $4.37 in 2020, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from the resumption of repurchases of our common stock during the year, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan during the year.
The combined effect of the after-tax gain from the sale of ICON and the loss on the early redemption of the 2022 Notes increased net income - Omnicom Group Inc. for 2021 by $31.0 million. In 2020, the net after-tax effect on net income - Omnicom Group Inc. from the COVID-19 repositioning costs and asset impairment charges was a decrease of $270.2 million, which was partially offset by a net after-tax increase in net income - Omnicom Group Inc. from reimbursements under government programs of $123.4 million.

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

Revenue
Revenue in 2020 decreased $1,782.6 million, or 11.9%, compared to 2019. Changes in foreign exchange rates reduced revenue 0.4%, acquisition revenue, net of disposition revenue, reduced revenue 0.4%, and negative organic growth reduced revenue 11.1% as all our geographic markets were negatively impacted by the COVID-19 pandemic. The change in revenue across our principal regional markets were: North America decreased $901.7 million, Europe decreased $499.7 million, Asia-Pacific decreased $145.8 million and Latin America decreased $128.0 million. In North America, we experienced a decline in organic revenue attributable to the COVID-19 pandemic in all our disciplines, except Healthcare. In Europe and the Middle East and Africa, almost all businesses and regions experienced a decline in organic revenue resulting from the COVID-19 pandemic, which was marginally offset by an increase primarily from the strengthening of the British Pound and Euro against the U.S. Dollar. In Latin America, the impact of the COVID-19 pandemic compounded by the continuing unstable economic and political conditions in Brazil resulted in negative organic growth in Brazil and throughout the region. In addition, the weakening of foreign currency exchange rates against the U.S. Dollar in all countries further contributed to the reduction in revenue in the region. In Asia-Pacific, almost all our businesses in the region experienced negative organic growth as a result of the COVID-19 pandemic, and the weakening of most currencies against the U.S. Dollar had a marginal negative impact on revenue.
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

Revenue and organic growth in our geographic markets were (in millions):

	Year Ended December 31,
	2020	2019	$ Change	% Organic Growth
Americas:
North America	$7,577.1	$8,478.8	$(901.7)	(10.1)%
Latin America	275.4	403.4	(128.0)	(15.1)%
EMEA:
Europe	3,607.7	4,107.4	(499.7)	(12.4)%
Middle East and Africa	207.2	314.6	(107.4)	(32.3)%
Asia-Pacific	1,503.7	1,649.5	(145.8)	(8.5)%
	$13,171.1	$14,953.7	$(1,782.6)	(11.1)%
Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, decreased $499.7 million in 2020 as compared to the prior year. Revenue in the U.K., representing 9.7% of total revenue, decreased $151.5 million. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 17.7% of total revenue, decreased $348.2 million. The decrease in revenue is due to negative organic growth resulting from the impact of the COVID-19 pandemic.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. In 2020 and 2019, our largest client represented 3.4% and 3.0% of revenue, respectively. Our ten largest and 100 largest clients represented 20.8% and 54.0% of revenue in 2020, respectively, and 19.6% and 51.3% of revenue in 2019, respectively.
All our business experienced the effects from client spending reductions related to the COVID-19 pandemic. The spending reductions impacted all our disciplines and markets. The most significantly impacted were our advertising discipline, our Experiential discipline, especially in our event marketing businesses, and our Execution & Support discipline, primarily in our field marketing and merchandising businesses. Our Public Relations discipline was less significantly impacted, and our Healthcare and Precision Marketing disciplines performed well. Revenue and organic growth by discipline were (in millions):

	Year Ended December 31,
	2020		2019		2020 vs. 2019	2020
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$7,511.4	57.0%	$8,664.2	57.9%	$(1,152.8)	(12.3)%
Precision Marketing	944.6	7.2%	927.2	6.2%	17.4	(0.4)%
Commerce & Brand Consulting	821.8	6.2%	971.8	6.5%	(150.0)	(14.8)%
Experiential	426.8	3.2%	670.0	4.5%	(243.2)	(35.4)%
Execution & Support	961.3	7.3%	1,177.2	7.9%	(215.9)	(16.4)%
Public Relations	1,310.9	10.0%	1,386.7	9.3%	(75.8)	(4.1)%
Healthcare	1,194.3	9.1%	1,156.6	7.7%	37.7	3.2%
	$13,171.1		$14,953.7		$(1,782.6)	(11.1)%

We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Year Ended December 31,
	2020	2019
Pharmaceuticals and Healthcare	16%	14%
Food and Beverage	14%	14%
Auto	10%	10%
Technology	9%	7%
Consumer Products	8%	9%
Financial Services	8%	8%
Travel and Entertainment	7%	9%
Retail	7%	7%
Telecommunications	6%	6%
Government	3%	2%
Services	2%	2%
Oil, Gas and Utilities	1%	2%
Not-for-Profit	1%	1%
Education	1%	1%
Other	7%	8%
	100%	100%
In 2020, certain industry sectors were more negatively affected by the impact of the COVID-19 pandemic than others.
Operating Expenses
Operating expenses for 2020 compared to 2019 were (in millions):

	Year Ended December 31,
	2020		2019		2020 vs. 2019
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$13,171.1		$14,953.7		$(1,782.6)	(11.9)%
Operating Expenses:
Salary and service costs:
Salary and related service costs	6,250.9	47.5%	6,895.2	46.1%	(644.3)	(9.3)%
Third-party service costs	3,321.9	25.2%	4,077.0	27.3%	(755.1)	(18.5)%
	9,572.8	72.7%	10,972.2	73.4%	(1,399.4)	(12.8)%
Occupancy and other costs	1,138.5	8.6%	1,221.8	8.2%	(83.3)	(6.8)%
COVID-19 repositioning costs	277.9	2.1%	—	—%	(277.9)	—%
Cost of services	10,989.2	83.4%	12,194.0	81.5%	(1,204.8)	(9.9)%
Selling, general and administrative expenses	360.5	2.7%	405.9	2.7%	(45.4)	(11.2)%
Depreciation and amortization	222.6	1.7%	231.5	1.5%	(8.9)	(3.8)%
	11,572.3	87.9%	12,831.4	85.8%	(1,259.1)	(9.8)%
Operating Profit	$1,598.8	12.1%	$2,122.3	14.2%	$(523.5)	(24.7)%
In 2020, salary and service costs, which tend to fluctuate with changes in revenue, decreased $1,399.4 million, or 12.8%, compared to 2019. Salary and related service costs in 2020 decreased $644.3 million, or 9.3%, year-over-year, primarily as a result of the severance and furlough actions we took in the second quarter of 2020, partially offset by asset impairment charges of $55.8 million recorded in the fourth quarter of 2020. Also, during 2020, we reduced salary and service costs by $162.6 million related to reimbursements under government programs in several countries. Third-party service costs, which include expenses incurred with third-party vendors primarily when we act as a principal when performing services for our clients, decreased $755.1 million, or 18.5%, year-over-year reflecting the decrease in revenue and the impact of the actions we took to align our cost structure. Occupancy and other costs decreased $83.3 million, or 6.8%, in 2020 as compared to 2019. Operating profit decreased $523.5 million to $1,598.8 million. Operating margin decreased 12.1% from 14.2%, and EBITA margin decreased to 12.8% from 14.8% year-over-year. In 2020, operating profit, operating margin and EBITA margin included a net decrease aggregating $171.1 million related to the COVID-19 repositioning costs recorded in the second quarter and asset impairment charges of $55.8 million in the fourth quarter, which are included in salary and service costs, partially offset by an increase related to pandemic relief reimbursements under government programs in several countries during the year.

Net Interest Expense
In 2020, net interest expense increased $5.5 million year-over-year to $189.5 million. Interest expense on debt decreased $27.6 million to $199.6 million, primarily reflecting a reduction in interest expense from refinancing activity at lower interest rates in the second half of 2019 and the first quarter of 2020, partially offset by a loss of $7.7 million on the early redemption of the remaining $600 million principal amount of the 4.45% Senior Notes due 2020 in March 2020 and the interest expense from the issuance of the 4.20% Senior Notes due 2030 in April 2020. Interest income in 2020 decreased $28.0 million year-over-year to $32.3 million primarily due to lower interest rates.
Income Taxes
Our effective tax rate for 2020 increased year-over-year to 27.1% from 26.0% in 2019. The non-deductibility in certain jurisdictions of a portion of the COVID-19 repositioning costs recorded in the second quarter of 2020 had the effect of increasing our effective tax rate for 2020. This increase was substantially offset by a lower effective tax rate on our foreign earnings resulting from a change in legislation. In 2019, income tax expense was reduced by $10.8 million primarily from the net favorable settlements of uncertain tax positions in certain jurisdictions. After considering these items, our effective rate for 2020 would have approximated the rate for 2019.
Net Income and Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in 2020 decreased $393.7 million to $945.4 million from $1,339.1 million in 2019. The year-over-year decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. decreased to $4.37 in 2020, compared to $6.06 in 2019, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock through March 2020, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. As discussed above, our results of operations for 2020 included COVID-19 repositioning costs and asset impairment charges, which were partially offset by an increase attributable to pandemic relief reimbursements under government programs in several countries. The after-tax affect of these items on net income - Omnicom Group Inc. was $146.8 million.
The impact on net income Omnicom Group Inc. of these actions was (in millions):

	COVID-19 Repositioning Costs	Impairment Charges - Underperforming Assets	Pandemic Relief Reimbursements Under Government Programs	Total
Increase (decrease) to income before income taxes	$(277.9)	$(55.8)	$162.6	$(171.1)
Increase (decrease) in income tax expense	(54.8)	(8.7)	39.2	(24.3)
Increase (decrease) in net income Omnicom Group Inc.	$(223.1)	$(47.1)	$123.4	$(146.8)

LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Our primary short-term liquidity sources are our operating cash flow and cash and cash equivalents. Additional liquidity sources include our $2.5 billion multi-currency revolving credit facility, or Credit Facility, maturing on February 14, 2025, uncommitted credit lines aggregating $863.9 million, the ability to issue up to $2 billion of commercial paper and access to the capital markets. Our liquidity sources fund our non-discretionary cash requirements and our discretionary spending.
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
Cash and cash equivalents at December 31, 2021 decreased $283.7 million from December 31, 2020. The components of the decrease were (in millions):

Sources
Cash flow from operations		$1,945.4
Less: Increase in operating capital		(160.5)
Principal cash sources		1,784.9
Uses
Capital expenditures	$(665.8)
Dividends paid to common shareholders	(592.3)
Dividends paid to noncontrolling interest shareholders	(113.1)
Acquisition payments, including payment of contingent purchase price obligations and acquisition of additional noncontrolling interests, net of proceeds from sale of investments	(202.0)
Repurchases of common stock, net of proceeds from stock plans	(518.2)
Principal cash uses		(2,091.4)
Principal cash uses in excess of principal cash sources		(306.5)
Effect of foreign exchange rate changes on cash and cash equivalents		(128.9)
Other net financing and investing activities		(8.8)
Increase in operating capital		160.5
Decrease in cash and cash equivalents		$(283.7)
Principal cash sources and principal cash uses are Non-GAAP liquidity measures. These amounts exclude changes in working capital and other investing and financing activities. This presentation reflects the metrics used by us to assess our sources and uses of cash and was derived from our consolidated statement of cash flows. We believe that this presentation is meaningful to understand the primary sources and uses of our cash flow and the effect on our cash and cash equivalents. Non-GAAP liquidity measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP liquidity measures as reported by us may not be comparable to similarly titled amounts reported by other companies. Additional information regarding our cash flows can be found in our consolidated financial statements.
At December 31, 2021, we have the following contractual obligations:
•Principal payments on long-term debt of $5.7 billion, of which $750 million is due in 2024 and $1.4 billion is due in 2026 (see Note 7 to the consolidated financial statements). Depending on the conditions in the credit markets, we may refinance this debt, or we may use cash from operations, including temporally accessing our Credit Facility, to repay this debt.
•Interest payments on long-term debt due within the next five years aggregate $712.6 million, of which $161.5 million is payable in 2022.
•The liability for minimum lease payments for operating and finance leases due within the next five years aggregate $1,013.2 million, of which $310.0 million is due in 2022 (see Note 16 to the consolidated financial statements).
•The obligation for our defined benefit pension plans was $289.4 million and the liability for our postemployment arrangements was $153.0 million. In 2021, we contributed $6.4 million to our defined benefit plans and paid $9.5 million for our postemployment arrangements. We do not expect these payments to increase significantly in 2022 (see Note 12 to the consolidated financial statements).
•The liability for contingent purchase price payments (earn-outs) was $167.1 million, of which $43.1 million is payable in 2022 (see Note 5 to the consolidated financial statements).

•The liability for the transition tax on accumulated foreign earnings due in the next five years is $100.4 million, of which $11.6 million is payable in 2022 (see Note 11 to the consolidated financial statements).
Based on past performance and current expectations, we believe that our operating cash flow will be sufficient to meet our non-discretionary cash requirements for the next twelve months and that the availability of our Credit Facility will be sufficient to meet our long-term liquidity requirements.
Cash Management
Our regional treasury centers in North America, Europe and Asia manage our cash and liquidity. Each day, operations with excess funds invest those funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. Treasury centers with excess cash invest on a short-term basis with third parties, generally with maturities ranging from overnight to less than 90 days. Certain treasury centers have notional pooling arrangements that are used to manage their cash and set-off foreign exchange imbalances. The arrangements require each treasury center to have its own notional pool account and to maintain a notional positive account balance. Additionally, under the terms of the arrangement, set-off of foreign exchange positions are limited to the long and short positions within their own account. To the extent that our treasury centers require liquidity, they have the ability to issue up to a total of $2 billion of U.S. Dollar-denominated commercial paper or borrow under the Credit Facility, or the uncommitted credit lines. This process enables us to manage our debt more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate imbalances. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines. We have a policy governing counterparty credit risk with financial institutions that hold our cash and cash equivalents and we have deposit limits for each institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of institutions that are party to the Credit Facility. These institutions generally have credit ratings equal to or better than our credit ratings. In countries where we do not conduct treasury operations, all cash and cash equivalents are held by counterparties that meet specific minimum credit standards
At December 31, 2021, our foreign subsidiaries held approximately $2.4 billion of our total cash and cash equivalents of $5.3 billion. Most of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
At December 31, 2021, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents increased $167.8 million as compared to December 31, 2020. The increase in net debt primarily resulted from the excess of principal cash uses over principal cash sources of $306.5 million, partially offset by the reduction in debt that had increased in 2020 as a result of the liquidity actions we took in response to the COVID-19 pandemic.
The components of net debt were (in millions):

	December 31,
	2021	2020
Short-term debt	$9.6	$3.9
Long-term debt	5,685.7	5,807.3
Total debt	5,695.3	5,811.2
Less: Cash and cash equivalents	5,316.8	5,600.5
Net debt	$378.5	$210.7
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
Debt Instruments and Related Covenants
On May 3, 2021, we issued $800 million 2.60% Senior Notes due 2031. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $791.7 million. The net proceeds plus cash on hand were used to redeem all the outstanding 3.625% Senior Notes due 2022 in May 2021. In connection with the early redemption, we recorded a loss on extinguishment of $26.6 million in interest expense.
On November 22, 2021, Omnicom Capital Holdings plc, or OCH, a U.K.-based wholly owned subsidiary of Omnicom, issued £325 million 2.25% Senior Notes due 2033, or the Sterling Notes. The U.S. Dollar equivalent of the net proceeds from the issuance, after deducting the underwriting discount and offering expenses, was $429.6 million.
The 2.45% Senior Notes due 2030, the 4.20% Senior Notes due 2030 and the 2.60% Senior Notes due 2031 are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness.

Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under the 3.65% Senior Notes due 2024 and the 3.60% Senior Notes due 2026. These notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans or advances. Such notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and OCI have, jointly and severally, fully and unconditionally guaranteed the obligations of Omnicom Finance Holdings plc, or OFH, a U.K.-based wholly owned subsidiary of Omnicom, with respect to the €500 million 0.80% Senior Notes due 2027 and the €500 million 1.40% Senior Notes due 2031, collectively the Euro Notes. OFH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, which provide funding for various operating companies in Europe, Brazil, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom, OCI or OFH to obtain funds from their subsidiaries through dividends, loans or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFH and each of Omnicom and OCI, respectively.
Omnicom has fully and unconditionally guaranteed the obligations of OCH, with respect to the Sterling Notes. OCH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, which provide funding for various operating companies in EMEA, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OCH to obtain funds from their subsidiaries through dividends, loans or advances. The Sterling Notes and the related guarantee are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OCH and Omnicom, respectively.
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. In October 2020, we amended the Credit Facility to increase the maximum Leverage Ratio to 4.0 times through December 31, 2021. At December 31, 2021, we were in compliance with this covenant as our Leverage Ratio was 2.3 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Borrowings under the Credit Facility may use LIBOR as the benchmark interest rate. The LIBOR benchmark rate is expected to be phased out by the end of June 2023. We do not expect that the discontinuation of the LIBOR rate will have a material impact on our liquidity or results of operations.
At December 31, 2021, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. The long-term debt indentures and the Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
Credit Markets and Availability of Credit
In light of the uncertainty of future economic conditions, we will continue to take actions available to us to respond to changing economic conditions, and we will continue to manage our discretionary expenditures. We will continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to the availability of our Credit Facility, are sufficient to fund our near-term working capital needs and our discretionary spending. Note 7 to the consolidated financial statements provides information regarding our Credit Facility.
We have typically funded our day-to-day liquidity by issuing commercial paper. Beginning in the third quarter of 2020 and continuing through 2021, we substantially reduced our commercial paper issuances as compared to prior years. Additional liquidity sources include our Credit Facility and the uncommitted credit lines.
Commercial paper activity was (dollars in millions):

	Year Ended December 31,
	2021	2020	2019
Average amount outstanding during the year	$2.2	$50.1	$272.3
Maximum amount outstanding during the year	$250.0	$401.2	$825.0
Average days outstanding	1.1	4.6	4.0
Weighted average interest rate	0.15%	1.52%	2.40%

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We manage our exposure to foreign exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors.
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivatives. We periodically determine the potential loss from market risk on our derivatives by performing a value-at-risk, or VaR, analysis. VaR is a statistical model that uses historical currency exchange rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2021 was not significant.
Foreign Currency Exchange Risk
In 2021, our international operations represented approximately 49% of our revenue. Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expenses of our foreign operations are denominated in the same local currency, the economic impact on operating margin is minimized. The effects of foreign currency exchange transactions on our results of operations are discussed in Note 2 to the consolidated financial statements.
We operate in all major international markets including the Euro Zone, the U.K., Australia, Brazil, Canada, China and Japan. Our agencies transact business in more than 50 different currencies. As an integral part of our global treasury operations, we centralize our cash and use notional multicurrency pools to manage the foreign currency exchange risk that arises from imbalances between subsidiaries and their respective treasury centers. In addition, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward foreign exchange contracts. To manage this risk, at December 31, 2021 and 2020, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $77.3 million and $169.6 million, respectively. At December 31, 2021 and 2020, the net fair value of the forward foreign contracts was not material (see Note 20 to the consolidated financial statements).
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
Interest Rate Risk
We may use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. During 2021, there were no interest rate swaps and, at December 31, 2021, long-term debt consisted entirely of fixed-rate debt.
Credit Risk
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 3.2% of revenue in 2021. However, during periods of economic downturn, the credit profiles of our clients could change.
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
In addition, our methods of managing the risk of payment default, including obtaining credit insurance, requiring payment in advance, mitigating the potential loss in the marketplace or negotiating with media providers, may be insufficient, less available, or unavailable during a severe economic downturn.
Item 8. Financial Statements and Supplementary Data
See Item 15, “Exhibits, Financial Statement Schedules.”
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2021, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2021 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2021. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2021, dated February 9, 2022, which is included on page F-2 of this 2021 Form 10-K.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspection
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our executive officers is included in Part I, Item 1, “Business.” Additional information called for by this Item, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions “Item 1 - Election of Directors,” and “Additional Information - Shareholder Proposals and Director Nominations for the 2023 Annual Meeting” in our definitive proxy statement, or Proxy Statement, which is expected to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation
The information called for by this Item is incorporated herein by reference to the information to be included under the captions “Executive Compensation,” “Item 1 - Election of Directors - Directors' Compensation for Fiscal Year 2021” and “Item 1 - Election of Directors - Board Policies and Processes - Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.
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
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185.
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

4.2
First Supplemental Indenture to the 2014 Base Indenture, dated as of October 29, 2014, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with the issuance of $750 million 3.65% Senior Notes due 2024 (Exhibit 4.2 to the October 29, 2014 8-K and incorporated herein by reference).

4.3	Form of 3.65% Notes due 2024 (included in Exhibit 4.2 to the October 29, 2014 8-K and incorporated herein by reference).

4.4
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

4.5	Form of 3.60% Notes due 2026 (included in Exhibit 4.1 to the April 6, 2016 8-K and incorporated herein by reference).
4.6
Base Indenture, dated as of July 8, 2019, among Omnicom Finance Holdings plc, as issuer, Omnicom Group Inc. and Omnicom Capital Inc., as guarantors, and Deutsche Bank Trust Company Americas, as trustee (“2019 Base Indenture”), (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 8, 2019 (“July 8, 2019 8-K”) and incorporated herein by reference).

4.7
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

4.8	Form of 0.80% Notes due 2027 (included in Exhibit 4.2 to the July 8, 2019 8-K and incorporated herein by reference).
4.9	Form of 1.40% Notes due 2031 (included in Exhibit 4.2 to the July 8, 2019 8-K and incorporated herein by reference).
4.10
Base Indenture, dated as of February 21, 2020, among Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee (“2020 Base Indenture”) (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) filed on February 21, 2020 (“February 21, 2020 8-K”) and incorporated herein by reference).

4.11
First Supplemental Indenture to the 2020 Base Indenture, dated as of February 21, 2020, among Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee, in connection with the issuance of $600 million 2.450% Senior Notes due 2030 (Exhibit 4.2 to the February 21, 2020 8-K and incorporated herein by reference).

4.12	Form of 2.450% Notes due 2030 (Included in Exhibit 4.2 to the February 21, 2020 8-K and incorporated herein by reference).
4.13
Second Supplemental Indenture to the 2020 Base Indenture, dated as of April 1, 2020, among Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee, in connection with the issuance of $600 million 4.200% Senior Notes due 2030 (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) filed on April 1, 2020 (“April 1, 2020 8-K”) and incorporated herein by reference).

4.14	Form of 4.200% Notes due 2030 (Included in Exhibit 4.1 to the April 1, 2020 8-K and incorporated herein by reference).
4.15
Third Supplemental Indenture to the 2020 Base Indenture, dated as of April 28, 2021, among Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee, in connection with the issuance of $800 million 2.600% Senior Notes due 2031 (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) filed on May 3, 2021 (the “May 3, 2021 8-K”) and incorporated herein by reference).

4.16	Form of 2.600% Notes due 2031 (Included in Exhibit 4.1 to the May 3, 2021 8-K and incorporated herein by reference).
4.17
Base Indenture, dated as of November 22, 2021, among Omnicom Capital Holdings plc, as issuer, Omnicom Group Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (“2021 Base Indenture”), (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) filed on November 22, 2021 (“November 22, 2021 8-K”) and incorporated herein by reference).

4.18
First Supplemental Indenture to the 2021 Base Indenture, dated as of November 22, 2021, among Omnicom Capital Holdings plc, as issuer, Omnicom Group Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, in connection with the issuance of £325 million aggregate principal amount of 2.250% Senior Notes due 2033 (Exhibit 4.2 to the November 22, 2021 8-K) and incorporated herein by reference).

4.19	Form of 2.250% Senior Notes due 2033 (Included in Exhibit 4.2 to the November 22, 2021 8-K and incorporated herein by reference).
4.20	Description of Securities

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

10.2
Amendment No. 1 to the Credit Agreement, dated October 26, 2020, to the Second Amended and Restated Five Year Credit Agreement, dated as of February 14, 2020, by and among Omnicom Capital Inc., Omnicom Finance Limited, Omnicom Group Inc., any other subsidiary of Omnicom Group Inc. designated for borrowing privileges, the banks, financial institutions and other institutional lenders party thereto, Citibank, N.A., JPMorgan Chase Bank, N.A., and Wells Fargo Securities, LLC, as lead arrangers and book managers, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents, Bank of America, N.A., BNP Paribas, Barclays Bank PLC, Deutsche Bank Securities Inc. and HSBC Bank USA, National Association, as documentation agents, and Citibank, N.A., as administrative agent for the lenders (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended September 30, 2020 and incorporated herein by reference).

10.3
Director Compensation and Director Compensation and Deferred Stock Program Stock Program (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended March 31, 2020 (“March 31, 2020 10-Q”) and incorporated herein by reference).

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

10.7	Omnicom Group Inc. SERCR Plan (Exhibit 10.10 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2011 and incorporated herein by reference).
10.8	Form of Award Agreement under the Omnicom Group Inc. SERCR Plan (Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-10551) dated December 13, 2006 and incorporated herein by reference).
10.9	Omnicom Group Inc. Amended and Restated 2007 Incentive Award Plan (Appendix A to our Proxy Statement (File No. 1-10551) filed on April 15, 2010 and incorporated herein by reference).
10.10	Form of Indemnification Agreement (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2007 and incorporated herein by reference).
10.11	Restricted Stock Unit Deferred Compensation Plan (Exhibit 10.16 to the 2008 10-K and incorporated herein by reference).
10.12	Restricted Stock Deferred Compensation Plan (Exhibit 10.17 to the 2008 10-K and incorporated herein by reference).
10.13	Amendment No. 1 to the Restricted Stock Deferred Compensation Plan (Exhibit 10.18 to the 2008 10-K and incorporated herein by reference).
10.14	Amendment No. 2 to the Restricted Stock Deferred Compensation Plan (Exhibit 10.19 to the 2008 10-K and incorporated herein by reference).
10.15	Form of Grant Notice and Option Agreement (Exhibit 10.20 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2010 (“2010 10-K”) and incorporated herein by reference).
10.16	Form of Grant Notice and Restricted Stock Agreement (Exhibit 10.21 to 2010 10-K and incorporated herein by reference).
10.17	Form of Grant Notice and Restricted Stock Unit Agreement (Exhibit 10.22 to 2010 10-K and incorporated herein by reference).
10.18
Form of Grant Notice and Performance Restricted Stock Unit Agreement (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2011 and incorporated herein by reference).

10.19	Omnicom Group Inc. 2013 Incentive Award Plan (Appendix A to our Proxy Statement (File No. 1-10551) filed on April 11, 2013 and incorporated herein by reference).
10.20	Director Compensation and Deferred Stock Program (Exhibit 10.19 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2016 and incorporated herein by reference).
10.21	Omnicom Group Inc. 2021 Incentive Award Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A, filed on March 25, 2021).
10.22
2021 Incentive Award Plan Restricted Stock Unit Agreement - Form of Grant Notice and Agreement (Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2021 (“June 30, 2021 10-Q”) and incorporated herein by reference).

10.23	2021 Incentive Award Plan Option Agreement - Form of Grant Notice and Agreement (Exhibit 10.3 to June 30, 2021 10-Q and incorporated herein by reference).
10.24
Employment Agreement dated as of July 21, 2021 by and between Omnicom Management Inc. and John D. Wren (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) filed on July 23, 2021 and incorporated herein by reference).

10.25	Rochelle Tarlowe employment letter (Exhibit 10.3 to the March 31, 2020 10-Q and incorporated herein by reference).
21	Subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification of Chairman and Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
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

OMNICOM GROUP INC.
February 9, 2022	BY:	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN D. WREN	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2022
John D. Wren

/s/ PHILIP J. ANGELASTRO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2022
Philip J. Angelastro

/s/ ANDREW L. CASTELLANETA	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 9, 2022
Andrew L. Castellaneta

/s/ MARY C. CHOKSI	Director	February 9, 2022
Mary C. Choksi

/s/ LEONARD S. COLEMAN, JR.	Director	February 9, 2022
Leonard S. Coleman, Jr.

/s/ SUSAN S. DENISON	Director	February 9, 2022
Susan S. Denison

/s/ RONNIE S. HAWKINS	Director	February 9, 2022
Ronnie S. Hawkins

/s/ DEBORAH J. KISSIRE	Director	February 9, 2022
Deborah J. Kissire

/s/ GRACIA C. MARTORE	Director	February 9, 2022
Gracia C. Martore

/s/ LINDA JOHNSON RICE	Director	February 9, 2022
Linda Johnson Rice

/s/ VALERIE M. WILLIAMS	Director	February 9, 2022
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
Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Management, with the participation of our Chief Executive Officer, or CEO, Chief Financial Officer, or CFO, and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2021. There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2021, dated February 9, 2022.
The Board of Directors of Omnicom has an Audit Committee comprised of four independent directors. The Audit Committee meets periodically with financial management, Internal Audit and the independent auditors to review accounting, control, audit and financial reporting matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Omnicom Group Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of the sufficiency of audit evidence over revenue recognition
As discussed in Note 3 to the consolidated financial statements, the Company provides an extensive range of advertising, marketing and corporate communication services through its networks and agencies, which operate in all major markets throughout the Americas, EMEA and Asia Pacific regions. Consolidated revenues across all disciplines and geographic markets was $14,289.4 million for the year-ended December 31, 2021.
We identified the evaluation of the sufficiency of audit evidence over revenue recognition as a critical audit matter. Revenue is recognized from contracts with customers that are based on statements of work which are typically separately negotiated with the client at a local agency level and local agencies execute tens of thousands of contracts per year. Evaluating the sufficiency of audit evidence obtained required a high degree of auditor judgment because of the volume of contracts entered into across the networks and agencies for which revenue was recorded. This included selecting the locations where testing would be performed and the supervision and review of procedures performed at those locations.
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
New York, New York
February 9, 2022

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$5,316.8	$5,600.5
Accounts receivable, net of allowance for doubtful accounts of $21.7 and $30.4	8,472.5	7,813.4
Work in process	1,201.0	1,101.2
Other current assets	919.2	1,075.0
Total Current Assets	15,909.5	15,590.1
Property and Equipment at cost, less accumulated depreciation of $1,165.7 and $1,156.7	992.1	585.2
Operating Lease Right-Of-Use Assets	1,202.9	1,223.4
Equity Method Investments	76.3	85.3
Goodwill	9,738.6	9,609.7
Intangible Assets, net of accumulated amortization of $856.5 and $817.2	298.0	298.5
Other Assets	204.4	255.0
TOTAL ASSETS	$28,421.8	$27,647.2
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$11,897.2	$11,513.0
Customer advances	1,644.5	1,361.3
Short-term debt	9.6	3.9
Taxes payable	263.3	244.5
Other current liabilities	2,411.6	2,402.4
Total Current Liabilities	16,226.2	15,525.1
Long-Term Liabilities	961.5	970.7
Long-Term Liability - Operating Leases	952.1	1,114.0
Long-Term Debt	5,685.7	5,807.3
Deferred Tax Liabilities	477.3	443.5
Commitments and Contingent Liabilities (Note 18)
Temporary Equity - Redeemable Noncontrolling Interests	345.3	209.7
Equity:
Shareholders’ Equity:
Preferred stock, $1.00 par value, 7.5 million shares authorized, none issued	—	—
Common stock, $0.15 par value, 1.0 billion shares authorized, 297.2 million shares issued, 209.1 million and 215.0 million shares outstanding	44.6	44.6
Additional paid-in capital	622.0	747.8
Retained earnings	8,998.8	8,190.6
Accumulated other comprehensive income (loss)	(1,252.3)	(1,213.8)
Treasury stock, at cost, 88.1 million and 82.2 million shares	(5,142.9)	(4,684.8)
Total Shareholders’ Equity	3,270.2	3,084.4
Noncontrolling interests	503.5	492.5
Total Equity	3,773.7	3,576.9
TOTAL LIABILITIES AND EQUITY	$28,421.8	$27,647.2

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$14,289.4	$13,171.1	$14,953.7
Operating Expenses:
Salary and service costs	10,402.0	9,572.8	10,972.2
Occupancy and other costs	1,148.2	1,138.5	1,221.8
Gain on disposition of subsidiary	(50.5)	—	—
COVID-19 repositioning costs	—	277.9	—
Cost of services	11,499.7	10,989.2	12,194.0
Selling, general and administrative expenses	379.7	360.5	405.9
Depreciation and amortization	212.1	222.6	231.5
	12,091.5	11,572.3	12,831.4
Operating Profit	2,197.9	1,598.8	2,122.3
Interest Expense	236.4	221.8	244.3
Interest Income	27.3	32.3	60.3
Income Before Income Taxes and Income (Loss) From Equity Method Investments	1,988.8	1,409.3	1,938.3
Income Tax Expense	488.7	381.7	504.4
Income (Loss) From Equity Method Investments	7.5	(6.8)	2.0
Net Income	1,507.6	1,020.8	1,435.9
Net Income Attributed To Noncontrolling Interests	99.8	75.4	96.8
Net Income - Omnicom Group Inc.	$1,407.8	$945.4	$1,339.1

Net Income Per Share - Omnicom Group Inc.:
Basic	$6.57	$4.38	$6.09
Diluted	$6.53	$4.37	$6.06

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net Income	$1,507.6	$1,020.8	$1,435.9
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	5.6	5.5	5.5
Income tax effect	(1.6)	(1.6)	(1.6)
	4.0	3.9	3.9
Defined benefit pension plans and postemployment arrangements:
Unrecognized actuarial gains (losses) and prior service cost for the period	28.3	(29.5)	(45.5)
Amortization of prior service cost and actuarial losses	18.1	13.9	8.7
Income tax effect	(13.6)	4.5	10.7
	32.8	(11.1)	(26.1)

Foreign currency translation adjustment	(92.2)	(5.0)	74.9
Other Comprehensive Income ( Loss)	(55.4)	(12.2)	52.7

Comprehensive Income	1,452.2	1,008.6	1,488.6
Comprehensive Income Attributed To Noncontrolling Interests	82.9	79.5	96.3
Comprehensive Income - Omnicom Group Inc.	$1,369.3	$929.1	$1,392.3

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Common Stock, shares	297.2	297.2	297.2

Common Stock, par value	$44.6	$44.6	$44.6
Additional Paid-in Capital:
Beginning balance	747.8	760.9	728.8
Acquisition of noncontrolling interests	(12.1)	5.7	(22.3)
Change in temporary equity	(143.5)	3.3	38.2
Share-based compensation	84.7	71.0	72.5
Stock issued, share-based compensation	(54.9)	(93.1)	(56.3)
Ending balance	622.0	747.8	760.9
Retained Earnings:
Beginning balance	8,190.6	7,806.3	7,016.1
Cumulative effect of accounting change	—	—	22.3
Net income	1,407.8	945.4	1,339.1
Common stock dividends declared	(599.6)	(561.1)	(571.2)
Ending balance	8,998.8	8,190.6	7,806.3
Accumulated Other Comprehensive Income (Loss):
Beginning balance	(1,213.8)	(1,197.6)	(1,228.5)
Cumulative effect of accounting change	—	—	(22.3)
Other comprehensive income (loss)	(38.5)	(16.2)	53.2
Ending balance	(1,252.3)	(1,213.8)	(1,197.6)
Treasury Stock:
Beginning balance	(4,684.8)	(4,560.3)	(4,013.9)
Stock issued, share-based compensation	69.2	97.5	63.8
Common stock repurchased	(527.3)	(222.0)	(610.2)
Ending balance	(5,142.9)	(4,684.8)	(4,560.3)
Shareholders’ Equity	3,270.2	3,084.4	2,853.9
Noncontrolling Interests:
Beginning balance	492.5	519.8	559.8
Net income	99.8	75.4	96.8
Other comprehensive income (loss)	(16.9)	4.1	(0.5)
Dividends to noncontrolling interests	(113.1)	(95.5)	(97.3)
Acquisition of noncontrolling interests	(43.3)	(42.0)	(54.4)
Increase in noncontrolling interests from business combinations	84.5	30.7	15.4
Ending balance	503.5	492.5	519.8
Total Equity	$3,773.7	$3,576.9	$3,373.7

Dividends Declared Per Common Share	$2.80	$2.60	$2.60

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$1,507.6	$1,020.8	$1,435.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of right-of-use assets	132.1	139.5	147.7
Amortization of intangible assets	80.0	83.1	83.8
Amortization of net deferred gain on interest rate swaps	(8.8)	(8.1)	(14.8)
Share-based compensation	84.7	70.8	72.5
Gain on disposition of subsidiary	(50.5)	—	—
COVID-19 repositioning costs	—	277.9	—
Other, net	39.8	109.7	5.8
Increase in operating capital	160.5	30.9	125.1
Net Cash Provided By Operating Activities	1,945.4	1,724.6	1,856.0
Cash Flows from Investing Activities:
Capital expenditures	(665.8)	(75.4)	(102.2)
Acquisition of businesses and interests in affiliates, net of cash acquired	(160.0)	(67.1)	(10.0)
Proceeds from disposition of subsidiaries	114.1	3.2	79.4
Proceeds from sale of investments and other	2.5	3.2	1.9
Net Cash Used In Investing Activities	(709.2)	(136.1)	(30.9)
Cash Flows from Financing Activities:
Proceeds from borrowings	1,221.3	1,186.6	1,112.4
Repayment of debt	(1,250.0)	(600.0)	(900.0)
Change in short-term debt	6.4	(5.6)	2.0
Dividends paid to common shareholders	(592.3)	(562.7)	(564.3)
Repurchases of common stock	(527.3)	(222.0)	(610.2)
Proceeds from stock plans	9.1	4.1	6.5
Acquisition of additional noncontrolling interests	(21.9)	(22.3)	(51.4)
Dividends paid to noncontrolling interest shareholders	(113.1)	(95.5)	(97.3)
Payment of contingent purchase price obligations	(22.6)	(31.2)	(64.6)
Other, net	(100.6)	(59.8)	(55.1)
Net Cash Used In Financing Activities	(1,391.0)	(408.4)	(1,222.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(128.9)	114.7	50.2
Net Increase (Decrease) in Cash and Cash Equivalents	(283.7)	1,294.8	653.3
Cash and Cash Equivalents at the Beginning of Year	5,600.5	4,305.7	3,652.4
Cash and Cash Equivalents at the End of Year	$5,316.8	$5,600.5	$4,305.7

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
Impact of the COVID-19 Pandemic on our Business
As the impact of the COVID-19 pandemic on the global economy moderated, we experienced an improvement in our business in 2021 as compared to 2020. In 2021, revenue increased $1,118.3 million, or 8.5%, compared to 2020. The increase in revenue primarily reflects increased client spending in all our disciplines and across all our geographic areas compared to the prior year period and the strengthening of most foreign currencies, primarily the British Pound and the Euro, against the U.S. Dollar. The increase in revenue year-over-year was partially offset by a reduction in acquisition revenue, net of disposition revenue, reflecting the sale of our wholly owned subsidiary ICON International, or ICON, a specialty media business, in the second quarter of 2021.
Global economic conditions may continue to be volatile as long as the COVID-19 pandemic remains a public health threat, which could negatively impact our clients’ spending plans. We expect global economic performance and the performance of our businesses to vary by geography and discipline until the impact of the COVID-19 pandemic on the global economy subsides.
In response to the impact of the COVID-19 pandemic, in the second quarter of 2020, we took actions to align our cost structure and reduce our workforce and facility requirements. As a result, we recorded a pre-tax charge of $277.9 million, which was partially offset by the benefit related to pandemic relief reimbursements of $162.6 million under government programs in several countries.
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
2. Significant Accounting Policies
Revenue Recognition. Revenue is recognized when a customer obtains control of promised goods or services (the performance obligation) in an amount that reflects the consideration we expect to receive in exchange for those goods or services (the transaction price). We measure revenue by estimating the transaction price based on the consideration specified in the client arrangement. Revenue is recognized as the performance obligations are satisfied. Our revenue is primarily derived from the planning and execution of advertising communications and marketing services in the following fundamental disciplines: Advertising, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations and Healthcare. Our client contracts are primarily fees for service on a rate per hour or per project basis. Revenue is recorded net of sales, use and value added taxes.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
However, the inclusion of billings related to third-party direct costs in revenue depends on whether we act as a principal or as an agent in the client arrangement. In most of our businesses, including advertising, which also includes studio production efforts and media planning and buying services, public relations, healthcare advertising and most of our Experiential businesses, we act as an agent and arrange, at the client’s direction, for third parties to perform certain services. In these cases, we do not control the goods or services prior to the transfer to the client. As a result, revenue is recorded net of these costs, equal to the amount retained for our fee or commission.
In certain businesses we may act as principal when contracting for third-party services on behalf of our clients. In our events business and most of our Execution & Support businesses, including field marketing and certain specialty marketing businesses, we act as principal because we control the specified goods or services before they are transferred to the client and we are responsible for providing the specified goods or services, or we are responsible for directing and integrating third-party vendors to fulfill our performance obligation at the agreed upon contractual price. In such arrangements, we also take pricing risk under the terms of the client contract. In certain specialty media buying businesses, we act as principal when we control the buying process for the purchase of the media and contract directly with the media vendor. In these arrangements, we assume the pricing risk under the terms of the client contract. When we act as principal, we include billable amounts related to third-party costs in the transaction price and record revenue over time at the gross amount billed, including out-of-pocket costs, consistent with the manner that we recognize revenue for the underlying services contract. However, in media buying contracts where we act as principal, we recognize revenue at a point in time, typically when the media is run, including when it is not subject to cancellation by the client or media vendor.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Operating Expenses. Operating expenses include cost of services, selling, general and administrative expenses, or SG&A, and depreciation and amortization. We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up the vast majority of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor and service costs, which primarily include third-party supplier costs and out-of-pocket costs. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office and other expenses. SG&A expenses primarily consist of third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, which includes group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs. Receipt of reimbursements under government programs for certain operating expenses are recorded as a reduction to the related operating expense.
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
Property and Equipment. Property and equipment are carried at cost and are depreciated over the estimated useful lives of the assets using the straight-line method ranging from: three to five years for equipment, seven to ten years for furniture, and up to 40 years for office buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Assets under finance leases are amortized on a straight-line basis over the lease term.
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
Business Combinations. Business combinations are accounted for using the acquisition method, and accordingly, the assets acquired, including identified intangible assets, liabilities assumed and any noncontrolling interest in the acquired business are recorded at acquisition date fair value. In circumstances where control is obtained and less than 100% of a business is acquired, goodwill is recorded as if 100% were acquired. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs are expensed as incurred. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are recorded as a liability at the acquisition date fair value using the discount rate in effect on the acquisition date. Subsequent changes in the fair value of the liability are recorded in results of operations. Amounts earned under the contingent purchase price arrangements may be subject to a maximum and payment is not contingent upon future employment. The results of operations of acquired businesses are included in results of operations from the acquisition date.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We review the carrying value of goodwill for impairment annually at June 30 and whenever events or circumstances indicate the carrying value may not be recoverable. The impairment evaluation compares the fair value of each reporting unit, which we identified as our six agency networks, to its carrying value, including goodwill. If the fair value of the reporting unit is equal to or greater than its carrying value, goodwill is not impaired. Goodwill is impaired when the carrying value of the reporting unit exceeds its fair value. Goodwill is written down to its fair value through a non-cash expense recorded in results of operations in the period the impairment is identified.
We identified our regional reporting units as components of our operating segments, which are our six agency networks. The regional reporting units and practice areas of each agency network monitor the performance and are responsible for the agencies in their region. The regional reporting units report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We have concluded that, for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and the guidance set forth in FASB ASC Topic 350, Intangibles - Goodwill and Other. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. The main economic components of each agency are employee compensation and related costs and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead costs. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our client service strategy. We use the following valuation methodologies to determine the fair value of our reporting units: (1) the income approach, which utilizes discounted expected future cash flows, (2) comparative market participant multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) and (3) when available, consideration of recent and similar acquisition transactions.
Based on the results of the annual impairment test, we concluded that at June 30, 2021 and 2020 goodwill was not impaired because either the fair value of each reporting unit was substantially in excess of its respective net book value, or for reporting units with a negative book value, fair value of assets exceeds total assets. Subsequent to the annual impairment test of goodwill at June 30, 2021, there have been no events or circumstances that triggered the need for an interim impairment test.
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
Foreign Currency Translation and Transactions. Substantially all of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities are translated into U.S. Dollars at the exchange rate on the balance sheet date and revenue and expenses are translated at the average exchange rate for the period. Translation adjustments are recorded in accumulated other comprehensive income. Net foreign currency transaction gains and losses are recorded in results of operations. In 2021, 2020 and 2019, we recorded losses of $3.3 million, $4.8 million and $11.2 million, respectively.

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
Defined Benefit Pension Plans and Postemployment Arrangements. The funded status of our defined benefit plans is recorded as an asset or liability. Funded status is the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date, determined on a plan-by-plan basis. The benefit obligation for the defined benefit plans is the projected benefit obligation, or PBO, which represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The fair value of plan assets represents the current market value. Overfunded plans, where the fair value of plan assets exceeds the benefit obligation, are aggregated and recorded as a prepaid pension asset equal to the excess. Underfunded plans, where the benefit obligation exceeds the fair value of plan assets, are aggregated and recorded as a liability equal to the excess. The benefit obligation liability for our postemployment arrangements is the PBO and these arrangements are not funded. The current portion of the benefit obligation for the defined benefit plans and postemployment arrangements, which represents the actuarial present value of benefits payable in the next twelve months that exceed the fair value of plan assets, is recorded in other current liabilities and the long-term portion is recorded in long-term liabilities.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For all leases a right-of-use, or ROU, asset and lease liability are recognized at the lease commencement date. The lease liability represents the present value of the lease payments under the lease. The ROU asset is initially measured at cost, which includes the initial lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All ROU assets are reviewed for impairment. The lease liability is initially measured as the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, our secured incremental borrowing rate for the same term as the underlying lease. For real estate and certain equipment operating leases, we use our secured incremental borrowing rate. For finance leases, we use the rate implicit in the lease or our secured incremental borrowing rate if the implicit lease rate cannot be determined.
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
Concentration of Credit Risk. We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every industry sector of the global economy, and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 3.2% of revenue in 2021.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
3. Revenue
Nature of our services
We provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. Our networks and agencies provide a comprehensive range of services in the following fundamental disciplines: Advertising, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations and Healthcare. Advertising includes creative services across digital and traditional media, strategic media planning and buying, and data analytics services. Precision Marketing includes digital and direct marketing, digital transformation and data and analytics. Commerce & Brand Consulting services include brand consulting, strategy and research, and retail ecommerce. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising and point-of-sale, as well as other specialized marketing and custom communications services. Public relations services include corporate communications, crisis management, public affairs, and media and media relations services. Healthcare includes advertising and media services to global healthcare and pharmaceutical clients. At the core of all our services is the ability to create or develop a client’s marketing or corporate communications message into content that can be delivered to a target audience across different communications mediums.
Revenue by discipline was (in millions):

	Year Ended December 31,
	2021	2020	2019
Advertising	$7,959.3	$7,511.4	$8,664.2
Precision Marketing	1,194.8	944.6	927.2
Commerce & Brand Consulting	910.7	821.8	971.8
Experiential	545.9	426.8	670.0
Execution & Support	1,026.6	961.3	1,177.2
Public Relations	1,391.7	1,310.9	1,386.7
Healthcare	1,260.4	1,194.3	1,156.6
	$14,289.4	$13,171.1	$14,953.7
Primarily as a result of the COVID-19 pandemic, revenue for 2020 as compared to 2019 decreased in all our major markets and all disciplines except for Healthcare and Precision Marketing.
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue in our geographic markets was (in millions):

	Year Ended December 31,
	2021	2020	2019
Americas:
North America	$7,709.7	$7,577.1	$8,478.8
Latin America	296.1	275.4	403.4
EMEA:
Europe	4,219.6	3,607.7	4,107.4
Middle East and Africa	267.6	207.2	314.6
Asia-Pacific	1,796.4	1,503.7	1,649.5
	$14,289.4	$13,171.1	$14,953.7
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States in 2021 and 2020 was $7,245.9 million and $7,186.1 million, respectively. The sale of ICON impacted revenue in the United States in 2021.
Contract assets and liabilities
Work in process includes contract assets, unbilled fees and costs, and media and production costs. Contract liabilities primarily consist of customer advances. Work in process and contract liabilities were (in millions):

	December 31,
	2021	2020
Work in process:
Contract assets and unbilled fees and costs	$469.9	$501.1
Media and production costs	731.1	600.1
	$1,201.0	$1,101.2
Contract liabilities:
Customer advances	$1,644.5	$1,361.3
Work in process represents accrued costs incurred on behalf of customers, including media and production costs, and fees and other third-party costs that have not yet been billed. Media and production costs are billed during the production process in accordance with the terms of the client contract. Contract assets primarily include incentive fees, which are not material and will be billed to clients in accordance with the terms of the client contract. Substantially all unbilled fees and costs will be billed within the next 30 days. The contract liability primarily represents advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs that are generally incurred in the near term. There were no impairment losses to the contract assets recorded in 2021 or 2020.
4. Net Income per Share
The computations of basic and diluted net income per share were (in millions, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income available for common shares:
Net income - Omnicom Group Inc.	$1,407.8	$945.4	$1,339.1
Weighted average shares:
Basic	214.3	215.6	219.8
Dilutive stock options and restricted shares	1.3	0.6	1.1
Diluted	215.6	216.2	220.9

Anti-dilutive stock options and restricted shares	4.7	0.8	0.9
Net income per share - Omnicom Group Inc.:
Basic	$6.57	$4.38	$6.09
Diluted	$6.53	$4.37	$6.06

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Business Combinations
In 2021, we completed five acquisitions that increased goodwill by $285.9 million. In addition, during 2021, we acquired additional equity interests in certain majority owned subsidiaries, which are accounted for as equity transactions, and no additional goodwill was recorded. None of the acquisitions in 2021, either individually or in the aggregate, was material to our results of operations or financial position.
The evaluation of potential acquisitions is based on various factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings, as well as our experience and judgment. Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our strategic business platforms and agency brands, through the expansion of their geographic area or their service capabilities to better serve our clients. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are derived using the performance of the acquired company and are based on predetermined formulas. At December 31, 2021 and 2020, contingent purchase price obligations were $167.1 million and $71.9 million, respectively, of which $43.1 million and $32.1 million, respectively, are included in other current liabilities.
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
6. Goodwill and Intangible Assets
Goodwill and intangible assets were (in millions):

	December 31,
	2021			2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$10,259.6	$(521.0)	$9,738.6	$10,141.6	$(531.9)	$9,609.7
Intangible assets:
Purchased and internally developed software	$382.2	$(318.7)	$63.5	$377.6	$(307.0)	$70.6
Customer related and other	772.3	(537.8)	234.5	738.1	(510.2)	227.9
	$1,154.5	$(856.5)	$298.0	$1,115.7	$(817.2)	$298.5

Changes in goodwill were (in millions):

	Year Ended December 31,
	2021	2020
January 1	$9,609.7	$9,440.5
Acquisitions	113.4	50.8
Noncontrolling interests in acquired businesses	84.5	31.6
Contingent purchase price obligations of acquired businesses	88.0	—
Dispositions	(22.5)	(18.8)
Foreign currency translation	(134.5)	105.6
December 31	$9,738.6	$9,609.7
No goodwill impairment losses were recorded in 2021 or 2020, and there are no accumulated goodwill impairment losses.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Debt
Credit Facility and Credit Lines
We maintain a $2.5 billion multi-currency revolving credit facility, or Credit Facility, that matures on February 14, 2025. In addition, we have uncommitted credit lines aggregating $863.9 million and the ability to issue up to $2 billion of commercial paper. These facilities provide additional liquidity sources for operating capital and general corporate purposes. At December 31, 2021, there were no borrowings under the Credit Facility or the uncommitted credit lines, and there were no outstanding commercial paper issuances.
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. In October 2020, we amended the Credit Facility to increase the maximum Leverage Ratio to 4.0 times through December 31, 2021. At December 31, 2021, we were in compliance with this covenant as our Leverage Ratio was 2.3 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
At December 31, 2021 and 2020, short-term debt of $9.6 million and $3.9 million, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. The weighted average interest rate was 1.6% and 3.5%, respectively. Due to the short-term nature of this debt, carrying value approximates fair value.
Long-Term Debt
Long-term debt was (in millions):

	December 31,
	2021	2020
3.625% Senior Notes due 2022	$—	$1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
€500 Million 0.80% Senior Notes due 2027	568.6	611.5
2.45% Senior Notes due 2030	600.0	600.0
4.20% Senior Notes due 2030	600.0	600.0
€500 Million 1.40% Senior Notes due 2031	568.6	611.5
2.60% Senior Notes due 2031	800.0	—
£325 Million 2.25% Senior Notes due 2033	439.8	—
	5,727.0	5,823.0
Unamortized discount	(10.8)	(5.1)
Unamortized debt issuance costs	(31.8)	(27.0)
Unamortized deferred gain from settlement of interest rate swaps	1.3	16.4
	$5,685.7	$5,807.3
On May 3, 2021, we issued $800 million 2.60% Senior Notes due 2031. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $791.7 million. The net proceeds plus cash on hand were used to redeem all the outstanding 3.625% Senior Notes due 2022 in May 2021. In connection with the early redemption, we recorded a loss on extinguishment of $26.6 million in interest expense.
On November 22, 2021, Omnicom Capital Holdings plc, or OCH, a U.K.-based wholly owned subsidiary of Omnicom, issued £325 million 2.25% Senior Notes due 2033, or the Sterling Notes. The U.S. Dollar equivalent of the net proceeds from the issuance, after deducting the underwriting discount and offering expenses, was $429.6 million.
The 2.45% Senior Notes due 2030, the 4.20% Senior Notes due 2030 and the 2.60% Senior Notes due 2031 are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under the 3.65% Senior Notes due 2024 and the 3.60% Senior Notes due 2026. These notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans or advances. Such notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Omnicom and OCI have, jointly and severally, fully and unconditionally guaranteed the obligations of Omnicom Finance Holdings plc, or OFH, a U.K.-based wholly owned subsidiary of Omnicom, with respect to the €500 million 0.80% Senior Notes due 2027 and the €500 million 1.40% Senior Notes due 2031, collectively the Euro Notes. OFH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, which provide funding for various operating companies in Europe, Brazil, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom, OCI or OFH to obtain funds from their subsidiaries through dividends, loans or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFH and each of Omnicom and OCI, respectively.
Omnicom has fully and unconditionally guaranteed the obligations of OCH, with respect to the Sterling Notes. OCH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, which provide funding for various operating companies in EMEA, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OCH to obtain funds from their subsidiaries through dividends, loans or advances. The Sterling Notes and the related guarantee are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OCH and Omnicom, respectively.
At December 31, 2021, the maturities of our long-term debt were (in millions):

2022	$—
2023	—
2024	750.0
2025	—
2026	1,400.0
Thereafter	3,577.0
$5,727.0
Interest Expense
Interest expense is composed of (in millions):

	Year Ended December 31,
	2021	2020	2019
Long-term debt	$167.3	$178.6	$185.7
Early redemption payments and other fees	43.4	14.1	14.1
Pension and other interest	35.3	38.0	53.2
Interest rate swaps	(9.6)	(8.9)	(8.7)
	$236.4	$221.8	$244.3
8. Segment Reporting
Our branded agency networks operate in the advertising, marketing and corporate communications services industry, and are organized into agency networks, virtual client networks, regional reporting units and operating groups or practice areas. Our networks, virtual client networks and agencies increasingly share clients and provide clients with integrated services. The main economic components of each agency are employee compensation and related costs and direct service costs and occupancy and other costs which include rent and occupancy costs, technology costs and other overhead expenses. Therefore, given these similarities, we aggregate our operating segments, which are our agency networks, into one reporting segment. In June 2021, we combined certain practice areas into a new reporting unit that primarily comprises the Omnicom Public Relations Group and assigned a segment manager to that reporting unit. As a result, the number of operating segments increased from five to six.
The agency networks' regional reporting units comprise three principal regions: the Americas, EMEA and Asia-Pacific. The regional reporting units monitor the performance and are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and in many cases the same clients and have similar economic characteristics.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue and long-lived assets and goodwill by geographic region were (in millions):

	Americas	EMEA	Asia-Pacific
December 31, 2021
Revenue	$8,005.8	$4,487.2	$1,796.4
Long-lived assets and goodwill	7,629.2	3,615.5	689.0
December 31, 2020
Revenue	$7,852.5	$3,814.9	$1,503.7
Long-lived assets and goodwill	7,610.9	3,142.3	665.1
December 31, 2019
Revenue	$8,882.2	$4,422.0	$1,649.5
Long-lived assets and goodwill	7,782.0	3,061.3	658.9
9. Equity Method Investments
Income (loss) from our equity method investments in 2021, 2020 and 2019 was $7.5 million, $(6.8) million and $2.0 million, respectively. At December 31, 2021 and 2020, our proportionate share in the net assets of the equity method investments was $26.0 million and $30.1 million, respectively. Equity method investments are not material to our results of operations or financial position; therefore, summarized financial information is not required to be presented.
10. Share-Based Compensation Plans
Share-based incentive awards are granted to employees under the 2021 Incentive Award Plan, or the 2021 Plan, which was approved by the shareholders in May 2021. The 2021 Plan is administered by the Compensation Committee of the Board of Directors, or the Compensation Committee. Awards include stock options, restricted stock and other stock awards. The maximum number of shares of common stock that can be granted under the 2021 Plan is 14.7 million shares plus any shares awarded under the 2021 Plan and any prior plan that have been forfeited or have expired. All awards reduce the number of shares available for grant on a one-for-one basis. The terms of each award and the exercise date are determined by the Compensation Committee. The 2021 Plan does not permit the holder of an award to elect cash settlement under any circumstances. At December 31, 2021, there were 10,157,026 shares available for grant under the 2021 Plan.
Share-based compensation expense in 2021, 2020 and 2019 was $84.7 million, $70.8 million and $72.5 million, respectively. At December 31, 2021, unamortized share-based compensation that will be expensed over the next five years is $198.2 million.
We record a deferred tax asset for the share-based compensation expense recognized for financial reporting purposes that has not been deducted on our income tax return. Excess tax benefits and deficiencies represent the difference between the actual compensation deduction for tax purposes, which is calculated as the difference between the grant date price of the award, and the price of our common stock on the vesting or exercise date. Any excess tax benefit or deficiency related to share-based compensation is recorded in results of operations, as a component of income tax expense, upon vesting of restricted stock awards or exercise of stock options. In 2021, we recognized a tax benefit of $2.9 million, and in 2020, we recognized a tax deficiency of $3.6 million.
Stock Options
The exercise price of stock option awards cannot be less than 100% of the market price of our common stock on the grant date and have a maximum contractual life of 10 years.
Stock option activity was:

	Year Ended December 31,
	2021		2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
January 1	768,750	$83.65	866,000	$83.80	988,050	$80.37
Granted	4,025,000	$72.47	—	—	—	—
Exercised	(60,000)	$60.17	—	—	(57,300)	$23.40
Forfeited	(44,500)	$77.93	(97,250)	$84.94	(64,750)	$84.94
December 31	4,689,250	$74.30	768,750	$83.65	866,000	$83.80

Exercisable December 31	689,250	$84.94	768,750	$83.65	60,000	$68.42

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2021, options outstanding and exercisable were:

			Options Outstanding			Options Exercisable
Exercise Price Range			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$72.00	to	$73.00	4,000,000	9.9 years	$72.47	—	—
$84.00	to	$85.00	689,250	1.3 years	$84.94	689,250	$84.94
			4,689,250			689,250
The 2021 option award grant date fair value of $8.47 was determined using the Black-Scholes option valuation model. The assumptions used, without adjusting for forfeitures and lack of liquidity were: expected life of 8 years, risk free interest rate of 1.4%, expected volatility of 23%, and dividend yield of 4.6%. On the grant date, the exercise price of the award was greater than the closing price of our common stock.
Restricted Stock
Restricted stock activity was:

	Year Ended December 31,
	2021	2020	2019
January 1	3,012,988	2,547,001	2,553,902
Granted	1,017,895	1,511,719	956,135
Vested	(899,372)	(874,431)	(798,468)
Forfeited	(198,675)	(171,301)	(164,568)
December 31	2,932,836	3,012,988	2,547,001

Weighted average grant date fair value of shares granted in the period	$68.99	$51.26	$72.13
Weighted average grant date fair value at December 31	$63.09	$61.44	$70.89
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
PRSU activity was:

	Year Ended December 31,
	2021		2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
January 1	550,561	$70.17	538,134	$77.99	509,844	$80.41
Granted	165,911	$74.89	186,197	$61.36	181,782	$75.64
Distributed	(182,582)	$73.72	(173,770)	$84.94	(153,492)	$83.23
December 31	533,890	$70.42	550,561	$70.17	538,134	$77.99
Employee Stock Purchase Plan
The employee stock purchase plan, or ESPP, enables employees to purchase our common stock through payroll deductions over each plan quarter at 95% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974, or ERISA. In 2021, 2020 and 2019, employees purchased 73,250 shares, 91,605 shares and 76,040 shares, respectively. All shares purchased were treasury stock, for which we received $5.0 million, $5.2 million and $5.6 million, respectively. At December 31, 2021, there were 8,434,456 shares available under the ESPP.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Income Taxes
The components of income before income taxes were (in millions):

	Year Ended December 31,
	2021	2020	2019
Domestic	$845.9	$711.1	$913.1
International	1,142.9	698.2	1,025.2
	$1,988.8	$1,409.3	$1,938.3
Income tax expense (benefit) was (in millions):

	Year Ended December 31,
	2021	2020	2019
Current:
U.S. federal	$144.0	$172.2	$180.2
U.S. state and local	16.5	39.5	33.9
International	303.9	189.1	306.9
	464.4	400.8	521.0
Deferred:
U.S. federal	40.0	(17.4)	19.1
U.S. state and local	(11.6)	(6.1)	(22.5)
International	(4.1)	4.4	(13.2)
	24.3	(19.1)	(16.6)
	$488.7	$381.7	$504.4
The reconciliation from the statutory U.S. federal income tax rate to our effective tax rate is:

	Year Ended December 31,
	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
U.S. state and local income taxes, net of U.S. federal income tax benefit	0.2	2.2	0.5
Impact of foreign operations	3.6	3.4	4.5
Other	(0.2)	0.5	—
Effective tax rate	24.6%	27.1%	26.0%
Our effective tax rate for 2021 decreased year-over-year to 24.6% from 27.1%. In connection with the sale of ICON in the second quarter of 2021, we recorded a pre-tax gain of $50.5 million. The lower effective tax rate for 2021 was predominantly the result of $32.8 million of favorable settlements of uncertain tax positions in certain domestic jurisdictions, as well as a nominal tax applied against the book gain on the sale of ICON resulting from excess tax over book basis. The effective tax rate for 2020 reflects an increase due to the non-deductibility in certain jurisdictions of a portion of the COVID-19 repositioning charges recorded in the second quarter of 2020.
The Tax Cuts and Jobs Act of 2017, or the Tax Act, imposed a one-time tax, the transition tax, on the accumulated earnings of foreign subsidiaries. At December 31, 2021 and 2020, the remaining transition tax liability was $100.4 million and $112.0 million, respectively. The transition tax is expected to be fully paid by 2026. The Tax Act also implemented a territorial tax system that allows us to repatriate earnings of our foreign subsidiaries without incurring additional U.S. tax by providing a 100% dividend exemption. While a territorial tax system limits U.S. federal income tax to domestic source income, foreign source income is subject to tax in the appropriate foreign jurisdiction at the local rate, which in certain jurisdictions may be higher than the U.S. federal statutory income tax rate of 21%. Therefore, the foreign tax rate differential will cause our effective tax rate to be higher than the U.S. federal statutory income tax rate. The international tax rate differentials in 2021 and 2020 are primarily attributed to our earnings in Germany, Australia, France, Japan and Brazil being taxed at higher rates than the U.S. statutory tax rate.
We have elected to account for any tax on the global intangible low-taxed income, or GILTI, in the period in which it is incurred. In 2021 and 2020, we provided $8.8 million and $3.0 million, respectively, for tax impacts of GILTI.
Income tax expense in 2021, 2020 and 2019 includes $2.1 million, $3.8 million and $2.2 million, respectively, of interest, net of tax benefit, and penalties related to tax positions taken on our tax returns that have not been settled as of December 31, 2021. At December 31, 2021 and 2020, accrued interest and penalties were $10.7 million and $23.5 million, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of deferred tax assets and liabilities and balance sheet classification were (in millions):

	December 31,
	2021	2020
Deferred tax assets:
Compensation	$223.8	$236.5
Tax loss and credit carryforwards	81.4	67.0
Basis differences from acquisitions	29.9	20.8
Basis differences from short-term assets and liabilities	15.5	34.4
Other	(14.2)	(5.8)
Deferred tax assets	336.4	352.9
Valuation allowance	(18.0)	(15.9)
Net deferred tax assets	$318.4	$337.0
Deferred tax liabilities:
Goodwill and intangible assets	$640.1	$611.1
Unremitted foreign earnings	76.6	91.9
Basis differences from investments	6.5	(1.1)
Financial instruments	0.8	0.8
Deferred tax liabilities	$724.0	$702.7

Long-term deferred tax assets	$71.7	$77.8
Long-term deferred tax liabilities	$477.3	$443.5
We have concluded that it is more likely than not that we will be able to realize our net deferred tax assets in future periods because results of future operations are expected to generate sufficient taxable income. The valuation allowance of $18.0 million and $15.9 million at December 31, 2021 and 2020, respectively, relates to tax losses and tax credit carryforwards in the U.S. and in international jurisdictions. Tax loss and credit carryforwards for which there is no valuation allowance are available for periods ranging from 2022 to 2041, which is longer than the forecasted utilization of such carryforwards.
A reconciliation of our unrecognized tax benefits is (in millions):

	December 31,
	2021	2020
January 1	$182.9	$206.8
Additions:
Current year tax positions	4.4	3.9
Prior year tax positions	1.7	2.8
Reduction of prior year tax positions	(12.1)	(26.1)
Settlements	(13.6)	(2.5)
Foreign currency translation	(0.5)	(2.0)
December 31	$162.8	$182.9
The majority of the liability for uncertain tax positions is recorded in long-term liabilities. At December 31, 2021 and 2020, approximately $157.3 million and $174.0 million, respectively, of the liability for uncertain tax positions would affect our effective tax rate upon resolution of the uncertain tax positions.
We file a consolidated U.S. federal income tax return and income tax returns in various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions. Our principal foreign jurisdictions include the United Kingdom, France and Germany. The Internal Revenue Service has completed its examination of our U.S. federal tax returns through 2017. Tax returns in the United Kingdom, France and Germany have been examined through 2018, 2017 and 2009, respectively.
12. Pension and Other Postemployment Benefits
Defined Contribution Plans
Our domestic and international subsidiaries provide retirement benefits for their employees primarily through defined contribution profit sharing and savings plans. Contributions to the plans vary by subsidiary and have generally been in amounts up to the maximum percentage of total eligible compensation of participating employees that is deductible for income tax purposes. Contribution expense in 2021, 2020 and 2019 was $115.5 million, $108.1 million and $115.2 million, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Defined Benefit Pension Plans
Two of our U.S. businesses and several of our non-U.S. businesses sponsor noncontributory defined benefit pension plans. These plans provide benefits to employees based on formulas recognizing length of service and earnings. The U.S. plans cover approximately 700 participants, are closed to new participants and do not accrue future benefit credits. The non-U.S. plans, which include plans required by local law, cover approximately 7,600 participants and are not subject to ERISA.
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
The components of net periodic benefit expense were (in millions):

	Year Ended December 31,
	2021	2020	2019
Service cost	$5.2	$7.5	$7.9
Interest cost	4.2	7.7	8.2
Expected return on plan assets	(1.5)	(2.6)	(3.5)
Amortization of prior service cost	0.8	0.8	0.8
Amortization of actuarial loss	9.3	6.7	2.5
	$18.0	$20.1	$15.9
Included in accumulated other comprehensive income at December 31, 2021 and 2020 were unrecognized costs for actuarial losses and prior service cost of $67.2 million ($46.8 million net of income taxes) and $96.5 million ($67.6 million net of income taxes), respectively, that have not yet been recognized in net periodic benefit cost. The unrecognized costs for actuarial gains and losses and prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2022 is $6.3 million.
The weighted average assumptions used to determine net periodic benefit expense were:

	Year Ended December 31,
	2021	2020	2019
Discount rate	1.4%	2.4%	2.9%
Compensation increases	2.7%	2.5%	2.5%
Expected return on plan assets	5.0%	5.1%	5.5%
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
Our funding policy is to contribute amounts sufficient to meet minimum funding requirements in accordance with the applicable employee benefit and tax laws that the plans are subject to, plus such additional amounts as we may determine to be appropriate. In 2021 and 2020, we contributed $6.4 million and $9.1 million, respectively, to the defined benefit pension plans. We do not expect the contributions for 2022 to differ materially from the 2021 contributions.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in benefit obligation and fair value of plan assets of the defined benefit pension plans were (in millions):

	December 31,
	2021	2020
Benefit Obligation:
January 1	$309.3	$293.5
Service cost	5.2	7.5
Interest cost	4.2	7.7
Amendments, curtailments and settlements	(0.4)	(0.2)
Actuarial (gain) loss	(13.9)	17.2
Benefits paid	(8.1)	(13.5)
Foreign currency translation	(6.9)	(2.9)
December 31	$289.4	$309.3
Fair Value of Plan Assets:
January 1	$63.3	$64.3
Actual return on plan assets	4.1	5.0
Employer contributions	6.4	9.1
Benefits paid	(8.1)	(13.5)
Foreign currency translation and other	(2.7)	(1.6)
December 31	$63.0	$63.3
The funded status and balance sheet classification of the defined benefit pension plans were (in millions):

	December 31,
	2021	2020
Funded Status	$(226.4)	$(246.0)

Other assets	$3.7	$2.7
Other current liabilities	(5.8)	(5.2)
Long-term liabilities	(224.3)	(243.5)
	$(226.4)	$(246.0)
At December 31, 2021 and 2020, the accumulated benefit obligation for our defined benefit pension plans was $226.6 million and $243.9 million, respectively.
Plans with benefit obligations in excess of plan assets were (in millions):

	December 31,
	2021	2020
Benefit obligation	$(258.1)	$(294.0)
Plan assets	28.0	45.3
	$(230.1)	$(248.7)
The weighted average assumptions used to determine the benefit obligation were:

	December 31,
	2021	2020
Discount rate	2.1%	1.7%
Compensation increases	2.7%	2.7%
At December 31, 2021, the estimated benefits expected to be paid over the next 10 years are (in millions):

2022	$7.4
2023	14.4
2024	17.2
2025	18.1
2026	19.0
2027 - 2031	102.6

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Postemployment Arrangements
We have executive retirement agreements under which benefits will be paid to participants or to their beneficiaries over periods up to ten years beginning after cessation of full-time employment. Our postemployment arrangements are unfunded and benefits are paid when due.
The components of net periodic benefit expense were (in millions):

	Year Ended December 31,
	2021	2020	2019
Service cost	$4.8	$4.6	$4.4
Interest cost	2.1	3.4	4.3
Amortization of prior service cost	4.1	4.3	4.5
Amortization of actuarial loss	3.9	2.1	0.9
	$14.9	$14.4	$14.1
Included in accumulated other comprehensive income at December 31, 2021 and 2020 were unrecognized costs for actuarial losses and prior service cost of $56.7 million ($39.5 million net of income taxes) and $73.8 million ($51.8 million net of income taxes), respectively, that have not yet been recognized in the net periodic benefit cost. The unrecognized costs for actuarial gains and losses and prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2022 is $6.3 million.
The weighted average assumptions used to determine net periodic benefit expense were:

	Year Ended December 31,
	2021	2020	2019
Discount rate	1.4%	2.5%	2.9%
Compensation increases	3.5%	3.5%	3.5%
Experience gains and losses and effects of changes in actuarial assumptions are amortized over a period no longer than the expected average future service of active employees.
At December 31, 2021 and 2020, the benefit obligation and balance sheet classification were (in millions):

	December 31,
	2021	2020
January 1	$164.6	$146.0
Service cost	4.8	4.6
Interest cost	2.1	3.4
Amendments	(1.2)	3.0
Actuarial (gain) loss	(7.8)	16.3
Benefits paid	(9.5)	(8.7)
December 31	$153.0	$164.6

Other current liabilities	$10.4	$9.5
Long-term liabilities	142.6	155.1
	$153.0	$164.6
The weighted average assumptions used to determine the benefit obligation were:

	December 31,
	2021	2020
Discount rate	2.4%	1.9%
Compensation increases	3.5%	3.5%

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2021, the estimated benefits expected to be paid over the next 10 years are (in millions):

2022	$10.4
2023	10.3
2024	10.2
2025	10.6
2026	9.9
2027 - 2031	48.2

13. Disposition of Subsidiary
In the second quarter of 2021, we sold ICON, a specialty media company, to ICON’s management team. As a result, we recorded a pre-tax gain of $50.5 million from the sale. As discussed in Note 11, the after-tax gain approximated the pre-tax gain. The disposition of ICON will not have a material impact on our ongoing results of operations or financial position.
14. Supplemental Cash Flow Data
The change in operating capital was (in millions):

	Year Ended December 31,
	2021	2020	2019
(Increase) decrease in accounts receivable	$(989.1)	$141.2	$(156.6)
(Increase) decrease in work in process and other current assets	(281.7)	293.0	(99.8)
Increase (decrease) in accounts payable	921.3	(428.6)	276.3
Increase (decrease) in customer advances, taxes payable and other current liabilities	338.8	65.9	87.2
Change in other assets and liabilities, net	171.2	(40.6)	18.0
Increase in operating capital	$160.5	$30.9	$125.1
Supplemental financial information (in millions):

	Year Ended December 31,
	2021	2020	2019
Income taxes paid	$454.4	$376.5	$361.0
Interest paid	$219.3	$205.5	$246.3
Non-cash increase in lease liabilities (in millions):

	Year Ended December 31,
	2021	2020
Operating leases	$123.3	$133.9
Finance leases	$67.4	$32.1
15. Noncontrolling Interests
Changes in the ownership interests in our less than 100% owned subsidiaries were (in millions):

	Year Ended December 31,
	2021	2020	2019
Net income attributed to Omnicom Group Inc.	$1,407.8	$945.4	$1,339.1
Net transfers (to) from noncontrolling interests	(12.2)	5.8	(22.3)
Change from net income attributed to Omnicom Group Inc. and transfers (to) from noncontrolling interests	$1,395.6	$951.2	$1,316.8

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Leases and Property and Equipment
Leases
The components of lease cost were (in millions):

	Year Ended December 31,
	2021	2020
Operating lease cost	$279.6	$303.6
Variable lease cost	25.7	28.5
Short-term lease cost	2.7	4.3
Sublease income	(3.8)	(0.9)
	$304.2	$335.5
Finance lease cost:
Depreciation of ROU assets	$52.6	$50.2
Interest	4.9	5.3
	$57.5	$55.5
Total lease cost	$361.7	$391.0
The maturities of our lease liabilities at December 31, 2021 were (in millions):

	Operating Leases	Finance Leases
2022	$259.0	$51.0
2023	198.5	38.7
2024	170.5	27.2
2025	135.2	16.1
2026	113.3	3.7
Thereafter	600.2	2.2
Total lease payments	1,476.7	138.9
Less: Imputed interest	299.5	5.5
Present value of lease liability	$1,177.2	$133.4
The balance sheet classification of our operating leases was (in millions):

	December 31,
	2021	2020
Operating lease ROU assets	$1,202.9	$1,223.4
Lease liability:
Other current liabilities	$225.1	$270.5
Long-term liability - operating leases	952.1	1,114.0
	$1,177.2	$1,384.5
Operating leases for office space and equipment at December 31, 2021 and 2020, had a weighted average remaining lease term of 7.5 and 7.9 years, respectively, and a weighted average discount rate of 3.2% and 3.7%, respectively.
Property and Equipment
Property and equipment at December 31 were (in millions):

	2021	2020
Property and equipment - owned	$1,805.5	$1,427.7
Equipment under finance leases	352.3	314.2
	2,157.8	1,741.9
Accumulated depreciation	(1,165.7)	(1,156.7)
	$992.1	$585.2
Finance leases at December 31, 2021 and 2020, had a weighted average remaining lease term of 3.1 years and 3.0 years, respectively, and a weighted average discount rate of 4.3% and 4.2%, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Temporary Equity - Redeemable Noncontrolling Interests
Owners of noncontrolling equity interests in some of our subsidiaries have the right in certain circumstances to require us to purchase all or a portion of their equity interest at fair value as defined in the applicable agreements. Assuming that the subsidiaries perform over the relevant periods at their current profit levels, at December 31, 2021 the aggregate estimated maximum amount we could be required to pay in future periods is $345.3 million, of which $107.5 million is currently exercisable by the holders. If these rights are exercised, there would be an increase in net income attributable to Omnicom as a result of our increased ownership interest and the reduction of net income attributable to noncontrolling interests. The ultimate amount paid could be significantly different because the redemption amount depends on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates.
18. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not expect that these proceedings will have a material adverse effect on our results of operations or financial position.
19. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss), net of income taxes were (in millions):

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
January 1, 2020	$(24.0)	$(112.1)	$(1,061.5)	$(1,197.6)
Other comprehensive income (loss) before reclassifications	—	(21.0)	(9.0)	(30.0)
Reclassification from accumulated other comprehensive income (loss)	3.9	9.9	—	13.8
December 31, 2020	(20.1)	(123.2)	(1,070.5)	(1,213.8)
Other comprehensive income (loss) before reclassifications	—	20.0	(75.3)	(55.3)
Reclassification from accumulated other comprehensive income (loss)	4.0	12.8	—	16.8
December 31, 2021	$(16.1)	$(90.4)	$(1,145.8)	$(1,252.3)
20. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis were (in millions):

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$5,316.8			$5,316.8
Marketable equity securities	1.1			1.1
Foreign currency derivatives		$0.3		0.3
Liabilities:
Foreign currency derivatives		$0.1		$0.1
Contingent purchase price obligations			$167.1	167.1
December 31, 2020
Assets:
Cash and cash equivalents	$5,600.5			$5,600.5
Marketable equity securities	1.6			1.6
Foreign currency derivatives		$0.6		0.6
Liabilities:
Foreign currency derivatives		0.3		0.3
Contingent purchase price obligations			$71.9	71.9

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in contingent purchase price obligations were (in millions):

	December 31,
	2021	2020
January 1	$71.9	$107.7
Acquisitions	120.4	14.4
Revaluation and interest	0.4	(21.9)
Payments	(22.6)	(31.3)
Foreign currency translation	(3.0)	3.0
December 31	$167.1	$71.9
The carrying amount and fair value of our financial assets and liabilities were (in millions):

	December 31,
	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$5,316.8	$5,316.8	$5,600.5	$5,600.5
Marketable equity securities	1.1	1.1	1.6	1.6
Non-marketable equity securities	6.5	6.5	8.9	8.9
Foreign currency derivatives	0.3	0.3	0.6	0.6
Liabilities:
Short-term debt	$9.6	$9.6	$3.9	$3.9
Foreign currency derivatives	0.1	0.1	0.3	0.3
Contingent purchase price obligations	167.1	167.1	71.9	71.9
Long-term debt	5,685.7	6,011.6	5,807.3	6,380.6
The estimated fair value of the foreign currency derivative instruments is determined using model-derived valuations, taking into consideration foreign currency rates and counterparty credit risk. The estimated fair value of the contingent purchase price obligations is calculated in accordance with the terms of each acquisition agreement and is discounted. The fair value of long-term debt is based on quoted market prices.
21. Derivative Instruments and Hedging Activities
We manage our exposure to foreign exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors.
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivatives. We periodically determine the potential loss from market risk on our derivatives by performing a value-at-risk, or VaR, analysis. VaR is a statistical model that uses historical currency exchange rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2021 was not significant.
Foreign Currency Exchange Risk
As an integral part of our global treasury operations, we centralize our cash and use notional multicurrency pools to manage the foreign currency exchange risk that arises from imbalances between subsidiaries and their respective treasury centers. In addition, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward foreign exchange contracts. To manage this risk, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $77.3 million and $169.6 million at December 31, 2021 and 2020, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Interest Rate Risk
We may use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. During 2021, there were no interest rate swaps and, at December 31, 2021, long-term debt consisted entirely of fixed-rate debt.
22. New Accounting Standards
In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities From Contracts With Customers, or ASU 2021-08, that requires acquiring companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination consistent with those recorded by the acquiring company. ASU 2021-08 is effective January 1, 2023, and early adoption is permitted. Contracts with customers in the advertising and marketing business are typically short duration contracts. To the extent we acquire companies in the advertising and marketing communications business, we do not expect this standard to have a material impact on our results of operations or financial position. However, we are still in the process of assessing the impact of ASU 2021-08 on our results of operations and financial position.
23. Subsequent Events
We have evaluated events subsequent to the balance sheet date and determined there have not been any events that have occurred that would require adjustment to or disclosure in the consolidated financial statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2021
(In millions)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustment Increase (Decrease)	Balance End of Period
Valuation accounts deducted from assets:
Allowance for Doubtful Accounts:
December 31, 2021	$30.4	$4.7	$(12.7)	$(0.7)	$21.7
December 31, 2020	21.5	23.5	(15)	0.4	30.4
December 31, 2019	26.8	8.5	(13.8)	—	21.5

S-1