Form 10-Q
period 2022-03-31
OMNICOM GROUP INC.
filed 2022-04-20
CIK 29989

___________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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
_________________________
As of April 13, 2022, there were 205,732,684 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022
FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial position, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include: the impact of the war in Ukraine; adverse economic conditions, including those caused by the impact of the COVID-19 pandemic, severe and sustained inflation in countries that comprise our major markets, supply chain issues affecting the distribution of our clients’ products; international, national or local economic conditions that could adversely affect the Company or its clients; losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and a deterioration or a disruption in the credit markets; the ability to attract new clients and retain existing clients in the manner anticipated; changes in client advertising, marketing and corporate communications requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising, marketing and corporate communications industries; the ability to hire and retain key personnel; currency exchange rate fluctuations; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company or its clients; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; and the Company’s international operations, which are subject to the risks of currency repatriation restrictions, social or political conditions and regulatory environment. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,925.5	$5,316.8
Short-term investments	92.7	—
Accounts receivable, net of allowance for doubtful accounts of $21.0 and $21.7	7,071.6	8,472.5
Work in process	1,316.8	1,201.0
Other current assets	990.9	919.2
Total Current Assets	13,397.5	15,909.5
Property and Equipment at cost, less accumulated depreciation of $1,178.2 and $1,165.7	970.6	992.1
Operating Lease Right-Of-Use Assets	1,204.3	1,202.9
Equity Method Investments	77.6	76.3
Goodwill	9,951.9	9,738.6
Intangible Assets, net of accumulated amortization of $821.7 and $856.5	333.0	298.0
Other Assets	210.8	204.4
TOTAL ASSETS	$26,145.7	$28,421.8

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9,899.6	$11,897.2
Customer advances	1,463.8	1,644.5
Short-term debt	12.4	9.6
Taxes payable	328.5	263.3
Other current liabilities	2,472.9	2,411.6
Total Current Liabilities	14,177.2	16,226.2
Long-Term Liabilities	960.0	961.5
Long-Term Liability - Operating Leases	950.1	952.1
Long-Term Debt	5,646.4	5,685.7
Deferred Tax Liabilities	458.1	477.3
Commitments and Contingent Liabilities (Note 11)
Temporary Equity - Redeemable Noncontrolling Interests	405.3	345.3
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	584.5	622.0
Retained earnings	9,027.3	8,998.8
Accumulated other comprehensive income (loss)	(1,222.6)	(1,252.3)
Treasury stock, at cost	(5,434.1)	(5,142.9)
Total Shareholders’ Equity	2,999.7	3,270.2
Noncontrolling interests	548.9	503.5
Total Equity	3,548.6	3,773.7
TOTAL LIABILITIES AND EQUITY	$26,145.7	$28,421.8

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$3,410.3	$3,426.9
Operating Expenses:
Salary and service costs	2,491.8	2,545.0
Occupancy and other costs	300.2	291.6
Charges arising from the effects of the war in Ukraine	113.4	—
Cost of services	2,905.4	2,836.6
Selling, general and administrative expenses	96.7	71.6
Depreciation and amortization	55.2	53.3
	3,057.3	2,961.5
Operating Profit	353.0	465.4
Interest Expense	51.0	53.8
Interest Income	8.2	6.3
Income Before Income Taxes and Loss From Equity Method Investments	310.2	417.9
Income Tax Expense	115.5	111.9
Loss From Equity Method Investments	(0.1)	—
Net Income	194.6	306.0
Net Income Attributed To Noncontrolling Interests	20.8	18.2
Net Income - Omnicom Group Inc.	$173.8	$287.8
Net Income Per Share - Omnicom Group Inc.:
Basic	$0.83	$1.33
Diluted	$0.83	$1.33

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Net Income	$194.6	$306.0
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	1.4	1.4
Income tax effect	(0.4)	(0.4)
	1.0	1.0
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost	1.0	1.2
Amortization of actuarial losses	1.6	3.3
Income tax effect	(1.3)	(1.8)
	1.3	2.7

Foreign currency translation adjustment	28.1	(46.9)

Other Comprehensive Income (Loss)	30.4	(43.2)

Comprehensive Income	225.0	262.8
Comprehensive Income Attributed To Noncontrolling Interests	21.5	7.4
Comprehensive Income - Omnicom Group Inc.	$203.5	$255.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Common Stock, shares issued	297.2	297.2
Common Stock, par value	$44.6	$44.6
Additional Paid-in Capital:
Beginning Balance	622.0	747.8
Net change in noncontrolling interests	(5.6)	1.0
Change in temporary equity	(57.8)	(2.8)
Share-based compensation	20.0	20.8
Stock issued, share-based compensation	5.9	2.9
Ending Balance	584.5	769.7
Retained Earnings:
Beginning Balance	8,998.8	8,190.6
Net income	173.8	287.8
Common stock dividends declared	(145.3)	(150.9)
Ending Balance	9,027.3	8,327.5
Accumulated Other Comprehensive Income (Loss):
Beginning Balance	(1,252.3)	(1,213.8)
Other comprehensive income (loss)	29.7	(32.4)
Ending Balance	(1,222.6)	(1,246.2)
Treasury Stock:
Beginning Balance	(5,142.9)	(4,684.8)
Stock issued, share-based compensation	9.1	1.1
Common stock repurchased	(300.3)	(0.7)
Ending Balance	(5,434.1)	(4,684.4)
Shareholders’ Equity	2,999.7	3,211.2
Noncontrolling Interests:
Beginning Balance	503.5	492.5
Net income	20.8	18.2
Other comprehensive income (loss)	0.7	(10.8)
Dividends to noncontrolling interests	(14.0)	(13.6)
Net change in noncontrolling interests	(9.9)	(5.8)
Increase in noncontrolling interests from business combinations	47.8	—
Ending Balance	548.9	480.5

Total Equity	$3,548.6	$3,691.7

Dividends Declared Per Common Share	$0.70	$0.70

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$194.6	$306.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	35.8	33.4
Amortization of intangible assets	19.4	19.9
Amortization of net deferred gain on interest rate swaps	1.4	(1.3)
Share-based compensation	20.0	20.8
Non-cash charges related to the effects of the war in Ukraine	65.8	—
Other, net	2.7	3.8
Use of operating capital	(884.2)	(843.5)
Net Cash Used In Operating Activities	(544.5)	(460.9)
Cash Flows from Investing Activities:
Capital expenditures	(23.2)	(12.4)
Acquisition of businesses and interests in affiliates, net of cash acquired	(246.6)	—
Purchase of short-term investments	(92.7)	—
Other, net	0.7	1.6
Net Cash Used In Investing Activities	(361.8)	(10.8)
Cash Flows from Financing Activities:
Change in short-term debt	2.4	2.2
Dividends paid to common shareholders	(147.4)	(140.1)
Repurchases of common stock	(300.3)	(0.7)
Proceeds from stock plans	13.5	3.4
Acquisition of additional noncontrolling interests	(6.3)	(2.2)
Dividends paid to noncontrolling interest shareholders	(14.0)	(13.6)
Payment of contingent purchase price obligations	(6.0)	(6.9)
Other, net	(18.2)	(17.8)
Net Cash Used In Financing Activities	(476.3)	(175.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(8.7)	(55.8)

Net Decrease in Cash and Cash Equivalents	(1,391.3)	(703.2)
Cash and Cash Equivalents at the Beginning of Period	5,316.8	5,600.5
Cash and Cash Equivalents at the End of Period	$3,925.5	$4,897.3

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
In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, or 2021 10-K. Results for the interim periods are not necessarily indicative of results that may be expected for the year.
Risks and Uncertainties
Global economic challenges, including the impact of the war in Ukraine, the COVID-19 pandemic, rising inflation and supply-chain disruptions could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and discipline. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
Impact of the War in Ukraine
We have historically conducted operations in Russia and Ukraine through local agencies in which we hold a majority stake. The minority partners in these agencies are local management, which report to the applicable network management.
During the first quarter of 2022, the war in Ukraine required us to suspend our business operations in Ukraine. The war resulted in the imposition of sanctions by the United States, the United Kingdom, and the European Union, that affect the cross-border operations of businesses operating in Russia. In addition, Russian regulators have imposed currency restrictions and regulations that created uncertainty regarding our ability to recover our investment in our operations in Russia, as well as our ability to exercise control over the operations. Also, many multinational companies, including many of our large clients, ceased or suspended their operations in Russia. Therefore, the ability to continue operations in Russia without additional funding, which we will not provide, is uncertain. As a result, we have sold, or committed to dispose of, all of our businesses in Russia. Accordingly, we recorded pretax charges of $113.4 million in the first quarter of 2022, primarily consisting of the net investment in our Russian businesses, and also including charges related to the suspension of operations in Ukraine.
Impact of the COVID-19 Pandemic - Update
Beginning in March 2020 and continuing through the first quarter of 2021, our business experienced the effects from reductions in client spending due to the economic impact related to the COVID-19 pandemic. While mixed by business and geography, the spending reductions impacted all our businesses and markets. Globally, the most impacted businesses were our Experiential discipline, especially in our event marketing businesses, and our Execution & Support discipline, primarily in field marketing. Most of our markets began to improve in April 2021, and the improvement continued through the first quarter of 2022 as clients substantially increased their spending on our services.
2. Revenue
Nature of our services
We provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. Our networks and agencies provide a comprehensive range of services in the following fundamental disciplines: Advertising & Media, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations and Healthcare. Advertising & Media includes creative services across digital and traditional media, strategic media planning and buying, and data analytics services. Precision Marketing includes digital and direct marketing, digital transformation and data and analytics. Commerce & Brand Consulting services include brand consulting, strategy and research, and retail ecommerce. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising and point-of-sale, as well as other specialized marketing and custom communications services. Public relations services include corporate communications, crisis management, public affairs, and media and media relations services. Healthcare includes advertising and media services to global healthcare and pharmaceutical clients. At the core of all our services is the ability to create or develop a client’s marketing or corporate communications message into content that can be delivered to a target audience across different communications mediums.
Revenue by discipline was (in millions):

	Three Months Ended March 31,
	2022	2021
Advertising & Media	$1,769.4	$2,003.7
Precision Marketing	336.1	269.5
Commerce & Brand Consulting	237.9	214.5
Experiential	142.5	88.4
Execution & Support	254.3	246.6
Public Relations	360.9	317.5
Healthcare	309.2	286.7
	$3,410.3	$3,426.9
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.
Revenue in our principal geographic markets was (in millions):

	Three Months Ended March 31,
	2022	2021
Americas:
North America	$1,839.0	$1,972.5
Latin America	67.7	63.2
EMEA:
Europe	992.0	941.0
Middle East and Africa	81.9	50.2
Asia-Pacific	429.7	400.0
	$3,410.3	$3,426.9
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended March 31, 2022 and 2021 was $1,724.6 million and $1,868.1 million, respectively.
Contract assets and liabilities
Work in process includes contract assets, unbilled fees and costs, and media and production costs. Contract liabilities primarily consist of customer advances. Work in process and contract liabilities were (in millions):

	March 31, 2022	December 31, 2021	March 31, 2021
Work in process:
Contract assets and unbilled fees and costs	$662.5	$469.9	$626.0
Media and production costs	654.3	731.1	512.7
	$1,316.8	$1,201.0	$1,138.7
Contract liabilities:
Customer advances	$1,463.8	$1,644.5	$1,278.0
Work in process represents accrued costs incurred on behalf of customers, including media and production costs, and fees and other third-party costs that have not yet been billed. Media and production costs are billed during the production process in accordance with the terms of the client contract. Contract assets primarily include incentive fees, which are not material and will be billed to clients in accordance with the terms of the client contract. Substantially all unbilled fees and costs will be billed within the next 30 days. Contract liabilities primarily represent advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs that are generally incurred in the near term. There were no impairment losses to the contract assets recorded in the three months ended March 31, 2022 and 2021.

3. Net Income per Share
The computations of basic and diluted net income per share were (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net Income - Omnicom Group Inc.	$173.8	$287.8
Weighted Average Shares:
Basic	208.3	215.6
Dilutive stock options and restricted shares	1.5	1.2
Diluted	209.8	216.8

Anti-dilutive stock options and restricted shares	0.5	0.7
Net Income per Share - Omnicom Group Inc.:
Basic	$0.83	$1.33
Diluted	$0.83	$1.33
4. Goodwill and Intangible Assets
Goodwill and intangible assets were (in millions):

	March 31, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$10,466.6	$(514.7)	$9,951.9	$10,259.6	$(521.0)	$9,738.6
Intangible assets:
Purchased and internally developed software	$375.5	$(314.6)	$60.9	$382.2	$(318.7)	$63.5
Customer related and other	779.2	(507.1)	272.1	772.3	(537.8)	234.5
	$1,154.7	$(821.7)	$333.0	$1,154.5	$(856.5)	$298.0
Changes in goodwill were (in millions):

	Three Months Ended March 31,
	2022	2021
January 1	$9,738.6	$9,609.7
Acquisitions	215.2	—
Noncontrolling interests in acquired businesses	47.8	—
Dispositions	(19.4)	—
Foreign currency translation	(30.3)	(68.2)
March 31	$9,951.9	$9,541.5
We evaluated the effects of the war in Ukraine and the geopolitical events in the region on our forecasted consolidated operating performance and concluded that we do not have a trigger event that would result in an update of our evaluation of goodwill for impairment that we performed in June 2021. We will continue to monitor these ongoing geopolitical events and evaluate the impact, if any, on our goodwill impairment test, which will be performed in June 2022.
5. Debt
Credit Facilities
We have a $2.5 billion multi-currency revolving credit facility, or Credit Facility, that matures on February 14, 2025. In addition, we have uncommitted credit lines aggregating $807.5 million and the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program. These facilities provide additional liquidity sources for operating capital and general corporate purposes. At March 31, 2022, there were no borrowings under the Credit Facility or the uncommitted credit lines, and there were no outstanding commercial paper issuances.
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.0 times for the most recently ended 12-month period. At March 31, 2022, we were in compliance with this covenant as our Leverage Ratio was 2.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.

Short-Term Debt
At March 31, 2022 and December 31, 2021, short-term debt of $12.4 million and $9.6 million, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.
Long-Term Debt
Long-term debt was (in millions):

	March 31, 2022	December 31, 2021
3.65% Senior Notes due 2024	$750.0	$750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
€500 million 0.80% Senior Notes due 2027	554.7	568.6
2.45% Senior Notes due 2030	600.0	600.0
4.20% Senior Notes due 2030	600.0	600.0
€500 million 1.40% Senior Notes due 2031	554.7	568.6
2.60% Senior Notes due 2031	800.0	800.0
£325 million 2.25% Senior Notes due 2033	426.5	439.8
	5,685.9	5,727.0
Unamortized discount	(10.2)	(10.8)
Unamortized debt issuance costs	(30.4)	(31.8)
Unamortized deferred gain from settlement of interest rate swaps	1.1	1.3
	$5,646.4	$5,685.7
Our 2.45% Senior Notes due 2030, 4.20% Senior Notes due 2030 and 2.60% Senior Notes due 2031 are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under our 3.65% Senior Notes due 2024 and 3.60% Senior Notes due 2026. These notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans or advances. Such notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
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
Omnicom has fully and unconditionally guaranteed the obligations of Omnicom Capital Holdings plc, or OCH, a U.K.-based wholly owned subsidiary of Omnicom, with respect to the £325 million 2.25% Senior Notes due 2033, or the Sterling Notes. OCH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, which provide funding for various operating companies in EMEA, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OCH to obtain funds from their subsidiaries through dividends, loans or advances. The Sterling Notes and the related guarantee are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OCH and Omnicom, respectively.

6. Segment Reporting
Our branded agency networks operate in the advertising, marketing and corporate communications services industry, and are organized into agency networks, virtual client networks, regional reporting units and operating groups or practice areas. Our networks, virtual client networks and agencies increasingly share clients and provide clients with integrated services. The main economic components of each agency are employee compensation and related costs and direct service costs and occupancy and other costs which include rent and occupancy costs, technology costs and other overhead expenses. Therefore, given these similarities, we aggregate our six operating segments, which are our agency networks, into one reporting segment.
The agency networks' regional reporting units comprise three geographic regions: the Americas, EMEA and Asia-Pacific. The regional reporting units monitor the performance and are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and, in many cases, the same clients, and have similar economic characteristics.
Revenue and long-lived assets and goodwill by geographic region were (in millions):

	Americas	EMEA	Asia-Pacific
March 31, 2022
Revenue - Three months ended	$1,906.7	$1,073.9	$429.7
Long-lived assets and goodwill	7,896.2	3,532.6	698.0
March 31, 2021
Revenue - Three months ended	$2,035.7	$991.2	$400.0
Long-lived assets and goodwill	7,562.7	3,074.7	644.8
7. Income Taxes
Our effective tax rate for the three months ended March 31, 2022 increased period-over-period to 37.2% from 26.8%. The higher effective tax rate for 2022 was predominantly the result of the non-deductibility of the $113.4 million charges arising from the effects of the war in Ukraine, as well as an additional net charge of $4.8 million in connection with these charges. These charges were partially offset by the tax benefit arising from our share-based compensation awards.
At March 31, 2022, our unrecognized tax benefits were $163.5 million. Of this amount, approximately $157.9 million would affect our effective tax rate upon resolution of the uncertain tax positions.
8. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit expense were (in millions):

	Three Months Ended March 31,
	2022	2021
Service cost	$0.8	$1.4
Interest cost	1.0	0.8
Expected return on plan assets	(0.3)	(0.2)
Amortization of prior service cost	0.1	0.2
Amortization of actuarial losses	1.0	2.3
	$2.6	$4.5
We contributed $0.2 million to our defined benefit pension plans in each of the three months ended March 31, 2022 and 2021, respectively.
Postemployment Arrangements
The components of net periodic benefit expense were (in millions):

	Three Months Ended March 31,
	2022	2021
Service cost	$1.1	$1.2
Interest cost	0.7	0.5
Amortization of prior service cost	0.9	1.0
Amortization of actuarial losses	0.6	1.0
	$3.3	$3.7

9. Charges Arising from the Effects of the War in Ukraine
As discussed in Note 1, in the first quarter of 2022, we recorded pretax charges arising from the effects of the war in Ukraine of $113.4 million, which included cash charges of $47.6 million, primarily consisting of the loss on the disposition of the net investment in our Russian businesses, as well as impairment and other non-cash charges related to the suspension of operations in Ukraine.
10. Supplemental Cash Flow Data
The change in operating capital was (in millions):

	Three Months Ended March 31,
	2022	2021
(Increase) decrease in accounts receivable	$1,142.2	$1,095.5
(Increase) decrease in work in process and other current assets	(248.1)	(55.3)
Increase (decrease) in accounts payable	(1,755.4)	(1,953.8)
Increase (decrease) in customer advances, taxes payable and other current liabilities	12.2	63.0
Change in other assets and liabilities, net	(35.1)	7.1
Increase (decrease) in operating capital	$(884.2)	$(843.5)

Income taxes paid	$49.9	$42.7
Interest paid	$14.1	$5.3
Non-cash increase in lease liabilities (in millions):

	Three Months Ended March 31,
	2022	2021
Operating leases	$76.3	$38.7
Finance leases	$17.0	$11.7
11. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes were (in millions):

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Three Months Ended March 31, 2022
January 1	$(16.1)	$(90.4)	$(1,145.8)	$(1,252.3)
Other comprehensive income (loss) before reclassifications	—	—	27.4	27.4
Reclassification from accumulated other comprehensive income (loss)	1.0	1.3	—	2.3
March 31	$(15.1)	$(89.1)	$(1,118.4)	$(1,222.6)

	Three Months Ended March 31, 2021
January 1	$(20.1)	$(123.2)	$(1,070.5)	$(1,213.8)
Other comprehensive income (loss) before reclassifications	—	—	(36.1)	(36.1)
Reclassification from accumulated other comprehensive income (loss)	1.0	2.7	—	3.7
March 31	$(19.1)	$(120.5)	$(1,106.6)	$(1,246.2)

13. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis were (in millions):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$3,925.5			$3,925.5
Short-term investments		$92.7		92.7
Marketable equity investments	0.9			0.9
Liabilities:
Contingent purchase price obligations			$160.6	$160.6

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$5,316.8			$5,316.8
Marketable equity investments	1.1			1.1
Foreign currency derivative instruments		$0.3		0.3
Liabilities:
Foreign currency derivatives		$0.1		$0.1
Contingent purchase price obligations			$167.1	167.1
Changes in contingent purchase price obligations were (in millions):

	Three Months Ended March 31,
	2022	2021
January 1	$167.1	$71.9
Acquisitions	0.5	1.3
Revaluation and interest	0.2	0.4
Payments	(6.0)	(5.4)
Foreign currency translation	(1.2)	(0.5)
March 31	$160.6	$67.7
The carrying amount and fair value of our financial assets and liabilities were (in millions):

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$3,925.5	$3,925.5	$5,316.8	$5,316.8
Short-term investments	92.7	92.7	—	—
Marketable equity securities	0.9	0.9	1.1	1.1
Non-marketable equity securities	5.6	5.6	6.5	6.5
Foreign currency derivatives	—	—	0.3	0.3
Liabilities:
Short-term debt	$12.4	$12.4	$9.6	$9.6
Foreign currency derivatives	—	—	0.1	0.1
Contingent purchase price obligations	160.6	160.6	167.1	167.1
Long-term debt	5,646.4	5,561.3	5,685.7	6,011.6
Short-term investments of $92.7 million at March 31, 2022 represent time deposits maturing at various dates within the year. These investments are classified as held-to-maturity securities because we have the positive intent and ability to hold until maturity. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Fair value is based on observable interest rates for similar securities.

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
Risks and Uncertainties
Global economic challenges, including the impact of the war in Ukraine, the COVID-19 pandemic, rising inflation and supply-chain disruptions could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and discipline. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
Impact of the War in Ukraine
We have historically conducted operations in Russia and Ukraine through local agencies in which we hold a majority stake. The minority partners in these agencies are local management, which report to the applicable network management.
During the first quarter of 2022, the war in Ukraine required us to suspend our business operations in Ukraine. The war resulted in the imposition of sanctions by the United States, the United Kingdom, and the European Union, that affect the cross-border operations of businesses operating in Russia. In addition, Russian regulators have imposed currency restrictions and regulations that created uncertainty regarding our ability to recover our investment in our operations in Russia, as well as our ability to exercise control over the operations. Also, many multinational companies, including many of our large clients, ceased or suspended their operations in Russia. Therefore, the ability to continue operations in Russia without additional funding, which we will not provide, is uncertain. As a result, we have sold, or committed to dispose of, all of our businesses in Russia. Accordingly, we recorded pretax charges of $113.4 million in the first quarter of 2022, primarily consisting of the net investment in our Russian businesses, and also including charges related to the suspension of operations in Ukraine.
We evaluated the effects of the war in Ukraine and the geopolitical events in the region on our forecasted consolidated operating performance and concluded that we do not have a trigger event that would result in an update of our evaluation of goodwill for impairment that we performed in June 2021. We will continue to monitor these ongoing geopolitical events, evaluate available options to seek to mitigate further risk of loss and continue to evaluate the impact, if any, on our goodwill impairment test, which will be performed in June 2022.
Impact of COVID-19 Pandemic - Update
Beginning in March 2020 and continuing through the first quarter of 2021, our business experienced the effects from reductions in client spending due to the economic impact related to the COVID-19 pandemic. While mixed by business and geography, the spending reductions impacted all our businesses and markets. Globally, the most impacted businesses were our Experiential discipline, especially in our event marketing businesses, and our Execution & Support discipline, primarily in field marketing. Most of our markets began to improve year in April 2021, and the improvement continued through the first quarter of 2022 as clients substantially increased their spending on our services.
Results of Operations
Revenue for the three months ended March 31, 2022 decreased $16.6 million, or 0.5%, compared to the three months ended March 31, 2021. Organic growth increased revenue $408.0 million, or 11.9%, primarily reflecting increased client spending in all our disciplines and across all our geographic regions compared to the prior year period. The increase in organic revenue was offset by the reduction in acquisition revenue, net of disposition revenue of $339.6 million, or 9.9%, reflecting dispositions in the Advertising & Media discipline in the second quarter of 2021, and the negative impact of changes in foreign currency exchange rates of $85.0 million, or 2.5%.
We are a strategic holding company providing advertising, marketing and corporate communications services to clients through our branded networks and agencies around the world. On a global, pan-regional and local basis, our networks and agencies provide a comprehensive range of services in the following fundamental disciplines: Advertising & Media, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations and Healthcare. Advertising & Media include creative services across digital and traditional media, and strategic media planning and buying and data analytics services. Precision Marketing includes digital and direct marketing, digital transformation and data and analytics. Commerce & Brand Consulting services include brand consulting, strategy and research and retail ecommerce. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising and point-of-sale, as well as other specialized marketing and custom communications services. Public relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes advertising and media services to global healthcare and pharmaceutical clients. Our business model was built and continues to evolve around our clients. While our networks and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. Our fundamental business principle is that our clients’ specific marketing requirements are the central focus of how we structure our service offerings and allocate our resources. This client-

centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. We use our client-centric approach to grow our business by expanding our service offerings to existing clients, moving into new markets and obtaining new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that typically currently serve or could serve our existing clients.
Driven by our clients’ continuous demand for more effective and efficient marketing activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These service offerings include, among others, advertising, brand consulting, content marketing, corporate social responsibility consulting, crisis communications, custom publishing, data analytics, database management, digital/direct marketing, digital transformation, entertainment marketing, experiential marketing, field marketing, financial/corporate business-to-business advertising, graphic arts/digital imaging, healthcare marketing and communications, in-store design, interactive marketing, investor relations, marketing research, media planning and buying, merchandising and point of sale, mobile marketing, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, retail marketing, sales support, search engine marketing, shopper marketing, social media marketing and sports and event marketing.
We continually evaluate our portfolio of businesses to identify areas for investment and acquisition opportunities, as well as to identify non-strategic or underperforming businesses for disposition.
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the twelve months ended March 31, 2022, our largest client accounted for 3.3% of our revenue and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 51.8% of our revenue. Our clients operate in virtually every sector of the global economy with no one industry representing more than 16% of our revenue for the three months ended March 31, 2022. Although our revenue is generally balanced between the United States and international markets, and we have a large and diverse client base, we are not immune to general economic downturns.
Certain global events targeted by major marketers for advertising expenditures, such as the FIFA World Cup and the Olympics, and certain national events, such as the U.S. election process, may affect our revenue period-over-period in certain businesses. Typically, these events do not have a significant impact on our revenue in any period.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions, such as those arising from the war in Ukraine, the COVID-19 pandemic, severe and sustained inflation in countries that comprise our major markets and client supply chain issues, pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter.
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
Revenue for the quarter ended March 31, 2022 decreased $16.6 million, or 0.5%, compared to the prior year quarter. Organic growth increased revenue $408.0 million, or 11.9%. Changes in foreign exchange rates reduced revenue $85.0 million, or 2.5%, and acquisition revenue, net of disposition revenue, reduced revenue $339.6 million, or 9.9%. The reduction in acquisition revenue, net of disposition revenue, primarily due to dispositions in the Advertising & Media discipline in the second quarter of 2021. The change in revenue across our principal regional markets was: North America decreased $133.5 million, or 6.8%, Europe increased $51.0 million, or 5.4%, Asia-Pacific increased $29.7 million, or 7.4%, and Latin America increased $4.5 million, or 7.1%. In North America, the increase in organic revenue across all our disciplines, especially in our Advertising & Media and Precision Marketing disciplines, was offset by a reduction in acquisition revenue, net of disposition revenue, primarily due to dispositions in the Advertising & Media discipline. In Europe, organic revenue increased in substantially all countries and in all disciplines, especially our Advertising & Media discipline, which was led by our media business, and our Experiential discipline, as it continues to recover from the impact of the pandemic. The increase in organic revenue was partially offset by the strengthening of the U.S. Dollar against the British Pound and the Euro. In Latin America, revenue increased due to organic growth in most countries in the region, especially Brazil and Colombia, which was partially offset by negative performance in Mexico. The strengthening of the U.S. Dollar against most currencies in the region partially offset the increase in organic growth. In Asia-Pacific, revenue increased due to strong organic revenue growth in all our major markets in the region, particularly Australia, Greater China and India, and in all disciplines. The strengthening of the U.S. Dollar against substantially all currencies in the region partially offset the increase in organic revenue in the region. The change in revenue in the first quarter of 2022 compared to the first quarter of 2021 in our fundamental disciplines was: Advertising & Media decreased $234.3 million, Precision Marketing increased $66.6 million, Commerce & Brand Consulting increased $23.4 million, Experiential increased $54.1 million, Execution & Support increased $7.7 million, Public Relations increased $43.4 million and Healthcare increased $22.5 million.
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
Operating expenses for the quarter ended March 31, 2022 increased $95.8 million, or 3.2%, period-over-period. Operating expenses reflect pretax charges arising from the effects of the war in Ukraine of $113.4 million. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $53.2 million, or 2.1%, compared to the quarter ended March 31, 2021, reflecting an increase in salary and related service costs of $145.4 million, offset by a decrease in third-party service costs of $198.6 million. The increase in salary and related service costs primarily resulted from the increase in organic revenue, and an increase in headcount as well as an increase in travel and related costs, partially offset by the weakening of most foreign currencies, especially the British Pound and Euro, against the U.S. Dollar. Third-party service costs, which fluctuate with changes in revenue, decreased during the quarter primarily due to dispositions in the Advertising & Media discipline in the second quarter of 2021. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $8.6 million, or 2.9%, period-over-period, primarily due to an increase in office and other costs resulting from the return of our workforce to the office. For the quarter ended March 31, 2022 compared to the prior year period, operating profit decreased $112.4 million to $353.0 million, operating margin decreased to 10.4% from 13.6%, and EBITA margin decreased to 10.9% from 14.2%, primarily as a result of the charges arising from the effects of the war in Ukraine of $113.4 million, which reduced both operating margin and EBITA margin by 3.3%.
SG&A expenses primarily consist of third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs. SG&A expenses increased period-over-period primarily due to increased third-party marketing costs and professional fees.
Net interest expense in the first quarter of 2022 decreased $4.7 million period-over-period to $42.8 million. Interest expense on debt in the first quarter of 2022 decreased $0.9 million to $47.0 million, primarily as a result of the benefit from the early redemption in May 2021 of all the outstanding $1.25 billion principal amount of 3.625% Senior Notes due 2022, or 2022 Notes, which was partially offset by the issuance of $800 million 2.60% Senior Notes due 2031, or the 2031 Notes, in May 2021 and the issuance of £325 million 2.25% Senior Notes due 2033, or the Sterling Notes, in November 2021. Interest income in the first quarter of 2022 increased $1.9 million period-over-period to $8.2 million.
Our effective tax rate for the three months ended March 31, 2022 increased period-over-period to 37.2% from 26.8%. The higher effective tax rate for 2022 was predominantly the result of the non-deductibility of the $113.4 million charges arising from the effects of the war in Ukraine, as well as an additional net charge of $4.8 million in connection with these charges. These charges were partially offset by the tax benefit arising from our share-based compensation awards. We expect our tax rate for the remainder of the year to approximate 26.5%, similar to the rate for this quarter after adjusting for the charges arising for the effect of the war in Ukraine.
Net income - Omnicom Group Inc. in the first quarter of 2022 decreased $114.0 million to $173.8 million from $287.8 million in the first quarter of 2021. The period-over-period decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. for the first quarter of 2022 was $0.83, as compared to $1.33 in the first quarter of 2021. The period-over-period change was due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from the resumption of repurchases of our common stock during the quarter, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. The impact of the after-tax charges arising from the effects of the war in Ukraine reduced net income - Omnicom Group Inc. in the first quarter of 2021 by $118.2 million and diluted net income per share - Omnicom Group Inc. by $0.56 per share.

RESULTS OF OPERATIONS - First Quarter 2022 Compared to First Quarter 2021 (in millions):

	2022	2021
Revenue	$3,410.3	$3,426.9
Operating Expenses:
Salary and service costs	2,491.8	2,545.0
Occupancy and other costs	300.2	291.6
Charges arising from the effects of the war in Ukraine	113.4	—
Cost of services	2,905.4	2,836.6
Selling, general and administrative expenses	96.7	71.6
Depreciation and amortization	55.2	53.3
	3,057.3	2,961.5
Operating Profit	353.0	465.4
Operating Margin %	10.4%	13.6%
Interest Expense	51.0	53.8
Interest Income	8.2	6.3
Income Before Income Taxes and Loss From Equity Method Investments	310.2	417.9
Income Tax Expense	115.5	111.9
Loss From Equity Method Investments	(0.1)	—
Net Income	194.6	306.0
Net Income Attributed To Noncontrolling Interests	20.8	18.2
Net Income - Omnicom Group Inc.	$173.8	$287.8
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	2022	2021
Net Income - Omnicom Group Inc.	$173.8	$287.8
Net Income Attributed To Noncontrolling Interests	20.8	18.2
Net Income	194.6	306.0
Loss From Equity Method Investments	(0.1)	—
Income Tax Expense	115.5	111.9
Income Before Income Taxes and Loss From Equity Method Investments	310.2	417.9
Interest Expense	51.0	53.8
Interest Income	8.2	6.3
Operating Profit	353.0	465.4
Add back: Amortization of intangible assets	19.4	19.9
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$372.4	$485.3

Revenue	$3,410.3	$3,426.9
EBITA	$372.4	$485.3
EBITA Margin %	10.9%	14.2%

Revenue
Revenue for the quarter ended March 31, 2022 decreased $16.6 million, or 0.5%, compared to the prior year quarter. Organic growth increased revenue $408.0 million, or 11.9%. Changes in foreign exchange rates reduced revenue $85.0 million, or 2.5%, and acquisition revenue, net of disposition revenue, reduced revenue $339.6 million, or 9.9%. The reduction in acquisition revenue, net of disposition revenue, primarily due to dispositions in the Advertising & Media discipline in the second quarter of 2021. The change in revenue across our principal regional markets was: North America decreased $133.5 million, or 6.8%, Europe increased $51.0 million, or 5.4%, Asia-Pacific increased $29.7 million, or 7.4%, and Latin America increased $4.5 million, or 7.1%. In North America, the increase in organic revenue across all our disciplines, especially in our Advertising & Media and Precision Marketing disciplines, was offset by a reduction in acquisition revenue, net of disposition revenue, primarily due to dispositions in the Advertising & Media discipline. In Europe, organic revenue increased in substantially all countries and in all disciplines, especially our Advertising & Media discipline, which was led by our media business, and our Experiential discipline, as it continues to recover from the impact of the pandemic. The increase in organic revenue was partially offset by the strengthening of the U.S. Dollar against the British Pound and the Euro. In Latin America, revenue increased due to organic growth in most countries in the region, especially Brazil and Colombia, which was partially offset by negative performance in Mexico. The strengthening of the U.S. Dollar against most currencies in the region partially offset the increase in organic growth. In Asia-Pacific, revenue increased due to strong organic revenue growth in all our major markets in the region, particularly Australia, Greater China and India, and in all disciplines. The strengthening of the U.S. Dollar against substantially all currencies in the region partially offset the increase in organic revenue in the region. The change in revenue in the first quarter of 2022 compared to the first quarter of 2021 in our fundamental disciplines was: Advertising & Media decreased $234.3 million, Precision Marketing increased $66.6 million, Commerce & Brand Consulting increased $23.4 million, Experiential increased $54.1 million, Execution & Support increased $7.7 million, Public Relations increased $43.4 million and Healthcare increased $22.5 million.
The components of revenue change for the first quarter of 2022 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
March 31, 2021	$3,426.9		$1,868.1		$1,558.8
Components of revenue change:
Foreign exchange rate impact	(85.0)	(2.5)%	—	—%	(85.0)	(5.5)%
Acquisition revenue, net of disposition revenue	(339.6)	(9.9)%	(341.6)	(18.3)%	2.0	0.1%
Organic growth	408.0	11.9%	198.1	10.6%	209.9	13.5%
March 31, 2022	$3,410.3	(0.5)%	$1,724.6	(7.7)%	$1,685.7	8.1%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,495.3 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,410.3 million less $3,495.3 million for the Total column).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,426.9 million for the Total column).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at April 15, 2022 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue for the full year by approximately 2% to 2.5%. In addition, based on acquisition and disposition activity to date, including the disposition of our businesses in Russia (see Note 1 to the unaudited consolidated financial statements), we expect the effect of net acquisitions and dispositions to reduce revenue for the second quarter of 2022 and for the full year by approximately 6.5% and 4.5%, respectively.

Revenue and organic growth in our geographic markets were (in millions):

	Three Months Ended March 31,
	2022	2021	$ Change	% Organic Growth
Americas:
North America	$1,839.0	$1,972.5	$(133.5)	10.6%
Latin America	67.7	63.2	4.5	9.3%
EMEA:
Europe	992.0	941.0	51.0	12.5%
Middle East and Africa	81.9	50.2	31.7	63.8%
Asia-Pacific	429.7	400.0	29.7	11.1%
	$3,410.3	$3,426.9	$(16.6)	11.9%
Revenue in Europe, which includes our primary markets of the United Kingdom, or the U.K., and the Euro Zone, increased $51.0 million for the first quarter of 2022. Revenue in the U.K., representing 11.4% of consolidated revenue, increased $32.2 million. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 17.7% of consolidated revenue, increased $18.8 million. The increase in revenue in Europe is due to strong organic growth in all disciplines and substantially all countries, partially offset by the strengthening of the U.S. Dollar against the British Pound and the Euro.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. For both the twelve months ended March 31, 2022 and 2021, our largest client represented 3.3% of revenue. Our ten largest and 100 largest clients represented 21.1% and 51.8% of revenue for the twelve months ended March 31, 2022, respectively, and 21.5% and 54.2% of revenue for the twelve months ended March 31, 2021, respectively.
To monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: Advertising & Media, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations and Healthcare.
Revenue and organic growth by discipline were (in millions):

	Three Months Ended March 31,
	2022		2021		2022 vs. 2021
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising & Media	$1,769.4	51.9%	$2,003.7	58.5%	$(234.3)	9.1%
Precision Marketing	336.1	9.8%	269.5	7.8%	66.6	20.3%
Commerce & Brand Consulting	237.9	7.0%	214.5	6.2%	23.4	13.8%
Experiential	142.5	4.2%	88.4	2.6%	54.1	68.0%
Execution & Support	254.3	7.4%	246.6	7.2%	7.7	6.3%
Public Relations	360.9	10.6%	317.5	9.3%	43.4	14.0%
Healthcare	309.2	9.1%	286.7	8.4%	22.5	7.7%
	$3,410.3		$3,426.9		$(16.6)	11.9%

We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Three Months Ended March 31,
	2022	2021
Pharmaceuticals and Healthcare	15%	15%
Food and Beverage	14%	14%
Technology	11%	9%
Auto	10%	10%
Consumer Products	8%	8%
Financial Services	7%	7%
Travel and Entertainment	6%	10%
Retail	7%	7%
Telecommunications	5%	5%
Government	3%	3%
Services	2%	2%
Oil, Gas and Utilities	2%	1%
Not-for-Profit	1%	1%
Education	1%	1%
Other	8%	7%
	100%	100%
Operating Expenses
Operating expenses were (in millions):

	Three Months Ended March 31,
	2022		2021		2022 vs. 2021
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,410.3		$3,426.9		$(16.6)	(0.5)%
Operating Expenses:
Salary and service costs:
Salary and related service costs	1,794.6	52.6%	1,649.2	48.1%	145.4	8.8%
Third-party service costs	697.2	20.4%	895.8	26.1%	(198.6)	(22.2)%
	2,491.8	73.1%	2,545.0	74.3%	(53.2)	(2.1)%
Occupancy and other costs	300.2	8.8%	291.6	8.5%	8.6	2.9%
Charges arising from the effects of the war in Ukraine	113.4	3.3%	—	—%	113.4	—%
Cost of services	2,905.4		2,836.6		68.8	2.4%
Selling, general and administrative expenses	96.7	2.8%	71.6	2.1%	25.1	35.1%
Depreciation and amortization	55.2	1.6%	53.3	1.6%	1.9	3.6%
	3,057.3	89.6%	2,961.5	86.4%	95.8	3.2%
Operating Profit	$353.0	10.4%	$465.4	13.6%	$(112.4)	(24.2)%
Operating expenses for the quarter ended March 31, 2022 increased $95.8 million, or 3.2%, period-over-period. Operating expenses reflect pretax charges arising from the effects of the war in Ukraine of $113.4 million. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $53.2 million, or 2.1%, compared to the quarter ended March 31, 2021, reflecting an increase in salary and related service costs of $145.4 million, offset by a decrease in third-party service costs of $198.6 million. The increase in salary and related service costs primarily resulted from the increase in organic revenue, and an increase in headcount as well as an increase in travel and related costs, partially offset by the weakening of most foreign currencies, especially the British Pound and Euro, against the U.S. Dollar. Third-party service costs, which fluctuate with changes in revenue, decreased during the quarter primarily due to dispositions in the Advertising & Media discipline in the second quarter of 2021. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $8.6 million, or 2.9%, period-over-period, primarily due to an increase in office and other costs resulting from the return of our workforce to the office. For the quarter ended March 31, 2022 compared to the prior year period, operating profit decreased $112.4 million to $353.0 million, operating margin decreased to 10.4% from 13.6%, and EBITA margin decreased to 10.9% from 14.2%, primarily as a result of the charges arising from the effects of the war in Ukraine of $113.4 million, which reduced both operating margin and EBITA margin by 3.3%.

Net Interest Expense
Net interest expense in the first quarter of 2022 decreased $4.7 million period-over-period to $42.8 million. Interest expense on debt in the first quarter of 2022 decreased $0.9 million to $47.0 million primarily as a result of the benefit from the early redemption in May 2021 of all the outstanding 2022 Notes, which was partially offset by the issuance of the 2031 Notes in May 2021 and the issuance of the Sterling Notes in November 2021. Interest income in the first quarter of 2022 increased $1.9 million period-over-period to $8.2 million.
Income Taxes
Our effective tax rate for the three months ended March 31, 2022 increased period-over-period to 37.2% from 26.8%. The higher effective tax rate for 2022 was predominantly the result of the non-deductibility of the $113.4 million charges arising from the effects of the war in Ukraine, as well as an additional net charge of $4.8 million in connection with these charges. These charges were partially offset by the tax benefit arising from our share-based compensation awards. We expect our tax rate for the remainder of the year to approximate 26.5%, similar to the rate for the this quarter after adjusting for the charges arising for the effect of the war in Ukraine.
Net Income and Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the first quarter of 2022 decreased $114.0 million to $173.8 million from $287.8 million in the first quarter of 2021. The period-over-period decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. for the first quarter of 2022 was $0.83, as compared to $1.33 in the first quarter of 2021. The period-over-period change was due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from the resumption of repurchases of our common stock during the quarter, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. The impact of the after-tax charges arising from the effects of the war in Ukraine reduced net income - Omnicom Group Inc. in the first quarter of 2021 by $118.2 million and diluted net income per share - Omnicom Group Inc. by $0.56 per share.
CRITICAL ACCOUNTING POLICIES
For a more complete understanding of our accounting policies, the unaudited consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 10-K.
NEW ACCOUNTING STANDARDS
Note 14 to the unaudited consolidated financial statements provides information regarding new accounting standards.
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Our primary short-term liquidity sources are our operating cash flow and cash and cash equivalents. Additional liquidity sources include our $2.5 billion multi-currency revolving credit facility, or Credit Facility, maturing on February 14, 2025, uncommitted credit lines aggregating $807.5 million, the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program and access to the capital markets. Our liquidity funds our non-discretionary cash requirements and our discretionary spending.
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
Cash and cash equivalents decreased $1,391.3 million from December 31, 2021. During the first three months of 2022, we used $544.5 million of cash in operating activities, which included the use for operating capital of $884.2 million, primarily related to our typical working capital requirement during the period. Our discretionary spending for the first three months of 2022 was $822.3 million as compared to $172.5 million for the first three months of 2021. Discretionary spending for the first three months of 2022 is comprised of capital expenditures of $23.2 million, dividends paid to common shareholders of $147.4 million, dividends paid to shareholders of noncontrolling interests of $14.0 million, repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $286.8 million, and net acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests of $258.9 million. In addition, we purchased short-term investments of $92.7 million, which reduced our cash and cash equivalents but had no impact on our liquidity. The impact of foreign exchange rate changes reduced cash and cash equivalents by $8.7 million.

Based on past performance and current expectations, we believe that our operating cash flow will be sufficient to meet our non-discretionary cash requirements for the next twelve months and that the availability of our Credit Facility will be sufficient to meet our long-term liquidity requirements.
Cash Management
Our regional treasury centers in North America, Europe and Asia manage our cash and liquidity. Each day, operations with excess funds invest those funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. Treasury centers with excess cash invest on a short-term basis with third parties, generally with maturities ranging from overnight to less than 90 days. During the quarter, we purchased $92.7 million of short-term investments that mature at various times during the year. Certain treasury centers have notional pooling arrangements that are used to manage their cash and set-off foreign exchange imbalances. The arrangements require each treasury center to have its own notional pool account and to maintain a notional positive account balance. Additionally, under the terms of the arrangement, set-off of foreign exchange positions are limited to the long and short positions within their own account. To the extent that our treasury centers require liquidity, they have the ability to issue up to a total of $2 billion of U.S. Dollar-denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, or borrow under the Credit Facility or the uncommitted credit lines. This process enables us to manage our debt more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate imbalances. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines. We have a policy governing counterparty credit risk with financial institutions that hold our cash and cash equivalents and we have deposit limits for each institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of institutions that are party to the Credit Facility. These institutions generally have credit ratings equal to or better than our credit ratings. In countries where we do not conduct treasury operations, all cash and cash equivalents are held by counterparties that meet specific minimum credit standards.
At March 31, 2022, our foreign subsidiaries held approximately $1.8 billion of our total cash and cash equivalents of $3.9 billion. Most of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
At March 31, 2022, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments increased $1,262.1 million to $1,640.6 million from December 31, 2021. The increase in net debt primarily resulted from the use of cash of $884.2 million for operating capital principally related to our typical working capital requirements during the period, acquisition payments of $246.6 million and repurchases of our common stock of $300.3 million.
The components of net debt were (in millions):

	March 31, 2022	December 31, 2021	March 31, 2021
Short-term debt	$12.4	$9.6	$5.9
Long-term debt	5,646.4	5,685.7	5,754.4
Total debt	5,658.8	5,695.3	5,760.3
Less: Cash and cash equivalents	3,925.5	5,316.8	4,897.3
Less: Short-term investments	92.7	—	—
Net debt	$1,640.6	$378.5	$863.0
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
Debt Instruments and Related Covenants
Our 2.45% Senior Notes due 2030, 4.20% Senior Notes due 2030 and 2.60% Senior Notes due 2031 are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under our 3.65% Senior Notes due 2024 and 3.60% Senior Notes due 2026. These notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans or advances. Such notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
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
Omnicom has fully and unconditionally guaranteed the obligations of Omnicom Capital Holdings plc, or OCH, a U.K.-based wholly owned subsidiary of Omnicom, with respect to the £325 million 2.25% Senior Notes due 2033, or the Sterling Notes. OCH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, which provide funding for various operating companies in EMEA, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OCH to obtain funds from their subsidiaries through dividends, loans or advances. The Sterling Notes and the related guarantee are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OCH and Omnicom, respectively.
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.0 times for the most recently ended 12-month period. At March 31, 2022, we were in compliance with this covenant as our Leverage Ratio was 2.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Borrowings under the Credit Facility may use LIBOR as the benchmark interest rate. The LIBOR benchmark rate is expected to be phased out by June 2023. We do not expect that the discontinuation of the LIBOR rate will have a material impact on our liquidity or results of operations.
At March 31, 2022, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. The long-term debt indentures and the Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
Credit Markets and Availability of Credit
In light of the uncertainty of future economic conditions, we will continue to take actions available to us to respond to changing economic conditions, and we will continue to manage our discretionary expenditures. We will continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to the availability of our Credit Facility, are sufficient to fund our near-term working capital needs and our discretionary spending. Note 5 to the unaudited consolidated financial statements provides information regarding our Credit Facility.
We have typically funded our day-to-day liquidity by issuing commercial paper. Beginning in the third quarter of 2020 and continuing through the first quarter of 2022, we substantially reduced our commercial paper issuances as compared to prior years primarily as a result of our cash management during the recovery from the pandemic. Additional liquidity sources include our Credit Facility and the uncommitted credit lines. We did not issue commercial paper in each of the three months ended March 31, 2022 and 2021.
We expect to resume issuing commercial paper to fund our day-to-day liquidity when needed. However, disruptions in the credit markets may lead to periods of illiquidity in the commercial paper market and higher credit spreads. To mitigate any disruption in the credit markets and to fund our liquidity, we may borrow under the Credit Facility or the uncommitted credit lines or access the capital markets if favorable conditions exist. We will continue to monitor closely our liquidity and conditions in the credit markets. We cannot predict with any certainty the impact on us of any disruptions in the credit markets. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements. Such additional financing may not be available on favorable terms, or at all.
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 3.3% of revenue for both the twelve months ended March 31, 2022. However, during periods of economic downturn, the credit profiles of our clients could change.
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
Our 2021 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2021 10-K.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2022, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of March 31, 2022. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our 2021 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2021, dated February 9, 2022.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
Item 1A. Risk Factors
Except as described below, there have been no material changes to the risk factors disclosed in Item 1A in our 2021 10-K.
The war in Ukraine has negatively impacted our business, results of operations and financial position, and could adversely impact our business, results of operations and financial position in the future.
During the first quarter of 2022, the war in Ukraine required us to suspend our business operations in Ukraine. The war resulted in the imposition of sanctions by the United States, the United Kingdom and the European Union that affect the cross-border operations of businesses operating in Russia. In addition, Russian regulators imposed currency restrictions and regulations that created uncertainty regarding our ability to recover our investment in our operations in Russia, as well as our ability to exercise control over the operations. Also, many multinational companies, including many of our large clients, ceased or suspended their operations in Russia. Therefore, the ability to continue operations in Russia without additional funding, which we will not provide, is uncertain. As a result, we have sold, or committed to dispose of, all of our businesses in Russia.
The war in Ukraine is ongoing and its duration is uncertain. We cannot predict the outcome of the war in Ukraine or its impact on the broader region, as the conflict and related government actions are evolving and are beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions, which may include increased energy costs and further supply chain disruptions, could be significant and could adversely impact our business, results of operations and financial position in the future. Our clients’ businesses, results or operations and financial positions could also be adversely impacted by the war in Ukraine, which could impact client spending.
A period of sustained inflation across all the major markets in which we operate could result in higher operating costs.
Our principal operating expenses are salary and service costs and occupancy and related expenses. Inflationary pressures typically result in increases to our operating expenses. While we would take actions, wherever possible, to reduce the impact of the effects of inflation; in cases of sustained inflation across several of our major markets it becomes increasingly difficult to effectively control the increase to our costs. In addition, the effects of inflation on consumers budgets could result in the reduction of our clients’ spending plans on the marketing and communication services we provide them. If we are unable to increase our fees or take other actions to mitigate the effect of the resulting higher costs, our profitability and financial position could be negatively impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended March 31, 2022 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2022	371,754	$73.87	—	—
February 1 - February 28, 2022	948,732	84.48	—	—
March 1 - March 31, 2022	2,370,666	81.28	—	—
	3,691,152	$81.36	—	—
During the three months ended March 31, 2022, we purchased 3,586,873 shares of our common stock in the open market for general corporate purposes, and we withheld 104,279 shares from employees to satisfy estimated statutory income tax obligations related to the vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise and vesting dates.

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

OMNICOM GROUP INC.
Date:	April 20, 2022	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)