Form 10-Q
period 2022-06-30
OMNICOM GROUP INC.
filed 2022-07-20
CIK 29989

___________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
_________________________
As of July 12, 2022, there were 204,842,762 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022
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
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,205.1	$5,316.8
Short-term investments	119.9	—
Accounts receivable, net of allowance for doubtful accounts of $18.4 and $21.7	7,043.7	8,472.5
Work in process	1,235.9	1,201.0
Other current assets	891.8	919.2
Total Current Assets	12,496.4	15,909.5
Property and Equipment at cost, less accumulated depreciation of $1,164.5 and $1,165.7	909.6	992.1
Operating Lease Right-Of-Use Assets	1,183.0	1,202.9
Equity Method Investments	69.6	76.3
Goodwill	9,701.8	9,738.6
Intangible Assets, net of accumulated amortization of $815.6 and $856.5	331.5	298.0
Other Assets	213.6	204.4
TOTAL ASSETS	$24,905.5	$28,421.8

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9,553.4	$11,897.2
Customer advances	1,372.8	1,644.5
Short-term debt	12.3	9.6
Taxes payable	160.6	263.3
Other current liabilities	2,114.6	2,411.6
Total Current Liabilities	13,213.7	16,226.2
Long-Term Liabilities	933.2	961.5
Long-Term Liability - Operating Leases	938.4	952.1
Long-Term Debt	5,548.5	5,685.7
Deferred Tax Liabilities	507.8	477.3
Commitments and Contingent Liabilities (Note 11)
Temporary Equity - Redeemable Noncontrolling Interests	408.1	345.3
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	567.0	622.0
Retained earnings	9,230.7	8,998.8
Accumulated other comprehensive income (loss)	(1,488.7)	(1,252.3)
Treasury stock, at cost	(5,520.4)	(5,142.9)
Total Shareholders’ Equity	2,833.2	3,270.2
Noncontrolling interests	522.6	503.5
Total Equity	3,355.8	3,773.7
TOTAL LIABILITIES AND EQUITY	$24,905.5	$28,421.8

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$3,567.2	$3,571.6	$6,977.5	$6,998.6
Operating Expenses:
Salary and service costs	2,566.0	2,603.1	5,057.8	5,148.1
Occupancy and other costs	293.0	293.9	593.2	585.5
Charges arising from the effects of the war in Ukraine	—	—	113.4	—
Gain on disposition of subsidiary	—	(50.5)	—	(50.5)
Cost of services	2,859.0	2,846.5	5,764.4	5,683.1
Selling, general and administrative expenses	110.9	103.2	207.6	174.9
Depreciation and amortization	55.7	53.5	110.9	106.8
	3,025.6	3,003.2	6,082.9	5,964.8
Operating Profit	541.6	568.4	894.6	1,033.8
Interest Expense	51.2	80.3	102.2	134.1
Interest Income	11.1	6.8	19.3	13.1
Income Before Income Taxes and Income (Loss) From Equity Method Investments	501.5	494.9	811.7	912.8
Income Tax Expense	133.1	123.2	248.6	235.2
Income (Loss) From Equity Method Investments	1.6	(0.1)	1.5	(0.1)
Net Income	370.0	371.6	564.6	677.5
Net Income Attributed To Noncontrolling Interests	21.6	23.4	42.4	41.5
Net Income - Omnicom Group Inc.	$348.4	$348.2	$522.2	$636.0
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.70	$1.62	$2.53	$2.95
Diluted	$1.68	$1.60	$2.51	$2.93

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income	$370.0	$371.6	$564.6	$677.5
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	1.4	1.4	2.8	2.8
Income tax effect	(0.4)	(0.4)	(0.8)	(0.8)
	1.0	1.0	2.0	2.0
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost	1.1	1.3	2.1	2.5
Amortization of actuarial losses	1.4	3.2	3.0	6.5
Income tax effect	(1.1)	(1.6)	(2.4)	(3.4)
	1.4	2.9	2.7	5.6
Foreign currency translation adjustment	(287.2)	58.1	(259.1)	11.2

Other Comprehensive Income (Loss)	(284.8)	62.0	(254.4)	18.8

Comprehensive Income	85.2	433.6	310.2	696.3
Comprehensive Income Attributed To Noncontrolling Interests	2.9	26.7	24.4	34.0
Comprehensive Income - Omnicom Group Inc.	$82.3	$406.9	$285.8	$662.3

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common Stock, shares issued	297.2	297.2	297.2	297.2
Common Stock, par value	$44.6	$44.6	$44.6	$44.6
Additional Paid-in Capital:
Beginning Balance	584.5	769.7	622.0	747.8
Net change in noncontrolling interests	(4.7)	24.9	(10.3)	25.9
Change in temporary equity	(16.0)	(64.2)	(73.8)	(67.0)
Share-based compensation	20.1	18.3	40.1	39.1
Stock issued, share-based compensation	(16.9)	(13.3)	(11.0)	(10.4)
Ending Balance	567.0	735.4	567.0	735.4
Retained Earnings:
Beginning Balance	9,027.3	8,327.5	8,998.8	8,190.6
Net income	348.4	348.2	522.2	636.0
Common stock dividends declared	(145.0)	(152.0)	(290.3)	(302.9)
Ending Balance	9,230.7	8,523.7	9,230.7	8,523.7
Accumulated Other Comprehensive Income (Loss):
Beginning Balance	(1,222.6)	(1,246.2)	(1,252.3)	(1,213.8)
Other comprehensive income (loss)	(266.1)	58.7	(236.4)	26.3
Ending Balance	(1,488.7)	(1,187.5)	(1,488.7)	(1,187.5)
Treasury Stock:
Beginning Balance	(5,434.1)	(4,684.4)	(5,142.9)	(4,684.8)
Stock issued, share-based compensation	20.9	18.4	30.0	19.5
Common stock repurchased	(107.2)	(101.4)	(407.5)	(102.1)
Ending Balance	(5,520.4)	(4,767.4)	(5,520.4)	(4,767.4)
Shareholders’ Equity	2,833.2	3,348.8	2,833.2	3,348.8
Noncontrolling Interests:
Beginning Balance	548.9	480.5	503.5	492.5
Net income	21.6	23.4	42.4	41.5
Other comprehensive income (loss)	(18.7)	3.3	(18.0)	(7.5)
Dividends to noncontrolling interests	(23.7)	(25.0)	(37.7)	(38.6)
Net change in noncontrolling interests	(5.5)	(31.4)	(15.4)	(37.1)
Increase in noncontrolling interests from business combinations	—	37.3	47.8	37.3
Ending Balance	522.6	488.1	522.6	488.1

Total Equity	$3,355.8	$3,836.9	$3,355.8	$3,836.9

Dividends Declared Per Common Share	$0.70	$0.70	$1.40	$1.40

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$564.6	$677.5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	70.7	65.7
Amortization of intangible assets	40.2	41.1
Amortization of net deferred gain on interest rate swaps	2.7	(11.5)
Share-based compensation	40.1	39.1
Non-cash charges related to the effects of the war in Ukraine	65.8	—
Gain on disposition of subsidiary	—	(50.5)
Other, net	(16.4)	34.1
Use of operating capital	(1,507.6)	(1,091.2)
Net Cash Used In Operating Activities	(739.9)	(295.7)
Cash Flows from Investing Activities:
Capital expenditures	(42.5)	(22.9)
Acquisition of businesses and interests in affiliates, net of cash acquired	(263.8)	(25.9)
Other, net	(86.5)	116.9
Net Cash (Used In) Provided By Investing Activities	(392.8)	68.1
Cash Flows from Financing Activities:
Proceeds from borrowings	—	791.7
Repayment of debt	—	(1,250.0)
Change in short-term debt	3.2	5.7
Dividends paid to common shareholders	(293.6)	(292.4)
Repurchases of common stock	(407.5)	(102.0)
Proceeds from stock plans	15.0	7.3
Acquisition of additional noncontrolling interests	(15.5)	(5.9)
Dividends paid to noncontrolling interest shareholders	(37.7)	(38.6)
Payment of contingent purchase price obligations	(9.6)	(6.9)
Other, net	(36.1)	(70.1)
Net Cash Used In Financing Activities	(781.8)	(961.2)
Effect of foreign exchange rate changes on cash and cash equivalents	(197.2)	(23.6)

Net Decrease in Cash and Cash Equivalents	(2,111.7)	(1,212.4)
Cash and Cash Equivalents at the Beginning of Period	5,316.8	5,600.5
Cash and Cash Equivalents at the End of Period	$3,205.1	$4,388.1

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
Risks and Uncertainties
Global economic challenges, including the impact of the war in Ukraine, the COVID-19 pandemic, rising inflation, and supply chain disruptions could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and discipline. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
Impact of the War in Ukraine
Historically, we conducted operations in Russia and Ukraine through local agencies in which we held a majority stake. During the first quarter of 2022, the war in Ukraine required us to suspend our business operations in Ukraine. The war resulted in the imposition of sanctions by the United States, the United Kingdom, and the European Union, that affected the cross-border operations of businesses operating in Russia. In addition, Russian regulators imposed currency restrictions and regulations. All of these actions created uncertainty regarding our ability to recover our investment in our operations in Russia, as well as our ability to exercise control over the operations. Therefore, the ability to continue operations in Russia was uncertain. As a result, we sold, or committed to dispose of, all of our businesses in Russia. Accordingly, in the first quarter of 2022, we recorded pretax charges of $113.4 million, which primarily consisted of the net investment in our Russian businesses, and included charges related to the suspension of operations in Ukraine.
Impact of the COVID-19 Pandemic - Update
Beginning in March 2020 and continuing through the first quarter of 2021, our business experienced the effects from reductions in client spending due to the economic impact related to the COVID-19 pandemic. While mixed by business and geography, the spending reductions impacted all our businesses and markets. Globally, the most impacted businesses were our Experiential discipline, especially in our event marketing businesses, and our Execution & Support discipline, primarily in field marketing. Most of our markets began to improve in April 2021, and the improvement continued through the first six months of 2022.
2. Revenue
Nature of our services
We provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. Our networks and agencies provide a comprehensive range of services in the following fundamental disciplines: Advertising & Media, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations and Healthcare. Advertising & Media includes creative services across digital and traditional media, strategic media planning and buying, and data analytics services. Precision Marketing includes digital and direct marketing, digital transformation and data and analytics. Commerce & Brand Consulting services include brand consulting, strategy and research, retail and ecommerce. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising and point-of-sale, as well as other specialized marketing and custom communications services. Public Relations services include corporate communications, crisis management, public affairs, and media and media relations services. Healthcare includes advertising and media services to global healthcare and pharmaceutical clients. At the core of all our services is the ability to create or develop a client’s marketing or corporate communications message into content that can be delivered to a target audience across different communications mediums.

Revenue by discipline was (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Advertising & Media	$1,831.0	$2,014.5	$3,600.4	$4,018.2
Precision Marketing	362.0	293.6	698.1	563.0
Commerce & Brand Consulting	234.6	221.5	472.5	436.1
Experiential	154.6	124.0	297.1	212.4
Execution & Support	250.5	250.9	504.8	497.5
Public Relations	392.2	345.9	753.1	663.4
Healthcare	342.3	321.2	651.5	608.0
	$3,567.2	$3,571.6	$6,977.5	$6,998.6
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.
Revenue in our principal geographic markets was (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Americas:
North America	$1,969.5	$1,957.4	$3,808.5	$3,929.9
Latin America	79.9	70.4	147.6	133.7
EMEA:
Europe	1,024.9	1,044.1	2,016.9	1,985.1
Middle East and Africa	64.9	52.3	146.8	102.5
Asia-Pacific	428.0	447.4	857.7	847.4
	$3,567.2	$3,571.6	$6,977.5	$6,998.6
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended June 30, 2022 and 2021 was $1,842.8 million and $1,840.7 million, respectively, and revenue in the United States for the six months ended June 30, 2022 and 2021 was $3,567.4 million and $3,708.9 million, respectively.
Contract assets and liabilities
Work in process includes contract assets, unbilled fees and costs, and media and production costs. Contract liabilities primarily consist of customer advances. Work in process and contract liabilities were (in millions):

	June 30, 2022	December 31, 2021	June 30, 2021
Work in process:
Contract assets and unbilled fees and costs	$647.4	$469.9	$577.5
Media and production costs	588.5	731.1	540.1
	$1,235.9	$1,201.0	$1,117.6
Contract liabilities:
Customer advances	$1,372.8	$1,644.5	$1,287.2
Work in process represents accrued costs incurred on behalf of customers, including media and production costs, and fees and other third-party costs that have not yet been billed. Media and production costs are billed during the production process in accordance with the terms of the client contract. Contract assets primarily include incentive fees, which are not material and will be billed to clients in accordance with the terms of the client contract. Substantially all unbilled fees and costs will be billed within the next 30 days. Contract liabilities primarily represent advance billings to customers in accordance with the terms of the client contracts, principally for the reimbursement of third-party costs that are generally incurred in the near term. There were no impairment losses to the contract assets recorded in the three or six months ended June 30, 2022 and 2021.

3. Net Income per Share
The computations of basic and diluted net income per share were (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income - Omnicom Group Inc.	$348.4	$348.2	$522.2	$636.0
Weighted Average Shares:
Basic	205.3	215.4	206.8	215.5
Dilutive stock options and restricted shares	1.6	1.7	1.5	1.5
Diluted	206.9	217.1	208.3	217.0

Anti-dilutive stock options and restricted shares	4.4	0.7	4.4	0.7
Net Income per Share - Omnicom Group Inc.:
Basic	$1.70	$1.62	$2.53	$2.95
Diluted	$1.68	$1.60	$2.51	$2.93
4. Goodwill and Intangible Assets
Goodwill and intangible assets were (in millions):

	June 30, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$10,199.0	$(497.2)	$9,701.8	$10,259.6	$(521.0)	$9,738.6
Intangible assets:
Purchased and internally developed software	$370.0	$(311.7)	$58.3	$382.2	$(318.7)	$63.5
Customer related and other	777.1	(503.9)	273.2	772.3	(537.8)	234.5
	$1,147.1	$(815.6)	$331.5	$1,154.5	$(856.5)	$298.0
Changes in goodwill were (in millions):

	Six Months Ended June 30,
	2022	2021
January 1	$9,738.6	$9,609.7
Acquisitions	201.1	17.8
Noncontrolling interests in acquired businesses	47.9	37.3
Contingent purchase price obligations of acquired businesses	—	88.0
Dispositions	(19.6)	(21.6)
Foreign currency translation	(266.2)	(8.0)
June 30	$9,701.8	$9,723.2
We completed our annual goodwill impairment test as of June 30, 2022. The market assumptions used in our assessment reflected the current economic environment (see Note 1- Risks and Uncertainties). Based on the results of our impairment test, we concluded that at June 30, 2022 our goodwill was not impaired.
5. Debt
Credit Facilities
We have a $2.5 billion multi-currency revolving credit facility, or Credit Facility, that matures on February 14, 2025. In addition, we have uncommitted credit lines aggregating $780.9 million and the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program. These facilities provide additional liquidity sources for operating capital and general corporate purposes. During the six months ended June 30, 2022, there were no borrowings under the Credit Facility, and there were no commercial paper issuances.
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At June 30, 2022, we were in compliance with this covenant as our Leverage Ratio was 2.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.

Short-Term Debt
At June 30, 2022 and December 31, 2021, short-term debt of $12.3 million and $9.6 million, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.
Long-Term Debt
Long-term debt was (in millions):

	June 30, 2022	December 31, 2021
3.65% Senior Notes due 2024	$750.0	$750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
€500 million 0.80% Senior Notes due 2027	520.8	568.6
2.45% Senior Notes due 2030	600.0	600.0
4.20% Senior Notes due 2030	600.0	600.0
€500 million 1.40% Senior Notes due 2031	520.8	568.6
2.60% Senior Notes due 2031	800.0	800.0
£325 million 2.25% Senior Notes due 2033	394.0	439.8
	5,585.6	5,727.0
Unamortized discount	(9.7)	(10.8)
Unamortized debt issuance costs	(28.4)	(31.8)
Unamortized deferred gain from settlement of interest rate swaps	1.0	1.3
	$5,548.5	$5,685.7
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
Revenue and long-lived assets and goodwill by geographic region were (in millions):

	Americas	EMEA	Asia-Pacific
June 30, 2022
Revenue - Three months ended	$2,049.4	$1,089.8	$428.0
Revenue - Six months ended	3,956.1	2,163.7	857.7
Long-lived assets and goodwill	7,850.0	3,282.6	661.8
June 30, 2021
Revenue - Three months ended	$2,027.8	$1,096.4	$447.4
Revenue - Six months ended	4,063.6	2,087.6	847.4
Long-lived assets and goodwill	7,689.5	3,091.1	634.5
7. Income Taxes
Our effective tax rate for the six months ended June 30, 2022 increased period-over-period to 30.6% from 25.8%. The higher effective tax rate for 2022 was predominantly the result of the non-deductibility of the $113.4 million charges recorded in the first quarter of 2022, arising from the effects of the war in Ukraine, as well as an additional net charge of $4.8 million in connection with these charges. These charges were partially offset by the tax benefit arising from our share-based compensation awards. The effective tax rate for the six months ended June 30, 2021 reflects a nominal tax applied to the book gain on the disposition of subsidiary resulting from the excess of tax over book basis.
At June 30, 2022, our unrecognized tax benefits were $162.7 million. Of this amount, approximately $157.3 million would affect our effective tax rate upon resolution of the uncertain tax positions.
8. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit expense were (in millions):

	Six Months Ended June 30,
	2022	2021
Service cost	$0.8	$2.7
Interest cost	1.7	1.5
Expected return on plan assets	(0.3)	(0.5)
Amortization of prior service cost	0.2	0.4
Amortization of actuarial losses	1.7	4.6
	$4.1	$8.7
We contributed $0.3 million to our defined benefit pension plans in each of the six months ended June 30, 2022 and 2021.

Postemployment Arrangements
The components of net periodic benefit expense were (in millions):

	Six Months Ended June 30,
	2022	2021
Service cost	$2.2	$2.4
Interest cost	1.3	1.1
Amortization of prior service cost	1.9	2.1
Amortization of actuarial losses	1.3	1.9
	$6.7	$7.5
9. Charges Arising from the Effects of the War in Ukraine
As discussed in Note 1, in the first quarter of 2022, we recorded pretax charges arising from the effects of the war in Ukraine of $113.4 million, which included cash charges of $47.6 million, primarily consisting of the loss on the disposition of the net investment in our Russian businesses, as well as impairment and other charges related to the suspension of operations in Ukraine.
10. Supplemental Cash Flow Data
The change in operating capital was (in millions):

	Six Months Ended June 30,
	2022	2021
(Increase) decrease in accounts receivable	$950.5	$382.6
(Increase) decrease in work in process and other current assets	(153.9)	(159.4)
Increase (decrease) in accounts payable	(1,856.3)	(1,150.7)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(455.0)	(315.0)
Change in other assets and liabilities, net	7.1	151.3
Increase (decrease) in operating capital	$(1,507.6)	$(1,091.2)

Income taxes paid	$272.6	$273.9
Interest paid	$76.8	$135.2
Interest paid for the six months ended June 30, 2021 includes a $37.7 million cash payment on the early redemption in May 2021 of all the outstanding $1.25 billion principal amount of 3.625% Senior Notes due 2022.
Non-cash increase in lease liabilities (in millions):

	Six Months Ended June 30,
	2022	2021
Operating leases	$151.8	$72.7
Finance leases	$35.7	$24.9
11. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes were (in millions):

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Six Months Ended June 30, 2022
January 1	$(16.1)	$(90.4)	$(1,145.8)	$(1,252.3)
Other comprehensive income (loss) before reclassifications	—	—	(241.1)	(241.1)
Reclassification from accumulated other comprehensive income (loss)	2.0	2.7	—	4.7
June 30	$(14.1)	$(87.7)	$(1,386.9)	$(1,488.7)

	Six Months Ended June 30, 2021
January 1	$(20.1)	$(123.2)	$(1,070.5)	$(1,213.8)
Other comprehensive income (loss) before reclassifications	—	—	18.7	18.7
Reclassification from accumulated other comprehensive income (loss)	2.0	5.6	—	7.6
June 30	$(18.1)	$(117.6)	$(1,051.8)	$(1,187.5)
13. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis were (in millions):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$3,205.1			$3,205.1
Short-term investments		$119.9		119.9
Marketable equity investments	0.9			0.9
Liabilities:
Foreign currency derivatives		$0.4		$0.4
Contingent purchase price obligations			$154.5	154.5

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$5,316.8			$5,316.8
Marketable equity investments	1.1			1.1
Foreign currency derivative instruments		$0.3		0.3
Liabilities:
Foreign currency derivatives		$0.1		$0.1
Contingent purchase price obligations			$167.1	167.1
Changes in contingent purchase price obligations were (in millions):

	Six Months Ended June 30,
	2022	2021
January 1	$167.1	$71.9
Acquisitions	0.8	92.2
Revaluation and interest	0.8	0.9
Payments	(9.9)	(5.4)
Foreign currency translation	(4.3)	(0.1)
June 30	$154.5	$159.5

The carrying amount and fair value of our financial assets and liabilities were (in millions):

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$3,205.1	$3,205.1	$5,316.8	$5,316.8
Short-term investments	119.9	119.9	—	—
Marketable equity securities	0.9	0.9	1.1	1.1
Non-marketable equity securities	5.6	5.6	6.5	6.5
Foreign currency derivatives	—	—	0.3	0.3
Liabilities:
Short-term debt	$12.3	$12.3	$9.6	$9.6
Foreign currency derivatives	0.4	0.4	0.1	0.1
Contingent purchase price obligations	154.5	154.5	167.1	167.1
Long-term debt	5,548.5	5,090.4	5,685.7	6,011.6
Short-term investments of $119.9 million at June 30, 2022 represent time deposits maturing at various dates within the year. These investments are classified as held-to-maturity securities because we have the positive intent and ability to hold until maturity. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Fair value is based on observable interest rates for similar securities.
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
The unaudited consolidated financial statements and related notes to the unaudited consolidated financial statements, including our critical accounting policies, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report, should be read in conjunction with our 2021 10-K.
Risks and Uncertainties
Global economic challenges, including the impact of the war in Ukraine, the COVID-19 pandemic, rising inflation, and supply chain disruptions could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and discipline. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
Impact of the War in Ukraine
Historically, we conducted operations in Russia and Ukraine through local agencies in which we held a majority stake. During the first quarter of 2022, the war in Ukraine required us to suspend our business operations in Ukraine. The war resulted in the imposition of sanctions by the United States, the United Kingdom, and the European Union, that affected the cross-border operations of businesses operating in Russia. In addition, Russian regulators imposed currency restrictions and regulations. All of these actions created uncertainty regarding our ability to recover our investment in our operations in Russia, as well as our ability to exercise control over the operations. Therefore, the ability to continue operations in Russia was uncertain. As a result, we sold, or committed to dispose of, all of our businesses in Russia. Accordingly, in the first quarter of 2022, we recorded pretax charges of $113.4 million, which primarily consisted of the net investment in our Russian businesses, and included charges related to the suspension of operations in Ukraine.
Impact of COVID-19 Pandemic - Update
Beginning in March 2020 and continuing through the first quarter of 2021, our business experienced the effects from reductions in client spending due to the economic impact related to the COVID-19 pandemic. While mixed by business and geography, the spending reductions impacted all our businesses and markets. Globally, the most impacted businesses were our Experiential discipline, especially in our event marketing businesses, and our Execution & Support discipline, primarily in field marketing. Most of our markets began to improve in April 2021, and the improvement continued through the first six months of 2022.
Our Business
Revenue for the six months ended June 30, 2022 decreased $21.1 million, or 0.3%, to $6,977.5 million, compared to $6,998.6 million in the six months ended June 30, 2021. Organic growth increased revenue $811.8 million, or 11.6%, primarily reflecting increased client spending in substantially all our disciplines and across substantially all our geographic regions compared to the prior year period. The increase in organic revenue was offset by a reduction in acquisition revenue, net of disposition revenue of $579.4 million, or 8.3%, reflecting dispositions in the Advertising & Media discipline in the second quarter of 2021 and the disposition of our businesses in Russia in the first quarter of 2022 (see Note 1 to the unaudited consolidated financial statements), and the negative impact of changes in foreign currency exchange rates of $253.5 million, or 3.6%.
We are a strategic holding company providing advertising, marketing and corporate communications services to clients through our branded networks and agencies around the world. On a global, pan-regional and local basis, our networks and agencies provide a comprehensive range of services in the following fundamental disciplines: Advertising & Media, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations and Healthcare. Advertising & Media include creative services across digital and traditional media, strategic media planning and buying, and data analytics services. Precision Marketing includes digital and direct marketing, digital transformation and data and analytics. Commerce & Brand Consulting services include brand consulting, strategy and research, retail and ecommerce. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising and point-of-sale, as well as other specialized marketing and custom communications services. Public Relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes advertising and media services to global healthcare and pharmaceutical clients. Our business model was built and continues to evolve around our clients. While our networks and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. Our fundamental business principle is that our clients’ specific marketing requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. We use our client-centric approach to grow our business by expanding our service offerings to existing clients, moving into new markets and obtaining new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that typically currently serve or could serve our existing clients.
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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the twelve months ended June 30, 2022, our largest client accounted for 2.9% of our revenue and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 53.1% of our revenue. Our clients operate in virtually every sector of the global economy with no one industry representing more than 16% of our revenue for the six months ended June 30, 2022. Although our revenue is generally balanced between the United States and international markets, and we have a large and diverse client base, we are not immune to general economic downturns.
Certain global events targeted by major marketers for advertising expenditures, such as the FIFA World Cup and the Olympics, and certain national events, such as the U.S. election process, may affect our revenue period-over-period in certain businesses. Typically, these events do not have a significant impact on our revenue in any period.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions, such as those arising from the war in Ukraine, the COVID-19 pandemic, severe and sustained inflation in countries that comprise our major markets, and client supply chain issues, pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter.
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
Results of Operations
Revenue for the quarter ended June 30, 2022 decreased slightly to $3,567.2 million, compared to $3,571.6 million in the prior year quarter. Organic growth increased revenue $403.8 million, or 11.3%. The increase in organic growth was offset by the changes in foreign exchange rates that reduced revenue $168.4 million, or 4.7%, and acquisition revenue, net of disposition revenue, that reduced revenue $239.8 million, or 6.7%. The reduction in acquisition revenue, net of disposition revenue, primarily reflects dispositions in the Advertising & Media discipline in the second quarter of 2021 and the disposition of our businesses in Russia in the first quarter of 2022. The change in revenue across our principal regional markets was: North America increased $12.1 million, or 0.6%, Europe decreased $19.2 million, or 1.8%, Asia-Pacific decreased $19.4 million, or 4.3%, and Latin America increased $9.5 million, or 13.5%. In North America, increases in organic revenue across all our disciplines, especially in our Advertising & Media, Precision Marketing and Public Relations disciplines, were partially offset by a reduction in acquisition revenue, net of disposition revenue, primarily due to dispositions in the Advertising & Media discipline in the second quarter of 2021. In Europe, organic revenue increased in substantially all countries and in all disciplines, especially our Advertising & Media discipline, which was led by our media business, our Experiential discipline, as it continues to recover from the impact of the pandemic, and our Precision Marketing discipline. The increase in organic revenue was offset by the weakening of substantially all foreign currencies against the U.S. Dollar, especially the British Pound and the Euro, as well as the disposition of our businesses in Russia in the first quarter of 2022. In Latin America, revenue increased due to organic growth in most countries in the region, especially Brazil and Colombia, which was partially offset by negative performance in Mexico. In Asia-Pacific, increased organic revenue growth in most of our major markets in the region, particularly Australia, Japan and Korea, was driven by our Advertising & Media discipline, which was led by our media business. The increase in organic revenue was partially offset by negative performance in Greater China, driven largely by a decrease in our Experiential discipline caused by continued COVID-19 lock downs. The weakening of all currencies in the region against the U.S. Dollar offset the increase in organic revenue. The change in revenue in the second quarter of 2022 compared to the second quarter of 2021 in our fundamental disciplines was: Advertising & Media decreased $183.5 million, Precision Marketing increased $68.4 million, Commerce & Brand Consulting increased $13.1 million, Experiential increased $30.6 million, Execution & Support decreased $0.4 million, Public Relations increased $46.3 million and Healthcare increased $21.1 million.
Revenue for the six months ended June 30, 2022 decreased $21.1 million, or 0.3%, to $6,977.5 million, compared to $6,998.6 million in the six months ended June 30, 2021. Organic growth increased revenue $811.8 million, or 11.6%. Changes in foreign exchange rates reduced revenue $253.5 million, or 3.6%, and acquisition revenue, net of disposition revenue, reduced revenue $579.4 million, or 8.3%. The reduction in acquisition revenue, net of disposition revenue, primarily reflects dispositions in the Advertising & Media discipline in the second quarter of 2021 and the disposition of our businesses in Russia in the first quarter of 2022. The change in revenue across our principal markets was: North America decreased $121.4 million, or 3.1%, Europe increased $31.8 million, or 1.6%, Asia-Pacific increased $10.3 million, or 1.2%, and Latin America increased $13.9 million, or 10.4%. In North America, increases in organic revenue across all our disciplines, especially in our Advertising & Media, Precision Marketing and Public Relations disciplines, were offset by a reduction in acquisition revenue, net of disposition revenue, primarily due to dispositions in the Advertising & Media discipline in the second quarter of 2021. In Europe, organic revenue increased in substantially all countries and in all disciplines, especially our Advertising & Media discipline, which was led by our media business, our Experiential discipline, as it continues to recover from the impact of the pandemic, and our Precision Marketing and Public Relations disciplines. The increase in organic revenue was substantially offset by the weakening of most foreign currencies against the U.S. Dollar, especially the British Pound and the Euro, as well as the disposition of our businesses in Russia in the first quarter of 2022. In Latin America, revenue increased due to organic growth in most countries in the region, especially Brazil and Colombia, which was partially offset by negative performance in Mexico. In Asia-Pacific, revenue increased due to organic revenue growth in most disciplines, especially our Advertising & Media discipline, which was led by our media business, and in most of our major markets in the region, particularly Australia, Japan and Korea. The increase in organic revenue was partially offset by negative performance in Greater China, driven largely by a decrease in our Experiential discipline caused by continued COVID-19 lock downs and the weakening of most currencies in the region against the U.S. Dollar. The change in revenue in the six months of 2022 compared to the six months of 2021 in our fundamental disciplines was as follows: Advertising & Media decreased $417.8 million, Precision Marketing increased $135.1 million, Commerce & Brand Consulting increased $36.4 million, Experiential increased $84.7 million, Execution & Support increased $7.3 million, Public Relations increased $89.7 million and Healthcare increased $43.5 million.
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
Operating expenses for the quarter ended June 30, 2022 increased $22.4 million, or 0.7%, to $3,025.6 million period-over-period. Operating expenses in 2021 were favorably impacted by the $50.5 million gain recorded in connection with the dispositions in the Advertising & Media discipline. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $37.1 million, or 1.4%, compared to the quarter ended June 30, 2021 reflecting a decrease in third-party service costs of $116.2 million, partially offset by an increase in salary and related service costs of $79.1 million. Third-party service costs decreased during the quarter primarily due to dispositions in the Advertising & Media discipline in the second quarter of 2021 and the disposition of our businesses in Russia in the first quarter of 2022. The increase in salary and related service costs primarily resulted from the increase in organic revenue and an increase in headcount, as well as an increase in travel and related costs reflecting the continuing return to the office. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $0.9 million, or 0.3%, period-over-period, due to lower rent and other occupancy costs, partially offset by an increase in office expenses and other costs resulting from the return of our workforce to the office. All operating expenses for the quarter ended June 30, 2022 were reduced as compared to the prior year by the weakening of most foreign currencies, especially the British Pound and Euro, against the U.S. Dollar. For the quarter ended June 30, 2022 compared to the prior year period, operating profit decreased $26.8 million to $541.6 million, operating margin decreased to 15.2% from 15.9%, and EBITA margin decreased to 15.8% from 16.5%. Operating profit, operating margin and EBITA margin for 2021 were favorably impacted by the $50.5 million gain recorded in connection with the dispositions in the Advertising & Media discipline.
Operating expenses for the six months ended June 30, 2022, increased $118.1 million, or 2.0%, to $6,082.9 million period-over-period. Operating expenses for 2022 reflect pretax charges arising from the effects of the war in Ukraine of $113.4 million. Operating expenses in 2021 were favorably impacted by the $50.5 million gain recorded in connection with the dispositions in the Advertising & Media discipline. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $90.3 million, or 1.8%, compared to the six months of 2021, reflecting a decrease in third-party service costs of $314.8 million, partially offset by an increase in salary and related service costs of $224.5 million. Third-party service costs decreased during the period primarily due to dispositions in the Advertising & Media discipline in the second quarter of 2021 and the disposition of our businesses in Russia in the first quarter of 2022. The increase in salary and related service costs primarily resulted from the increase in organic revenue and an increase in headcount, as well as an increase in travel and related costs, reflecting the continuing return to the office. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $7.7 million, or 1.3%, period-over-period, primarily due to an increase in office expenses and other costs resulting from the return of our workforce to the office, partially offset by lower rent and other occupancy costs. All operating expenses for the six months ended June 30, 2022 were reduced as compared to the prior year period by the weakening of most foreign currencies, especially the British Pound and Euro, against the U.S. Dollar. For the six months ended June 30, 2022 compared to the prior year period, operating profit decreased $139.2 million to $894.6 million, operating margin decreased to 12.8% from 14.8%, and EBITA margin decreased to 13.4% from 15.4%. Operating profit, operating margin and EBITA margin for 2022 were negatively impacted by the $113.4 million pretax charges arising from the effects of the war in Ukraine. Operating profit, operating margin and EBITA margin for 2021 were favorably impacted by the $50.5 million gain recorded in connection with the dispositions in the Advertising & Media discipline.
SG&A expenses primarily consist of third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs. SG&A expenses increased in the second quarter of 2022 and the six months ended June 30, 2022 period-over-period primarily due to increased marketing costs and professional fees.
Net interest expense in the second quarter of 2022 decreased $33.4 million period-over-period to $40.1 million. Net interest expense in the six months of 2022 decreased $38.1 million period-over-period to $82.9 million. Interest expense on debt in the second quarter of 2022 decreased $27.5 million to $47.2 million, and decreased $28.4 million to $94.2 million in the six months of 2022 compared to the prior year periods, primarily as a result of the benefit from the early redemption in May 2021 of all the outstanding $1.25 billion principal amount of 3.625% Senior Notes due 2022, or 2022 Notes, which was partially offset by the issuance of $800 million 2.60% Senior Notes due 2031, or the 2031 Notes, in May 2021 and the issuance of £325 million 2.25% Senior Notes due 2033, or the Sterling Notes, in November 2021. Interest expense for the second quarter and six months of 2021 includes a loss of $26.6 million on the early redemption of the 2022 Notes. Interest income in the second quarter of 2022 increased $4.3 million period-over-period to $11.1 million, and interest income in the six months of 2022 increased $6.2 million period-over-period to $19.3 million, reflecting higher interest rates.
Our effective tax rate for the six months ended June 30, 2022 increased period-over-period to 30.6% from 25.8%. The higher effective tax rate for 2022 was predominantly the result of the non-deductibility of the $113.4 million charges arising from the effects of the war in Ukraine, as well as an additional net charge of $4.8 million in connection with these charges. These charges were partially offset by the tax benefit arising from our share-based compensation awards. The effective tax rate for the six months ended June 30, 2021 reflects a nominal tax applied to the book gain on the disposition of subsidiary resulting from the excess of tax over book basis. We expect our tax rate for the remainder of the year to be approximately 26.5%, similar to the rate for the second quarter.
Net income - Omnicom Group Inc. in the second quarter of 2022 increased slightly to $348.4 million from $348.2 million in the second quarter of 2021. Net income - Omnicom Group Inc. for the six months ended June 30, 2022 decreased $113.8 million to $522.2 million from $636.0 million for the six months ended June 30, 2021. Diluted net income per share - Omnicom Group Inc. for the second quarter of 2022 increased $0.08 to $1.68, from $1.60 in the second quarter of 2021. Diluted net income per share - Omnicom Group Inc. decreased to $2.51 in the six months of 2022, from $2.93 in the six months of 2021. The period-over-period change was due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from the resumption of repurchases of our common stock during the year, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. The impact of the after-tax charges arising from the effects of the war in Ukraine reduced net income - Omnicom Group Inc. for the six months ended June 30, 2022 by $118.2 million and diluted net income per share - Omnicom Group Inc. by $0.56 per share.
The combined effect of the after-tax gain on the disposition of subsidiary and the loss on the early redemption of the 2022 Notes increased net income - Omnicom Group Inc. for the three and six months ended June 30, 2021 by $31.0 million and increased diluted net income per share - Omnicom Group Inc. by $0.14.

RESULTS OF OPERATIONS - Second Quarter 2022 Compared to Second Quarter 2021 (in millions):

	2022	2021
Revenue	$3,567.2	$3,571.6
Operating Expenses:
Salary and service costs	2,566.0	2,603.1
Occupancy and other costs	293.0	293.9
Gain on disposition of subsidiary	—	(50.5)
Cost of services	2,859.0	2,846.5
Selling, general and administrative expenses	110.9	103.2
Depreciation and amortization	55.7	53.5
	3,025.6	3,003.2
Operating Profit	541.6	568.4
Operating Margin %	15.2%	15.9%
Interest Expense	51.2	80.3
Interest Income	11.1	6.8
Income Before Income Taxes and Income (Loss) From Equity Method Investments	501.5	494.9
Income Tax Expense	133.1	123.2
Income (Loss) From Equity Method Investments	1.6	(0.1)
Net Income	370.0	371.6
Net Income Attributed To Noncontrolling Interests	21.6	23.4
Net Income - Omnicom Group Inc.	$348.4	$348.2
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	2022	2021
Net Income - Omnicom Group Inc.	$348.4	$348.2
Net Income Attributed To Noncontrolling Interests	21.6	23.4
Net Income	370.0	371.6
Income (Loss) From Equity Method Investments	1.6	(0.1)
Income Tax Expense	133.1	123.2
Income Before Income Taxes and Income (Loss) From Equity Method Investments	501.5	494.9
Interest Expense	51.2	80.3
Interest Income	11.1	6.8
Operating Profit	541.6	568.4
Add back: Amortization of intangible assets	20.8	21.2
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$562.4	$589.6

Revenue	$3,567.2	$3,571.6
EBITA	$562.4	$589.6
EBITA Margin %	15.8%	16.5%

Revenue
Revenue for the quarter ended June 30, 2022 decreased slightly to $3,567.2 million, compared to $3,571.6 million in the prior year quarter. Organic growth increased revenue $403.8 million, or 11.3%. The increase in organic growth was offset by the changes in foreign exchange rates that reduced revenue $168.4 million, or 4.7%, and acquisition revenue, net of disposition revenue, that reduced revenue $239.8 million, or 6.7%. The reduction in acquisition revenue, net of disposition revenue, primarily reflects dispositions in the Advertising & Media discipline in the second quarter of 2021 and the disposition of our businesses in Russia in the first quarter of 2022. The change in revenue across our principal regional markets was: North America increased $12.1 million, or 0.6%, Europe decreased $19.2 million, or 1.8%, Asia-Pacific decreased $19.4 million, or 4.3%, and Latin America increased $9.5 million, or 13.5%. In North America, increases in organic revenue across all our disciplines, especially in our Advertising & Media, Precision Marketing and Public Relations disciplines, were partially offset by a reduction in acquisition revenue, net of disposition revenue, primarily due to dispositions in the Advertising & Media discipline in the second quarter of 2021. In Europe, organic revenue increased in substantially all countries and in all disciplines, especially our Advertising & Media discipline, which was led by our media business, our Experiential discipline, as it continues to recover from the impact of the pandemic, and our Precision Marketing discipline. The increase in organic revenue was offset by the weakening of substantially all foreign currencies against the U.S. Dollar, especially the British Pound and the Euro, as well as the disposition of our businesses in Russia in the first quarter of 2022. In Latin America, revenue increased due to organic growth in most countries in the region, especially Brazil and Colombia, which was partially offset by negative performance in Mexico. In Asia-Pacific, increased organic revenue growth in most of our major markets in the region, particularly Australia, Japan and Korea, was driven by our Advertising & Media discipline, which was led by our media business. The increase in organic revenue was partially offset by negative performance in Greater China, driven largely by a decrease in our Experiential discipline caused by continued COVID-19 lock downs. The weakening of all currencies in the region against the U.S. Dollar offset the increase in organic revenue. The change in revenue in the second quarter of 2022 compared to the second quarter of 2021 in our fundamental disciplines was: Advertising & Media decreased $183.5 million, Precision Marketing increased $68.4 million, Commerce & Brand Consulting increased $13.1 million, Experiential increased $30.6 million, Execution & Support decreased $0.4 million, Public Relations increased $46.3 million and Healthcare increased $21.1 million.
The components of revenue change for the second quarter of 2022 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
June 30, 2021	$3,571.6		$1,840.7		$1,730.9
Components of revenue change:
Foreign exchange rate impact	(168.4)	(4.7)%	—	—%	(168.4)	(9.7)%
Acquisition revenue, net of disposition revenue	(239.8)	(6.7)%	(195.5)	(10.6)%	(44.3)	(2.6)%
Organic growth	403.8	11.3%	197.6	10.7%	206.2	11.9%
June 30, 2022	$3,567.2	(0.1)%	$1,842.8	0.1%	$1,724.4	(0.4)%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,735.6 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,567.2 million less $3,735.6 million for the Total column).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,571.6 million for the Total column).

Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at July 15, 2022 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue for the third quarter and the full year by approximately 6% and 4.5%, respectively. In addition, based on acquisition and disposition activity to date, including the disposition of our businesses in Russia, we expect the effect of net acquisitions and dispositions to reduce revenue in the third quarter and full year 2022 by approximately 1% and 4.5%, respectively.
The change in revenue period-over-period and organic growth in the current period in our geographic markets were (in millions):

	Three Months Ended June 30,
	2022	2021	$ Change	% Organic Growth
Americas:
North America	$1,969.5	$1,957.4	$12.1	10.8%
Latin America	79.9	70.4	9.5	14.0%
EMEA:
Europe	1,024.9	1,044.1	(19.2)	14.0%
Middle East and Africa	64.9	52.3	12.6	28.3%
Asia-Pacific	428.0	447.4	(19.4)	4.7%
	$3,567.2	$3,571.6	$(4.4)	11.3%
Revenue in Europe, which includes our primary markets of the United Kingdom, or the U.K., and the Euro Zone, decreased $19.2 million for the second quarter of 2022, primarily resulting from the disposition of our businesses in Russia in the first quarter of 2022. Revenue in the U.K., representing 10.8% of revenue, increased $6.7 million. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 17.9% of revenue, decreased $25.9 million. The increase in organic revenue in Europe, which is due to growth in all disciplines and substantially all countries, was offset by the weakening of most currencies in the region against the U.S. Dollar, especially the British Pound and the Euro, and the disposition of our businesses in Russia in the first quarter of 2022.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. For both the twelve months ended June 30, 2022 and 2021, our largest client represented 2.9% of revenue. Our ten largest and 100 largest clients represented 21.0% and 53.1% of revenue for the twelve months ended June 30, 2022, respectively, and 21.8% and 54.6% of revenue for the twelve months ended June 30, 2021, respectively.
To monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: Advertising & Media, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations and Healthcare. The change in revenue period-over-period and organic growth in the current period by discipline were (in millions):

	Three Months Ended June 30,
	2022		2021		2022 vs. 2021
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising & Media	$1,831.0	51.3%	$2,014.5	56.4%	$(183.5)	8.2%
Precision Marketing	362.0	10.2%	293.6	8.2%	68.4	21.0%
Commerce & Brand Consulting	234.6	6.6%	221.5	6.2%	13.1	11.2%
Experiential	154.6	4.3%	124.0	3.5%	30.6	36.6%
Execution & Support	250.5	7.0%	250.9	7.0%	(0.4)	9.3%
Public Relations	392.2	11.0%	345.9	9.7%	46.3	15.8%
Healthcare	342.3	9.6%	321.2	9.0%	21.1	9.2%
	$3,567.2		$3,571.6		$(4.4)	11.3%

We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Three Months Ended June 30,
	2022	2021
Pharmaceuticals and Healthcare	16%	16%
Food and Beverage	14%	14%
Technology	12%	10%
Auto	10%	10%
Consumer Products	8%	9%
Financial Services	7%	7%
Travel and Entertainment	6%	7%
Retail	7%	7%
Telecommunications	4%	5%
Government	3%	3%
Services	2%	2%
Oil, Gas and Utilities	2%	2%
Not-for-Profit	1%	1%
Education	1%	1%
Other	7%	6%
	100%	100%
Operating Expenses
Operating expenses were (in millions):

	Three Months Ended June 30,
	2022		2021		2022 vs. 2021
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,567.2		$3,571.6		$(4.4)	(0.1)%
Operating Expenses:
Salary and service costs:
Salary and related service costs	1,800.8	50.5%	1,721.7	48.2%	79.1	4.6%
Third-party service costs	765.2	21.4%	881.4	24.7%	(116.2)	(13.2)%
	2,566.0	71.9%	2,603.1	72.9%	(37.1)	(1.4)%
Occupancy and other costs	293.0	8.2%	293.9	8.2%	(0.9)	(0.3)%
Gain on disposition of subsidiary	—	—%	(50.5)	(1.4)%	50.5
Cost of services	2,859.0		2,846.5		12.5	0.4%
Selling, general and administrative expenses	110.9	3.1%	103.2	2.9%	7.7	7.5%
Depreciation and amortization	55.7	1.6%	53.5	1.5%	2.2	4.1%
	3,025.6	84.8%	3,003.2	84.1%	22.4	0.7%
Operating Profit	$541.6	15.2%	$568.4	15.9%	$(26.8)	(4.7)%
Operating expenses for the quarter ended June 30, 2022 increased $22.4 million, or 0.7%, to $3,025.6 million period-over-period. Operating expenses in 2021 were favorably impacted by the $50.5 million gain recorded in connection with the dispositions in the Advertising & Media discipline. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $37.1 million, or 1.4%, compared to the quarter ended June 30, 2021 reflecting a decrease in third-party service costs of $116.2 million, partially offset by an increase in salary and related service costs of $79.1 million. Third-party service costs decreased during the quarter primarily due to dispositions in the Advertising & Media discipline in the second quarter of 2021 and the disposition of our businesses in Russia in the first quarter of 2022. The increase in salary and related service costs primarily resulted from the increase in organic revenue and an increase in headcount, as well as an increase in travel and related costs reflecting the continuing return to the office. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $0.9 million, or 0.3%, period-over-period, due to lower rent and other occupancy costs, partially offset by an increase in office expenses and other costs resulting from the return of our workforce to the office. All operating expenses for the quarter ended June 30, 2022 were reduced as compared to the prior year by the weakening of most foreign currencies, especially the British Pound and Euro, against the U.S. Dollar. For the quarter ended June 30, 2022 compared to the prior year period, operating profit decreased $26.8 million to $541.6 million, operating margin decreased to 15.2% from 15.9%, and EBITA margin decreased to 15.8% from 16.5%. Operating profit, operating margin and EBITA margin for 2021 were favorably impacted by the $50.5 million gain recorded in connection with the dispositions in the Advertising & Media discipline.
Net Interest Expense
Net interest expense in the second quarter of 2022 decreased $33.4 million period-over-period to $40.1 million. Interest expense on debt in the second quarter of 2022 decreased $27.5 million period-over period to $47.2 million, primarily as a result of the benefit from the early redemption in May 2021 of all the outstanding 2022 Notes, which was partially offset by the issuance of the 2031 Notes in May 2021 and the issuance of the Sterling Notes in November 2021. Interest expense for the second quarter of 2021 includes a loss of $26.6 million on the early redemption of the 2022 Notes. Interest income in the second quarter of 2022 increased $4.3 million period-over-period to $11.1 million, reflecting higher interest rates.
Income Taxes
Our effective tax rate for the second quarter of 2022 increased period-over-period to 26.5% from 24.9%. The second quarter of 2021 reflects a nominal tax applied to the book gain on the disposition of subsidiary resulting from the excess of tax over book basis.
Net Income and Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the second quarter of 2022 increased slightly to $348.4 million from $348.2 million in the second quarter of 2021. Diluted net income per share - Omnicom Group Inc. for the second quarter of 2022 increased $0.08 to $1.68, from $1.60 in the second quarter of 2021, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from the resumption of repurchases of our common stock during the quarter, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan.
The combined effect of the after-tax gain on the disposition of subsidiary and the loss on the early redemption of the 2022 Notes increased net income - Omnicom Group Inc. for the second quarter of 2021 by $31.0 million and increased diluted net income per share - Omnicom Group Inc. for the second quarter of 2021 by $0.14.

RESULTS OF OPERATIONS - Six Months of 2022 Compared to Six Months of 2021 (in millions):

	2022	2021
Revenue	$6,977.5	$6,998.6
Operating Expenses:
Salary and service costs	5,057.8	5,148.1
Occupancy and other costs	593.2	585.5
Charges arising from the effects of the war in Ukraine	113.4	—
Gain on disposition of subsidiary	—	(50.5)
Cost of services	5,764.4	5,683.1
Selling, general and administrative expenses	207.6	174.9
Depreciation and amortization	110.9	106.8
	6,082.9	5,964.8
Operating Profit	894.6	1,033.8
Operating Margin %	12.8%	14.8%
Interest Expense	102.2	134.1
Interest Income	19.3	13.1
Income Before Income Taxes and Income (Loss) From Equity Method Investments	811.7	912.8
Income Tax Expense	248.6	235.2
Income (Loss) From Equity Method Investments	1.5	(0.1)
Net Income	564.6	677.5
Net Income Attributed To Noncontrolling Interests	42.4	41.5
Net Income - Omnicom Group Inc.	$522.2	$636.0
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	2022	2021
Net Income - Omnicom Group Inc.	$522.2	$636.0
Net Income Attributed To Noncontrolling Interests	42.4	41.5
Net Income	564.6	677.5
Income (Loss) From Equity Method Investments	1.5	(0.1)
Income Tax Expense	248.6	235.2
Income Before Income Taxes and Income (Loss) From Equity Method Investments	811.7	912.8
Interest Expense	102.2	134.1
Interest Income	19.3	13.1
Operating Profit	894.6	1,033.8
Add back: Amortization of intangible assets	40.2	41.1
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$934.8	$1,074.9

Revenue	$6,977.5	$6,998.6
EBITA	$934.8	$1,074.9
EBITA Margin %	13.4%	15.4%

Revenue
Revenue for the six months ended June 30, 2022 decreased $21.1 million, or 0.3%, to $6,977.5 million, compared to $6,998.6 million in the six months ended June 30, 2021. Organic growth increased revenue $811.8 million, or 11.6%. Changes in foreign exchange rates reduced revenue $253.5 million, or 3.6%, and acquisition revenue, net of disposition revenue, reduced revenue $579.4 million, or 8.3%. The reduction in acquisition revenue, net of disposition revenue, primarily reflects dispositions in the Advertising & Media discipline in the second quarter of 2021 and the disposition of our businesses in Russia in the first quarter of 2022. The change in revenue across our principal markets was: North America decreased $121.4 million, or 3.1%, Europe increased $31.8 million, or 1.6%, Asia-Pacific increased $10.3 million, or 1.2%, and Latin America increased $13.9 million, or 10.4%. In North America, increases in organic revenue across all our disciplines, especially in our Advertising & Media, Precision Marketing and Public Relations disciplines, were offset by a reduction in acquisition revenue, net of disposition revenue, primarily due to dispositions in the Advertising & Media discipline in the second quarter of 2021. In Europe, organic revenue increased in substantially all countries and in all disciplines, especially our Advertising & Media discipline, which was led by our media business, our Experiential discipline, as it continues to recover from the impact of the pandemic, and our Precision Marketing and Public Relations disciplines. The increase in organic revenue was substantially offset by the weakening of most foreign currencies against the U.S. Dollar, especially the British Pound and the Euro, as well as the disposition of our businesses in Russia in the first quarter of 2022. In Latin America, revenue increased due to organic growth in most countries in the region, especially Brazil and Colombia, which was partially offset by negative performance in Mexico. In Asia-Pacific, revenue increased due to organic revenue growth in most disciplines, especially our Advertising & Media discipline, which was led by our media business, and in most of our major markets in the region, particularly Australia, Japan and Korea. The increase in organic revenue was partially offset by negative performance in Greater China, driven largely by a decrease in our Experiential discipline caused by continued COVID-19 lock downs and the weakening of most currencies in the region against the U.S. Dollar. The change in revenue in the six months of 2022 compared to the six months of 2021 in our fundamental disciplines was as follows: Advertising & Media decreased $417.8 million, Precision Marketing increased $135.1 million, Commerce & Brand Consulting increased $36.4 million, Experiential increased $84.7 million, Execution & Support increased $7.3 million, Public Relations increased $89.7 million and Healthcare increased $43.5 million.
The components of revenue change for the six months of 2022 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
June 30, 2021	$6,998.6		$3,708.9		$3,289.7
Components of revenue change:
Foreign exchange rate impact	(253.5)	(3.6)%	—	—%	(253.5)	(7.7)%
Acquisition revenue, net of disposition revenue	(579.4)	(8.3)%	(537.2)	(14.5)%	(42.2)	(1.3)%
Organic growth	811.8	11.6%	395.7	10.7%	416.1	12.6%
June 30, 2022	$6,977.5	(0.3)%	$3,567.4	(3.8)%	$3,410.1	3.7%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $7,231.0 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($6,977.5 million less $7,231.0 million for the Total column).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($6,998.6 million for the Total column).

The change in revenue period-over-period and organic growth in the current period in our geographic markets were (in millions):

	Six Months Ended June 30,
	2022	2021	$ Change	% Organic Growth
Americas:
North America	$3,808.5	$3,929.9	$(121.4)	10.7%
Latin America	147.6	133.7	13.9	11.8%
EMEA:
Europe	2,016.9	1,985.1	31.8	13.3%
Middle East and Africa	146.8	102.5	44.3	45.7%
Asia-Pacific	857.7	847.4	10.3	7.7%
	$6,977.5	$6,998.6	$(21.1)	11.6%
Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, increased $31.8 million for the six months of 2022 as compared to the prior year period. Revenue in the U.K., representing 11.1% of total revenue, increased $38.9 million. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 17.8% of total revenue, decreased $7.1 million. The increase in organic revenue in Europe, which is due to growth in all disciplines and substantially all countries, was offset by the weakening of most currencies in the region against the U.S. Dollar, especially the British Pound and the Euro and the disposition of our businesses in Russia.
The change in revenue period-over-period and organic growth in the current period by discipline were (in millions):

	Six Months Ended June 30,
	2022		2021		2022 vs. 2021
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising & Media	$3,600.4	51.6%	$4,018.2	57.4%	$(417.8)	8.6%
Precision Marketing	698.1	10.0%	563.0	8.1%	135.1	20.7%
Commerce & Brand Consulting	472.5	6.8%	436.1	6.2%	36.4	12.5%
Experiential	297.1	4.3%	212.4	3.0%	84.7	49.7%
Execution & Support	504.8	7.2%	497.5	7.1%	7.3	7.8%
Public Relations	753.1	10.8%	663.4	9.5%	89.7	14.9%
Healthcare	651.5	9.3%	608.0	8.7%	43.5	8.5%
	$6,977.5		$6,998.6		$(21.1)	11.6%
We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Six Months Ended June 30,
	2022	2021
Pharmaceuticals and Healthcare	16%	16%
Food and Beverage	14%	14%
Technology	12%	9%
Auto	10%	10%
Consumer Products	8%	8%
Financial Services	7%	7%
Travel and Entertainment	6%	9%
Retail	6%	7%
Telecommunications	5%	5%
Services	2%	2%
Oil, Gas and Utilities	2%	1%
Not-for-Profit	1%	1%
Government	3%	3%
Education	1%	1%
Other	7%	7%
	100%	100%

Operating Expenses
Operating expenses were (in millions):

	Six Months Ended June 30,
	2022		2021		2022 vs. 2021
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$6,977.5		$6,998.6		$(21.1)	(0.3)%
Operating Expenses:
Salary and service costs:
Salary and related service costs	3,595.4	51.5%	3,370.9	48.2%	224.5	6.7%
Third-party service costs	1,462.4	21.0%	1,777.2	25.4%	(314.8)	(17.7)%
	5,057.8	72.5%	5,148.1	73.6%	(90.3)	(1.8)%
Occupancy and other costs	593.2	8.5%	585.5	8.4%	7.7	1.3%
Charges arising from the effects of the war in Ukraine	113.4	1.6%	—	—%	113.4	—%
Gain on sale of subsidiary	—	—%	(50.5)	(0.7)%	50.5
Cost of services	5,764.4		5,683.1		81.3	1.4%
Selling, general and administrative expenses	207.6	3.0%	174.9	2.5%	32.7	18.7%
Depreciation and amortization	110.9	1.6%	106.8	1.5%	4.1	3.8%
	6,082.9	87.2%	5,964.8	85.2%	118.1	2.0%
Operating Profit	$894.6	12.8%	$1,033.8	14.8%	$(139.2)	(13.5)%
Operating expenses for the six months ended June 30, 2022, increased $118.1 million, or 2.0%, to $6,082.9 million period-over-period. Operating expenses for 2022 reflect pretax charges arising from the effects of the war in Ukraine of $113.4 million. Operating expenses in 2021 were favorably impacted by the $50.5 million gain recorded in connection with the dispositions in the Advertising & Media discipline. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $90.3 million, or 1.8%, compared to the six months of 2021, reflecting a decrease in third-party service costs of $314.8 million, partially offset by an increase in salary and related service costs of $224.5 million. Third-party service costs decreased during the period primarily due to dispositions in the Advertising & Media discipline in the second quarter of 2021 and the disposition of our businesses in Russia in the first quarter of 2022. The increase in salary and related service costs primarily resulted from the increase in organic revenue and an increase in headcount, as well as an increase in travel and related costs, reflecting the continuing return to the office. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $7.7 million, or 1.3%, period-over-period, primarily due to an increase in office expenses and other costs resulting from the return of our workforce to the office, partially offset by lower rent and other occupancy costs. All operating expenses for the six months ended June 30, 2022 were reduced as compared to the prior year period by the weakening of most foreign currencies, especially the British Pound and Euro, against the U.S. Dollar. For the six months ended June 30, 2022 compared to the prior year period, operating profit decreased $139.2 million to $894.6 million, operating margin decreased to 12.8% from 14.8%, and EBITA margin decreased to 13.4% from 15.4%. Operating profit, operating margin and EBITA margin for 2022 were negatively impacted by the $113.4 million pretax charges arising from the effects of the war in Ukraine. Operating profit, operating margin and EBITA margin for 2021 were favorably impacted by the $50.5 million gain recorded in connection with the dispositions in the Advertising & Media discipline.
Net Interest Expense
Net interest expense in the six months of 2022 decreased $38.1 million period-over-period to $82.9 million. Interest expense on debt in the six months of 2022 decreased $28.4 million period-over-period to $94.2 million, primarily as a result of the benefit from the early redemption in May 2021 of all the outstanding 2022 Notes, which was partially offset by the issuance of the 2031 Notes in May 2021 and the issuance of the Sterling Notes in November 2021. Interest expense for the six months of 2021 includes a loss of $26.6 million on the early redemption of the 2022 Notes. Interest income in the six months of 2022 increased $6.2 million period-over-period to $19.3 million, reflecting higher interest rates.
Income Taxes
Our effective tax rate for the six months ended June 30, 2022 increased period-over-period to 30.6% from 25.8%. The higher effective tax rate for 2022 was predominantly the result of the non-deductibility of the $113.4 million charges recorded in the first quarter of 2022 arising from the effects of the war in Ukraine, as well as an additional net charge of $4.8 million in connection with these charges. These charges were partially offset by the tax benefit arising from our share-based compensation awards. The effective tax rate for the six months ended June 30, 2021 reflects a nominal tax applied to the book gain on the disposition of subsidiary resulting from the excess of tax over book basis.
Net Income and Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the six months of 2022 decreased $113.8 million to $522.2 million from $636.0 million in the six months of 2021. The period-over-period decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. decreased to $2.51 in the six months of 2022, from $2.93 in the six months of 2021, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from the resumption of repurchases of our common stock during the year, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. The impact of the after-tax charges arising from the effects of the war in Ukraine reduced net income - Omnicom Group Inc. for the six months ended June 30, 2022 by $118.2 million and diluted net income per share - Omnicom Group Inc. by $0.56.
The combined effect of the after-tax gain on the disposition of subsidiary and the loss on the early redemption of the 2022 Notes increased net income - Omnicom Group Inc. for the six months ended June 30, 2021 by $31.0 million and increased diluted net income per share - Omnicom Group Inc. by $0.14.
CRITICAL ACCOUNTING POLICIES
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
We evaluate goodwill for impairment at least annually at the end of the second quarter of the year and whenever events or circumstances indicate the carrying value may not be recoverable. Under FASB ASC Topic 350, Intangibles - Goodwill and Other, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value (Step 0) or proceeding directly to the quantitative goodwill impairment test. While there were no trigger events that required us to perform a quantitative test, we performed the annual quantitative impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. We identified our regional reporting units as components of our operating segments, which are our six global agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our key client matrix organization structure for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and in FASB ASC Topic 350. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics and the employees share similar skill sets. The main economic components of each agency are employee compensation and related costs and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our virtual client network strategy.
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
The assumptions used for the long-term growth rate and WACC in our evaluations as of June 30, 2022 and 2021 were:

	2022	2021
Long-Term Growth Rate	3.5%	3.5%
WACC	11.1% - 12.0%	9.8% - 10.4%
Long-term growth rate represents our estimate of the long-term growth rate for our industry and the markets of the global economy we operate in. For the past ten years, the average historical revenue growth rate of our reporting units and the Average Nominal GDP, or NGDP, growth of the countries comprising the major markets that account for substantially all of our revenue was approximately 3.6% and 3.8%, respectively. We considered this history when determining the long-term growth rates used in our annual impairment test at June 30, 2022, and included in the 10-year history is the full year 2020 that reflected the negative impact of the COVID-19 pandemic on the global economy and our revenue. We believe marketing expenditures over the long term have a high correlation to NGDP. Based on our past performance, we also believe that our growth rate can exceed NGDP growth in the short-term, notwithstanding the current inflationary environment, in the markets we operate in, which are similar across our reporting units. Accordingly, for our annual test as of June 30, 2022, we used an estimated long-term growth rate of 3.5%.
When performing the annual impairment test as of June 30, 2022 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2022. In the first half of 2022, our organic revenue increase was 11.6%, which excluded our net disposition activity and the impact from changes in foreign exchange rates.
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
Goodwill Impairment Review - Conclusion
Based on the results of our impairment test, we concluded that our goodwill at June 30, 2022 was not impaired, because the fair value of each of our reporting units was in excess of its respective net book value. For our reporting units with negative book value, we concluded that the fair value of their total assets was in excess of book value. The minimum decline in fair value that one of our reporting units would need to experience in order to fail the goodwill impairment test was approximately 46%. Notwithstanding our belief that the assumptions we used for WACC and long-term growth rate in our impairment testing were reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis on our impairment test as of June 30, 2022 revealed that if the WACC increased by 1% and/or the long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be in excess of its respective net book value and would pass the impairment test.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Our primary short-term liquidity sources are our operating cash flow, cash and cash equivalents and short-term investments. Additional liquidity sources include our $2.5 billion multi-currency revolving credit facility, or Credit Facility, maturing on February 14, 2025, uncommitted credit lines aggregating $780.9 million, the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program and access to the capital markets. Our liquidity funds our non-discretionary cash requirements and our discretionary spending.
Working capital is our principal non-discretionary funding requirement. Our typical working capital cycle results in a short-term funding requirement that normally peaks during the second quarter of the year due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. In addition, we have contractual obligations related to our long-term debt (principal and interest payments), recurring business operations, primarily related to lease obligations, and acquisition related obligations. Our principal discretionary cash spending includes dividend payments to common shareholders, capital expenditures, strategic acquisitions and repurchases of our common stock.
Cash and cash equivalents decreased $2,111.7 million from December 31, 2021. During the first six months of 2022, we used $739.9 million of cash in operating activities, which included the use for operating capital of $1,507.6 million, primarily related to our typical working capital requirement during the period. Our discretionary spending for the first six months of 2022 was $1,055.2 million as compared to $487.3 million for the first six months of 2021. Discretionary spending for the first six months of 2022 is comprised of capital expenditures of $42.5 million, dividends paid to common shareholders of $293.6 million, dividends paid to shareholders of noncontrolling interests of $37.7 million, repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $392.5 million, and net acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests of $288.9 million. In addition, we purchased short-term investments of $121.0 million, which reduced our cash and cash equivalents but had no impact on our liquidity. The impact of foreign exchange rate changes reduced cash and cash equivalents by $197.2 million.
Based on past performance and current expectations, we believe that our operating cash flow will be sufficient to meet our non-discretionary cash requirements for the next twelve months and that the availability of our Credit Facility will be sufficient to meet our long-term liquidity requirements.
Cash Management
Our regional treasury centers in North America, Europe and Asia manage our cash and liquidity. Each day, operations with excess funds invest those funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. Treasury centers with excess cash invest on a short-term basis with third parties, generally with maturities ranging from overnight to less than 90 days. In the first six months of 2022, we purchased $121.0 million of short-term investments that mature at various times during the year. Certain treasury centers have notional pooling arrangements that are used to manage their cash and set-off foreign exchange imbalances. The arrangements require each treasury center to have its own notional pool account and to maintain a notional positive account balance. Additionally, under the terms of the arrangement, set-off of foreign exchange positions are limited to the long and short positions within their own account. To the extent that our treasury centers require liquidity, they have the ability to issue up to a total of $2 billion of U.S. Dollar-denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, or borrow under the Credit Facility or the uncommitted credit lines. This process enables us to manage our debt more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate imbalances. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines. We have a policy governing counterparty credit risk with financial institutions that hold our cash and cash equivalents and we have deposit limits for each institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of institutions that are party to the Credit Facility. These institutions generally have credit ratings equal to or better than our credit ratings. In countries where we do not conduct treasury operations, all cash and cash equivalents are held by counterparties that meet specific minimum credit standards.
At June 30, 2022, our foreign subsidiaries held approximately $1.6 billion of our total cash and cash equivalents of $3.2 billion. Most of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.

At June 30, 2022, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments increased $1,857.3 million to $2,235.8 million from December 31, 2021. The increase in net debt primarily resulted from the use of cash of $1,507.6 million for operating capital principally related to our typical working capital requirements during the period, and an increase in discretionary expenditures for acquisition payments of $263.8 million and repurchases of our common stock of $407.5 million.
The components of net debt were (in millions):

	June 30, 2022	December 31, 2021	June 30, 2021
Short-term debt	$12.3	$9.6	$9.3
Long-term debt	5,548.5	5,685.7	5,300.7
Total debt	5,560.8	5,695.3	5,310.0
Less:
Cash and cash equivalents	3,205.1	5,316.8	4,388.1
Short-term investments	119.9	—	—
Net debt	$2,235.8	$378.5	$921.9
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
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At June 30, 2022, we were in compliance with this covenant as our Leverage Ratio was 2.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.

Borrowings under the Credit Facility may use LIBOR as the benchmark interest rate. The LIBOR benchmark rate is expected to be phased out by June 2023. We do not expect that the discontinuation of the LIBOR rate will have a material impact on our liquidity or results of operations.
At June 30, 2022, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. The long-term debt indentures and the Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
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
We have typically funded our day-to-day liquidity by issuing commercial paper. Beginning in the third quarter of 2020 and continuing through the second quarter of 2022, we substantially reduced our commercial paper issuances as compared to prior years primarily as a result of our cash management during the recovery from the pandemic. We did not issue commercial paper in each of the six months ended June 30, 2022 and 2021. Additional liquidity sources include our Credit Facility and the uncommitted credit lines.
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
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 2.9% of revenue for both the twelve months ended June 30, 2022. However, during periods of economic downturn, the credit profiles of our clients could change.
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
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2022, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of June 30, 2022. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Historically, we conducted operations in Russia and Ukraine through local agencies in which we held a majority stake. During the first quarter of 2022, the war in Ukraine required us to suspend our business operations in Ukraine. The war resulted in the imposition of sanctions by the United States, the United Kingdom, and the European Union, that affected the cross-border operations of businesses operating in Russia. In addition, Russian regulators imposed currency restrictions and regulations. All of these actions created uncertainty regarding our ability to recover our investment in our operations in Russia, as well as our ability to exercise control over the operations. Therefore, the ability to continue operations in Russia was uncertain. As a result, we sold, or committed to dispose of, all of our businesses in Russia.
The war in Ukraine is ongoing and its duration is uncertain. We cannot predict the outcome of the war in Ukraine or its impact on the broader region, as the conflict and related government actions are evolving and are beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions, which may include increased energy costs and further supply chain disruptions, could be significant and could adversely impact our business, results of operations and financial position in the future. Our clients’ businesses, results or operations and financial positions could also be adversely impacted by the war in Ukraine, which could impact client spending on our services.
A period of sustained inflation across all the major markets in which we operate could result in higher operating costs.
Our principal operating expenses are salary and service costs and occupancy and related expenses. Inflationary pressures typically result in increases to our operating expenses. While we would take actions, wherever possible, to reduce the impact of the effects of inflation; in cases of sustained inflation across several of our major markets it becomes increasingly difficult to effectively control the increases to our costs. In addition, the effects of inflation on consumers budgets could result in the reduction of our clients’ spending plans on the marketing and communication services we provide them. If we are unable to increase our fees or take other actions to mitigate the effect of the resulting higher costs, our profitability and financial position could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended June 30, 2022 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2022	292,357	$82.11	—	—
May 1 - May 31, 2022	906,013	75.28	—	—
June 1 - June 30, 2022	203,772	73.55	—	—
	1,402,142	$76.45	—	—
During the three months ended June 30, 2022, we purchased 1,386,672 shares of our common stock in the open market for general corporate purposes, and we withheld 15,470 shares from employees to satisfy estimated statutory income tax obligations related to the vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise and vesting dates. There were no unregistered sales of equity securities during the three months ended June 30, 2022.
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

OMNICOM GROUP INC.
Date:	July 20, 2022	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)