Form 10-Q
period 2022-09-30
OMNICOM GROUP INC.
filed 2022-10-19
CIK 29989

___________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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
_________________________
As of October 12, 2022, there were 203,916,128 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022
FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial position, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include: adverse economic conditions, including those caused by the the war in Ukraine; the impact of the COVID-19 pandemic; severe and sustained inflation in countries that comprise our major markets; rising interest rates; supply chain issues affecting the distribution of our clients’ products; international, national or local economic conditions that could adversely affect the Company or its clients; losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and a deterioration or a disruption in the credit markets; the ability to attract new clients and retain existing clients in the manner anticipated; changes in client advertising, marketing and corporate communications requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising, marketing and corporate communications industries; the ability to hire and retain key personnel; currency exchange rate fluctuations; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company or its clients; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; and the Company’s international operations, which are subject to the risks of currency repatriation restrictions, social or political conditions and regulatory environment. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Item 1A, “Risk Factors” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,198.5	$5,316.8
Short-term investments	94.9	—
Accounts receivable, net of allowance for doubtful accounts of $19.2 and $21.7	6,532.3	8,472.5
Work in process	1,362.6	1,201.0
Other current assets	841.8	919.2
Total Current Assets	12,030.1	15,909.5
Property and Equipment at cost, less accumulated depreciation of $1,139.2 and $1,165.7	863.1	992.1
Operating Lease Right-Of-Use Assets	1,153.8	1,202.9
Equity Method Investments	64.2	76.3
Goodwill	9,499.7	9,738.6
Intangible Assets, net of accumulated amortization of $806.8 and $856.5	318.8	298.0
Other Assets	202.5	204.4
TOTAL ASSETS	$24,132.2	$28,421.8

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9,027.8	$11,897.2
Customer advances	1,358.8	1,644.5
Short-term debt	10.2	9.6
Taxes payable	217.5	263.3
Other current liabilities	2,091.1	2,411.6
Total Current Liabilities	12,705.4	16,226.2
Long-Term Liabilities	913.8	961.5
Long-Term Liability - Operating Leases	917.2	952.1
Long-Term Debt	5,450.6	5,685.7
Deferred Tax Liabilities	502.3	477.3
Commitments and Contingent Liabilities (Note 11)
Temporary Equity - Redeemable Noncontrolling Interests	394.9	345.3
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	552.1	622.0
Retained earnings	9,452.0	8,998.8
Accumulated other comprehensive income (loss)	(1,734.5)	(1,252.3)
Treasury stock, at cost	(5,567.5)	(5,142.9)
Total Shareholders’ Equity	2,746.7	3,270.2
Noncontrolling interests	501.3	503.5
Total Equity	3,248.0	3,773.7
TOTAL LIABILITIES AND EQUITY	$24,132.2	$28,421.8

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$3,443.4	$3,435.0	$10,420.9	$10,433.6
Operating Expenses:
Salary and service costs	2,476.1	2,461.8	7,533.9	7,609.9
Occupancy and other costs	281.0	285.5	874.2	871.0
Charges arising from the effects of the war in Ukraine	—	—	113.4	—
Gain on disposition of subsidiary	—	—	—	(50.5)
Cost of services	2,757.1	2,747.3	8,521.5	8,430.4
Selling, general and administrative expenses	86.4	95.0	294.0	269.9
Depreciation and amortization	53.9	51.1	164.8	157.9
	2,897.4	2,893.4	8,980.3	8,858.2
Operating Profit	546.0	541.6	1,440.6	1,575.4
Interest Expense	52.0	50.7	154.2	184.8
Interest Income	22.9	7.0	42.2	20.1
Income Before Income Taxes and Income From Equity Method Investments	516.9	497.9	1,328.6	1,410.7
Income Tax Expense	134.7	120.0	383.3	355.1
Income From Equity Method Investments	1.1	2.2	2.6	2.1
Net Income	383.3	380.1	947.9	1,057.7
Net Income Attributed To Noncontrolling Interests	18.8	24.5	61.2	66.1
Net Income - Omnicom Group Inc.	$364.5	$355.6	$886.7	$991.6
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.78	$1.66	$4.30	$4.61
Diluted	$1.77	$1.65	$4.27	$4.58

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income	$383.3	$380.1	$947.9	$1,057.7
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	1.4	1.3	4.2	4.2
Income tax effect	(0.4)	(0.4)	(1.2)	(1.2)
	1.0	0.9	3.0	3.0
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost	1.0	1.1	3.1	3.6
Amortization of actuarial losses	1.8	3.4	4.8	9.9
Income tax effect	(1.0)	(1.7)	(3.4)	(5.1)
	1.8	2.8	4.5	8.4
Foreign currency translation adjustment	(261.2)	(132.2)	(520.3)	(121.1)

Other Comprehensive Income (Loss)	(258.4)	(128.5)	(512.8)	(109.7)

Comprehensive Income	124.9	251.6	435.1	948.0
Comprehensive Income Attributed To Noncontrolling Interests	6.0	16.5	30.6	50.5
Comprehensive Income - Omnicom Group Inc.	$118.9	$235.1	$404.5	$897.5

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common Stock, shares issued	297.2	297.2	297.2	297.2
Common Stock, par value	$44.6	$44.6	$44.6	$44.6
Additional Paid-in Capital:
Beginning Balance	567.0	735.4	622.0	747.8
Net change in noncontrolling interests	2.6	0.3	(7.7)	26.2
Change in temporary equity	3.8	(6.0)	(70.0)	(73.0)
Share-based compensation	21.2	18.7	61.3	57.8
Stock issued, share-based compensation	(42.5)	(39.8)	(53.5)	(50.2)
Ending Balance	552.1	708.6	552.1	708.6
Retained Earnings:
Beginning Balance	9,230.7	8,523.7	8,998.8	8,190.6
Net income	364.5	355.6	886.7	991.6
Common stock dividends declared	(143.2)	(149.3)	(433.5)	(452.2)
Ending Balance	9,452.0	8,730.0	9,452.0	8,730.0
Accumulated Other Comprehensive Income (Loss):
Beginning Balance	(1,488.7)	(1,187.5)	(1,252.3)	(1,213.8)
Other comprehensive income (loss)	(245.8)	(120.4)	(482.2)	(94.1)
Ending Balance	(1,734.5)	(1,307.9)	(1,734.5)	(1,307.9)
Treasury Stock:
Beginning Balance	(5,520.4)	(4,767.4)	(5,142.9)	(4,684.8)
Stock issued, share-based compensation	47.6	42.2	77.6	61.7
Common stock repurchased	(94.7)	(171.1)	(502.2)	(273.2)
Ending Balance	(5,567.5)	(4,896.3)	(5,567.5)	(4,896.3)
Shareholders’ Equity	2,746.7	3,279.0	2,746.7	3,279.0
Noncontrolling Interests:
Beginning Balance	522.6	488.1	503.5	492.5
Net income	18.8	24.5	61.2	66.1
Other comprehensive income (loss)	(12.8)	(8.0)	(30.8)	(15.6)
Dividends to noncontrolling interests	(25.2)	(31.2)	(62.9)	(69.8)
Net change in noncontrolling interests	(2.9)	(0.6)	(18.3)	(37.7)
Increase in noncontrolling interests from business combinations	0.8	—	48.6	37.3
Ending Balance	501.3	472.8	501.3	472.8

Total Equity	$3,248.0	$3,751.8	$3,248.0	$3,751.8

Dividends Declared Per Common Share	$0.70	$0.70	$2.10	$2.10

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$947.9	$1,057.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of right-of-use assets	104.5	98.1
Amortization of intangible assets	60.3	59.8
Amortization of net deferred (gain) loss on interest rate swaps	4.1	(10.2)
Share-based compensation	61.3	57.8
Non-cash charges related to the effects of the war in Ukraine	65.8	—
Gain on disposition of subsidiary	—	(50.5)
Other, net	(11.4)	36.6
Use of operating capital	(1,483.1)	(1,010.7)
Net Cash Provided By (Used In) Operating Activities	(250.6)	238.6
Cash Flows from Investing Activities:
Capital expenditures	(65.6)	(42.6)
Acquisition of businesses and interests in affiliates, net of cash acquired	(276.9)	(25.9)
Other, net	(64.4)	116.6
Net Cash Provided By (Used In) Investing Activities	(406.9)	48.1
Cash Flows from Financing Activities:
Proceeds from borrowings	—	791.7
Repayment of debt	—	(1,250.0)
Change in short-term debt	1.2	6.7
Dividends paid to common shareholders	(437.7)	(443.0)
Repurchases of common stock	(502.2)	(273.2)
Proceeds from stock plans	16.3	8.5
Acquisition of additional noncontrolling interests	(20.8)	(6.3)
Dividends paid to noncontrolling interest shareholders	(62.9)	(69.8)
Payment of contingent purchase price obligations	(32.5)	(16.8)
Other, net	(51.0)	(86.2)
Net Cash Used In Financing Activities	(1,089.6)	(1,338.4)
Effect of foreign exchange rate changes on cash and cash equivalents	(371.2)	(117.6)

Net Decrease in Cash and Cash Equivalents	(2,118.3)	(1,169.3)
Cash and Cash Equivalents at the Beginning of Period	5,316.8	5,600.5
Cash and Cash Equivalents at the End of Period	$3,198.5	$4,431.2

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
Risks and Uncertainties
Global economic challenges, including the impact of the war in Ukraine, the COVID-19 pandemic, severe and sustained inflation, rising interest rates, and supply chain disruptions could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and discipline. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
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
Impact of the COVID-19 Pandemic - Update
Beginning in March 2020 and continuing through the first quarter of 2021, our business was impacted by reductions in client spending due to the economic impact related to the COVID-19 pandemic. While mixed by business and geography, the spending reductions impacted all our businesses and markets. Globally, the most impacted businesses were our Experiential discipline, especially in our event marketing businesses, and our Execution & Support discipline, primarily in field marketing. Most of our markets began to improve in April 2021, and the improvement continued through the first nine months of 2022.
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

Revenue by discipline was (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Advertising & Media	$1,762.4	$1,820.6	$5,362.8	$5,838.8
Precision Marketing	361.0	309.4	1,059.1	872.4
Commerce & Brand Consulting	239.6	231.3	712.1	667.4
Experiential	123.1	132.7	420.2	345.1
Execution & Support	239.8	258.8	744.6	756.3
Public Relations	391.2	359.4	1,144.3	1,022.8
Healthcare	326.3	322.8	977.8	930.8
	$3,443.4	$3,435.0	$10,420.9	$10,433.6
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.
Revenue in our geographic markets was (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Americas:
North America	$1,969.0	$1,821.8	$5,777.5	$5,751.7
Latin America	77.3	72.5	224.9	206.1
EMEA:
Europe	908.2	1,024.3	2,925.1	3,009.5
Middle East and Africa	62.0	58.1	208.8	160.6
Asia-Pacific	426.9	458.3	1,284.6	1,305.7
	$3,443.4	$3,435.0	$10,420.9	$10,433.6
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended September 30, 2022 and 2021 was $1,847.8 million and $1,705.2 million, respectively, and revenue in the United States for the nine months ended September 30, 2022 and 2021 was $5,415.2 million and $5,414.2 million, respectively.
Contract assets and liabilities
Work in process includes contract assets, unbilled fees and costs, and media and production costs. Contract liabilities primarily consist of customer advances. Work in process and contract liabilities were (in millions):

	September 30, 2022	December 31, 2021	September 30, 2021
Work in process:
Media and production costs	$678.4	$731.1	$653.0
Contract assets and unbilled fees and costs	684.2	469.9	596.6
	$1,362.6	$1,201.0	$1,249.6
Contract liabilities:
Customer advances	$1,358.8	$1,644.5	$1,325.8
Work in process represents accrued costs incurred on behalf of customers, including media and production costs, and fees and other third-party costs that have not yet been billed. Media and production costs are billed during the production process in accordance with the terms of the client contract. Contract assets primarily include incentive fees, which are not material and will be billed to clients in accordance with the terms of the client contract. Substantially all unbilled fees and costs will be billed within the next 30 days. Contract liabilities primarily represent advance billings to customers in accordance with the terms of the client contracts, principally for the reimbursement of third-party costs that are generally incurred in the near term. There were no impairment losses to the contract assets recorded in the three or nine months ended September 30, 2022 and 2021.

3. Net Income per Share
The computations of basic and diluted net income per share were (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income - Omnicom Group Inc.	$364.5	$355.6	$886.7	$991.6
Weighted Average Shares:
Basic	205.0	214.0	206.2	215.0
Dilutive stock options and restricted shares	1.3	1.4	1.4	1.4
Diluted	206.3	215.4	207.6	216.4

Anti-dilutive stock options and restricted shares	5.1	0.7	4.3	0.7
Net Income per Share - Omnicom Group Inc.:
Basic	$1.78	$1.66	$4.30	$4.61
Diluted	$1.77	$1.65	$4.27	$4.58
4. Goodwill and Intangible Assets
Goodwill and intangible assets were (in millions):

	September 30, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,978.7	$(479.0)	$9,499.7	$10,259.6	$(521.0)	$9,738.6
Intangible assets:
Purchased and internally developed software	$362.2	$(302.7)	$59.5	$382.2	$(318.7)	$63.5
Customer related and other	763.4	(504.1)	259.3	772.3	(537.8)	234.5
	$1,125.6	$(806.8)	$318.8	$1,154.5	$(856.5)	$298.0
Changes in goodwill were (in millions):

	Nine Months Ended September 30,
	2022	2021
January 1	$9,738.6	$9,609.7
Acquisitions	212.8	6.9
Noncontrolling interests in acquired businesses	48.5	37.3
Contingent purchase price obligations of acquired businesses	8.7	88.0
Dispositions	(19.6)	(21.7)
Foreign currency translation	(489.3)	(118.7)
September 30	$9,499.7	$9,601.5
We completed our annual goodwill impairment test as of June 30, 2022. The market assumptions used in our assessment reflected the current economic environment (see Note 1- Risks and Uncertainties). Based on the results of our impairment test, we concluded that at June 30, 2022 our goodwill was not impaired.
5. Debt
Credit Facilities
We have a $2.5 billion multi-currency revolving credit facility, or Credit Facility, with a termination date of February 14, 2025. In addition, we have the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program. Certain of our international subsidiaries have uncommitted credit lines aggregating $556.7 million, which are guaranteed by Omnicom. These facilities provide additional liquidity sources for operating capital and general corporate purposes. During the nine months ended September 30, 2022, there were no borrowings under the Credit Facility, and there were no commercial paper issuances.
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At September 30, 2022, we were in compliance with this covenant as our Leverage Ratio was 2.3 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.

Short-Term Debt
Short-term debt of $10.2 million and $9.6 million at September 30, 2022 and December 31, 2021, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.
Long-Term Debt
Long-term debt was (in millions):

	September 30, 2022	December 31, 2021
3.65% Senior Notes due 2024	$750.0	$750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
€500 million 0.80% Senior Notes due 2027	488.0	568.6
2.45% Senior Notes due 2030	600.0	600.0
4.20% Senior Notes due 2030	600.0	600.0
€500 million 1.40% Senior Notes due 2031	488.0	568.6
2.60% Senior Notes due 2031	800.0	800.0
£325 million 2.25% Senior Notes due 2033	359.6	439.8
	5,485.6	5,727.0
Unamortized discount	(9.2)	(10.8)
Unamortized debt issuance costs	(26.6)	(31.8)
Unamortized deferred gain from settlement of interest rate swaps	0.8	1.3
	$5,450.6	$5,685.7
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
Omnicom and OCI have, jointly and severally, fully and unconditionally guaranteed the obligations of Omnicom Finance Holdings plc, or OFH, a U.K.-based wholly owned subsidiary of Omnicom, with respect to the €500 million 0.80% Senior Notes due 2027 and the €500 million 1.40% Senior Notes due 2031, collectively the Euro Notes. OFH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in Europe, Brazil, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom, OCI or OFH to obtain funds from their subsidiaries through dividends, loans or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFH and each of Omnicom and OCI, respectively.
Omnicom has fully and unconditionally guaranteed the obligations of Omnicom Capital Holdings plc, or OCH, a U.K.-based wholly owned subsidiary of Omnicom, with respect to the £325 million 2.25% Senior Notes due 2033, or the Sterling Notes. OCH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in EMEA, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OCH to obtain funds from their subsidiaries through dividends, loans or advances. The Sterling Notes and the related guarantee are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OCH and Omnicom, respectively.

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
Revenue and long-lived assets and goodwill by geographic region were (in millions):

	Americas	EMEA	Asia-Pacific
September 30, 2022
Revenue - Three months ended	$2,046.3	$970.2	$426.9
Revenue - Nine months ended	6,002.4	3,133.9	1,284.6
Long-lived assets and goodwill	7,753.2	3,039.2	724.2
September 30, 2021
Revenue - Three months ended	$1,894.3	$1,082.4	$458.3
Revenue - Nine months ended	5,957.8	3,170.1	1,305.7
Long-lived assets and goodwill	7,567.2	2,991.1	686.1
7. Income Taxes
Our effective tax rate for the nine months ended September 30, 2022 increased period-over-period to 28.8% from 25.2%. The higher effective tax rate for 2022 was predominantly the result of the non-deductibility of the $113.4 million charges recorded in the first quarter of 2022, arising from the effects of the war in Ukraine, as well as a related additional net charge of $4.8 million. These charges were partially offset by the tax benefit arising from our share-based compensation awards. The effective tax rate for the nine months ended September 30, 2021 reflects a nominal tax applied to the book gain on the disposition of subsidiary resulting from the excess of tax over book basis and a reduction in income tax expense of $11.7 million primarily related to the favorable settlements of uncertain tax positions in certain jurisdictions.
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Historically, during the year we have made discretionary share repurchases. Beginning in 2023, these purchases would be subject to the excise tax. Based on the historical net repurchase activity the excise tax and the other provisions of the IRA are not expected to have a material impact on our results of operations or financial position. However, we are still in the process of analyzing the provisions of the IRA.
At September 30, 2022, our unrecognized tax benefits were $162.3 million. Of this amount, approximately $157.2 million would affect our effective tax rate upon resolution of the uncertain tax positions.
8. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit expense were (in millions):

	Nine Months Ended September 30,
	2022	2021
Service cost	$2.3	$3.9
Interest cost	2.8	2.7
Expected return on plan assets	(0.7)	(0.8)
Amortization of prior service cost	0.3	0.5
Amortization of actuarial losses	2.9	7.0
	$7.6	$13.3

We contributed $0.4 million and $0.5 million to our defined benefit pension plans in each of the nine months ended September 30, 2022 and 2021, respectively.
Postemployment Arrangements
The components of net periodic benefit expense were (in millions):

	Nine Months Ended September 30,
	2022	2021
Service cost	$3.3	$3.6
Interest cost	2.0	1.6
Amortization of prior service cost	2.8	3.1
Amortization of actuarial losses	1.9	2.9
	$10.0	$11.2
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
10. Supplemental Cash Flow Data
The change in operating capital was (in millions):

	Nine Months Ended September 30,
	2022	2021
(Increase) decrease in accounts receivable	$1,235.4	$343.6
(Increase) decrease in work in process and other current assets	(319.2)	(308.6)
Increase (decrease) in accounts payable	(2,048.4)	(1,071.3)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(335.4)	(86.2)
Change in other assets and liabilities, net	(15.5)	111.8
Increase (decrease) in operating capital	$(1,483.1)	$(1,010.7)

Income taxes paid	$341.4	$320.2
Interest paid	$103.5	$157.4
Interest paid for the nine months ended September 30, 2021 includes a $37.7 million cash payment on the early redemption in May 2021 of all the outstanding $1.25 billion principal amount of 3.625% Senior Notes due 2022.
Non-cash increase in lease liabilities (in millions):

	Nine Months Ended September 30,
	2022	2021
Operating leases	$217.4	$111.2
Finance leases	$55.9	$47.9
11. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes were (in millions):

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Nine Months Ended September 30, 2022
January 1	$(16.1)	$(90.4)	$(1,145.8)	$(1,252.3)
Other comprehensive income (loss) before reclassifications	—	—	(489.7)	(489.7)
Reclassification from accumulated other comprehensive income (loss)	3.0	4.5	—	7.5
September 30	$(13.1)	$(85.9)	$(1,635.5)	$(1,734.5)

	Nine Months Ended September 30, 2021
January 1	$(20.1)	$(123.2)	$(1,070.5)	$(1,213.8)
Other comprehensive income (loss) before reclassifications	—	—	(105.5)	(105.5)
Reclassification from accumulated other comprehensive income (loss)	3.0	8.4	—	11.4
September 30	$(17.1)	$(114.8)	$(1,176.0)	$(1,307.9)
13. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis were (in millions):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$3,198.5			$3,198.5
Short-term investments		$94.9		94.9
Marketable equity investments	0.9			0.9
Liabilities:
Foreign currency derivatives		$0.2		$0.2
Contingent purchase price obligations			$137.1	137.1

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$5,316.8			$5,316.8
Marketable equity investments	1.1			1.1
Foreign currency derivatives		$0.3		0.3
Liabilities:
Foreign currency derivatives		$0.1		$0.1
Contingent purchase price obligations			$167.1	167.1
Changes in contingent purchase price obligations were (in millions):

	Nine Months Ended September 30,
	2022	2021
January 1	$167.1	$71.9
Acquisitions	10.7	92.3
Revaluation and interest	—	0.7
Payments	(32.7)	(16.8)
Foreign currency translation	(8.0)	(1.5)
September 30	$137.1	$146.6

The carrying amount and fair value of our financial assets and liabilities were (in millions):

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$3,198.5	$3,198.5	$5,316.8	$5,316.8
Short-term investments	94.9	94.9	—	—
Marketable equity securities	0.9	0.9	1.1	1.1
Non-marketable equity securities	5.6	5.6	6.5	6.5
Foreign currency derivatives	—	—	0.3	0.3
Liabilities:
Short-term debt	$10.2	$10.2	$9.6	$9.6
Foreign currency derivatives	0.2	0.2	0.1	0.1
Contingent purchase price obligations	137.1	137.1	167.1	167.1
Long-term debt	5,450.6	4,851.4	5,685.7	6,011.6
Short-term investments of $94.9 million at September 30, 2022 represent time deposits with original maturities ranging from 91 to 364 days. These investments are classified as held-to-maturity securities because we have the positive intent and ability to hold until maturity. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Fair value is based on observable interest rates for similar securities.
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
Risks and Uncertainties
Global economic challenges, including the impact of the war in Ukraine, the COVID-19 pandemic, severe and sustained inflation, rising interest rates, and supply chain disruptions could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and discipline. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
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
Impact of COVID-19 Pandemic - Update
Beginning in March 2020 and continuing through the first quarter of 2021, our business was impacted by reductions in client spending due to the economic impact related to the COVID-19 pandemic. While mixed by business and geography, the spending reductions impacted all our businesses and markets. Globally, the most impacted businesses were our Experiential discipline, especially in our event marketing businesses, and our Execution & Support discipline, primarily in field marketing. Most of our markets began to improve in April 2021, and the improvement continued through the first nine months of 2022.
Our Business
Revenue for the nine months ended September 30, 2022 decreased slightly to $10,420.9 million, compared to $10,433.6 million in the nine months ended September 30, 2021. Organic growth increased revenue $1,069.5 million, or 10.3%, primarily reflecting increased client spending in all our disciplines and across all our geographic markets compared to the prior year period. The increase in organic revenue was offset by a reduction in acquisition revenue, net of disposition revenue of $612.2 million, or 5.9%, reflecting dispositions in the Advertising & Media discipline in the second quarter of 2021 and the disposition of our businesses in Russia in the first quarter of 2022 (see Note 1 to the unaudited consolidated financial statements), and the negative impact of changes in foreign currency exchange rates of $470.0 million, or 4.5%.
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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the twelve months ended September 30, 2022, our largest client accounted for 2.6% of our revenue, and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 52.6% of our revenue. Our clients operate in virtually every sector of the global economy with no one industry representing more than 17% of our revenue for the nine months ended September 30, 2022. Although our revenue is generally balanced between the United States and international markets, and we have a large and diverse client base, we are not immune to general economic downturns.
Certain global events targeted by major marketers for advertising expenditures, such as the FIFA World Cup and the Olympics, and certain national events, such as the U.S. election process, may affect our revenue period-over-period in certain businesses. Typically, these events do not have a significant impact on our revenue in any period.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions, such as those arising from the war in Ukraine, the COVID-19 pandemic, severe and sustained inflation in countries that comprise our major markets, rising interest rates, and client supply chain issues, pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter.
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
Results of Operations
Revenue for the quarter ended September 30, 2022 increased slightly to $3,443.4 million, compared to $3,435.0 million in the prior year quarter. Organic growth increased revenue $257.7 million, or 7.5%. Changes in foreign exchange rates reduced revenue $216.6 million, or 6.3%, and acquisition revenue, net of disposition revenue, reduced revenue $32.7 million, or 1.0%. The reduction in acquisition revenue, net of disposition revenue, primarily reflects the disposition of our businesses in Russia in the first quarter of 2022. The change in revenue across our geographic markets was: North America increased $147.2 million, or 8.1%, Europe decreased $116.1 million, or 11.3%, Asia-Pacific decreased $31.4 million, or 6.9%, and Latin America increased $4.8 million, or 6.6%. In North America, the increase in revenue reflects organic revenue growth across all our disciplines, especially in our Advertising & Media, Precision Marketing and Public Relations disciplines. In Europe, organic revenue increased in substantially all countries and disciplines, especially our Advertising & Media discipline, which was led by our media business, and our Public Relations and Precision Marketing disciplines. The increase in organic revenue was offset by the weakening of substantially all foreign currencies in the region against the U.S. Dollar, especially the British Pound and the Euro, as well as the disposition of our businesses in Russia in the first quarter of 2022. In Latin America, organic revenue increased in most countries in the region, especially Brazil and Colombia. The increase in organic revenue was partially offset by negative performance in Mexico and the weakening of all currencies in the region against the U.S. Dollar. In Asia-Pacific, organic revenue growth in most of our major markets in the region, particularly Australia, India and Japan, was driven by our Advertising & Media discipline, which was led by our media business, as well as our Execution & Support, Commerce & Brand Consulting and Precision Marketing disciplines. The increase in organic revenue was offset by the weakening of all currencies in the region against the U.S. Dollar and negative performance in our Experiential discipline, primarily caused by continued COVID-19 lock downs in China. The change in revenue in the third quarter of 2022 compared to the third quarter of 2021 in our fundamental disciplines was: Advertising & Media decreased $58.2 million, Precision Marketing increased $51.6 million, Commerce & Brand Consulting increased $8.3 million, Experiential decreased $9.6 million, Execution & Support decreased $19.0 million, Public Relations increased $31.8 million and Healthcare increased $3.5 million.
Revenue for the nine months ended September 30, 2022 decreased slightly to $10,420.9 million, compared to $10,433.6 million in the prior year period. Organic growth increased revenue $1,069.5 million, or 10.3%. Changes in foreign exchange rates reduced revenue $470.0 million, or 4.5%, and acquisition revenue, net of disposition revenue, reduced revenue $612.2 million, or 5.9%. The reduction in acquisition revenue, net of disposition revenue, primarily reflects dispositions in the Advertising & Media discipline in the second quarter of 2021 and the disposition of our businesses in Russia in the first quarter of 2022. The change in revenue across our geographic markets was: North America increased $25.8 million, or 0.4%, Europe decreased $84.4 million, or 2.8%, Asia-Pacific decreased $21.1 million, or 1.6%, and Latin America increased $18.8 million, or 9.1%. In North America, increased organic revenue across all our disciplines, especially in our Advertising & Media, Precision Marketing and Public Relations disciplines, was substantially offset by a reduction in acquisition revenue, net of disposition revenue, primarily due to dispositions in the Advertising & Media discipline in the second quarter of 2021. In Europe, organic revenue increased in substantially all countries and disciplines, especially our Advertising & Media discipline, which was led by our media business, our Experiential discipline, as it continues to recover from the impact of the pandemic, and our Precision Marketing and Public Relations disciplines. The increase in organic revenue was offset by the weakening of substantially all foreign currencies against the U.S. Dollar, especially the British Pound and the Euro, as well as the disposition of our businesses in Russia in the first quarter of 2022. In Latin America, organic revenue increased in most countries in the region, especially Brazil and Colombia. The increase in organic revenue was partially offset by negative performance in Mexico and the weakening of most currencies in the region against the U.S. Dollar. In Asia-Pacific, organic revenue increased in most disciplines, especially our Advertising & Media discipline, which was led by our media business, and in most of our major markets in the region, particularly Australia, India and Japan. The increase in organic revenue was offset by the weakening of all currencies in the region against the U.S. Dollar and negative performance in our Experiential discipline, primarily caused by continued COVID-19 lock downs in China. The change in revenue in the nine months of 2022 compared to the nine months of 2021 in our fundamental disciplines was as follows: Advertising & Media decreased $476.0 million, Precision Marketing increased $186.7 million, Commerce & Brand Consulting increased $44.7 million, Experiential increased $75.1 million, Execution & Support decreased $11.7 million, Public Relations increased $121.5 million and Healthcare increased $47.0 million.
We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up the significant portion of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor and third-party service costs, which include third-party supplier costs when we act as principal in providing services to our clients and client-related travel costs. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses. Adverse and beneficial fluctuations in foreign currencies from period to period impact our results of operations and financial position when we translate our financial statements from local foreign currencies to the U.S. Dollar. However, substantially all of our foreign operations transact business in their local currency mitigating the impact of changes in foreign currency exchange rates on our operating margin percentage.
Operating expenses for the quarter ended September 30, 2022 increased slightly to $2,897.4 million from $2,893.4 million period-over-period, despite the weakening of most foreign currencies, especially the British Pound and Euro, against the U.S. Dollar, which reduced operating expenses for the quarter ended September 30, 2022 as compared to the prior year period. The reduction in operating expenses due to the weakening of foreign currencies was in line with the percentage impact on revenue. Salary and service costs, which tend to fluctuate with changes in revenue, increased $14.3 million, compared to the quarter ended September 30, 2021, reflecting an increase in salary and related service costs of $18.8 million, partially offset by a decrease in third-party service costs of $4.5 million. The increase in salary and related service costs primarily resulted from the increase in organic revenue and an increase in headcount, as well as an increase in travel and related costs, reflecting the continuing return to the office. Third-party service costs decreased during the quarter, primarily due to the disposition of our businesses in Russia in the first quarter of 2022. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $4.5 million, period-over-period, due to lower rent and other occupancy costs, partially offset by an increase in general office expenses and other costs resulting from the return of our workforce to the office. For the quarter ended September 30, 2022 compared to the prior year period, operating profit increased slightly to $546.0 million, operating margin increased to 15.9% from 15.8%, and EBITA margin increased to 16.4% from 16.3%.

Operating expenses for the nine months ended September 30, 2022, increased $122.1 million, or 1.4%, to $8,980.3 million period-over-period. Operating expenses for 2022 reflect charges arising from the effects of the war in Ukraine of $113.4 million. Operating expenses in 2021 were favorably impacted by the $50.5 million gain recorded in connection with the dispositions in the Advertising & Media discipline. The weakening of most foreign currencies, especially the British Pound and Euro, against the U.S. Dollar reduced operating expenses for the nine months ended September 30, 2022 as compared to the prior year period, which was in-line with the percentage reduction from changes in foreign currencies on revenue. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $76.0 million, compared to the nine months of 2021, reflecting a decrease in third-party service costs of $319.3 million, partially offset by an increase in salary and related service costs of $243.3 million. Third-party service costs decreased during the period primarily due to dispositions in the Advertising & Media discipline in the second quarter of 2021 and the disposition of our businesses in Russia in the first quarter of 2022. The increase in salary and related service costs primarily resulted from the increase in organic revenue and an increase in headcount, as well as an increase in travel and related costs, reflecting the continuing return to the office. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $3.2 million, period-over-period, primarily due to an increase in general office expenses and other costs resulting from the return of our workforce to the office, partially offset by lower rent and other occupancy costs. For the nine months ended September 30, 2022 compared to the prior year period, operating profit decreased $134.8 million to $1,440.6 million, operating margin decreased to 13.8% from 15.1%, and EBITA margin decreased to 14.4% from 15.7%. Operating profit, operating margin and EBITA margin for 2022 were negatively impacted by the $113.4 million charges arising from the effects of the war in Ukraine. Operating profit, operating margin and EBITA margin for 2021 were favorably impacted by the $50.5 million gain recorded in connection with the dispositions in the Advertising & Media discipline.
SG&A expenses primarily consist of third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs. SG&A expenses increased $24.1 million in the nine months of 2022 period-over-period, primarily due to increased marketing costs and professional fees.
Net interest expense in the third quarter of 2022 decreased $14.6 million period-over-period to $29.1 million, and in the nine months of 2022 decreased $52.7 million period-over-period to $112.0 million. Interest expense in the third quarter of 2022 increased $1.3 million period-over period to $52.0 million, primarily as a result of issuance the £325 million 2.25% Senior Notes due 2033, or the Sterling Notes, in November 2021. Interest expense on debt in the nine months of 2022 decreased $25.2 million period-over-period to $142.2 million, primarily as a result of the benefit from the early redemption in May 2021 of all the outstanding $1.25 billion principal amount of 3.625% Senior Notes due 2022, or 2022 Notes, which was partially offset by the issuance of the $800 million 2.60% Senior Notes due 2031 in May 2021, and the issuance of the Sterling Notes in November 2021. Interest expense for the nine months of 2021 includes a loss of $26.6 million on the early redemption of the 2022 Notes. Interest income in the third quarter of 2022 increased $15.9 million period-over-period to $22.9 million, and in the nine months of 2022, increased $22.1 million period-over-period to $42.2 million, primarily as a result of higher interest rates on cash balances and the purchase of short-term investments.
Our effective tax rate for the nine months ended September 30, 2022 increased period-over-period to 28.8% from 25.2%. The higher effective tax rate for 2022 was predominantly the result of the non-deductibility of the $113.4 million charges arising from the effects of the war in Ukraine, as well as a related additional net charge of $4.8 million. These charges were partially offset by the tax benefit arising from our share-based compensation awards. The effective tax rate for the nine months ended September 30, 2021 reflects a nominal tax applied to the book gain on the disposition of subsidiary resulting from the excess of tax over book basis and a reduction in income tax expense of $11.7 million primarily related to the favorable settlements of uncertain tax positions in certain jurisdictions.
Net income - Omnicom Group Inc. for the third quarter of 2022 increased to $364.5 million from $355.6 million in the third quarter of 2021 and for the nine months ended September 30, 2022 decreased $104.9 million to $886.7 million from $991.6 million for the nine months ended September 30, 2021. Diluted net income per share - Omnicom Group Inc. for the third quarter of 2022 increased $0.12 to $1.77, from $1.65 in the third quarter of 2021 and decreased to $4.27 in the nine months of 2022, from $4.58 in the nine months of 2021. The period-over-period changes were due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock during the year, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. The impact of the after-tax charges arising from the effects of the war in Ukraine reduced net income - Omnicom Group Inc. for the nine months ended September 30, 2022 by $118.2 million and diluted net income per share - Omnicom Group Inc. by $0.57 per share.
The combined effect of the after-tax gain on the disposition of subsidiary and the loss on the early redemption of the 2022 Notes increased net income - Omnicom Group Inc. for the nine months ended September 30, 2021 by $31.0 million and increased diluted net income per share - Omnicom Group Inc. by $0.14.

RESULTS OF OPERATIONS - Third Quarter 2022 Compared to Third Quarter 2021 (in millions):

	2022	2021
Revenue	$3,443.4	$3,435.0
Operating Expenses:
Salary and service costs	2,476.1	2,461.8
Occupancy and other costs	281.0	285.5
Cost of services	2,757.1	2,747.3
Selling, general and administrative expenses	86.4	95.0
Depreciation and amortization	53.9	51.1
	2,897.4	2,893.4
Operating Profit	546.0	541.6
Operating Margin %	15.9%	15.8%
Interest Expense	52.0	50.7
Interest Income	22.9	7.0
Income Before Income Taxes and Income From Equity Method Investments	516.9	497.9
Income Tax Expense	134.7	120.0
Income From Equity Method Investments	1.1	2.2
Net Income	383.3	380.1
Net Income Attributed To Noncontrolling Interests	18.8	24.5
Net Income - Omnicom Group Inc.	$364.5	$355.6
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	2022	2021
Net Income - Omnicom Group Inc.	$364.5	$355.6
Net Income Attributed To Noncontrolling Interests	18.8	24.5
Net Income	383.3	380.1
Income From Equity Method Investments	1.1	2.2
Income Tax Expense	134.7	120.0
Income Before Income Taxes and Income From Equity Method Investments	516.9	497.9
Interest Expense	52.0	50.7
Interest Income	22.9	7.0
Operating Profit	546.0	541.6
Add back: Amortization of intangible assets	20.1	18.7
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$566.1	$560.3

Revenue	$3,443.4	$3,435.0
EBITA	$566.1	$560.3
EBITA Margin %	16.4%	16.3%

Revenue
Revenue for the quarter ended September 30, 2022 increased slightly to $3,443.4 million, compared to $3,435.0 million in the prior year quarter. Organic growth increased revenue $257.7 million, or 7.5%. Changes in foreign exchange rates reduced revenue $216.6 million, or 6.3%, and acquisition revenue, net of disposition revenue, reduced revenue $32.7 million, or 1.0%. The reduction in acquisition revenue, net of disposition revenue, primarily reflects the disposition of our businesses in Russia in the first quarter of 2022. The change in revenue across our geographic markets was: North America increased $147.2 million, or 8.1%, Europe decreased $116.1 million, or 11.3%, Asia-Pacific decreased $31.4 million, or 6.9%, and Latin America increased $4.8 million, or 6.6%. In North America, the increase in revenue reflects organic revenue growth across all our disciplines, especially in our Advertising & Media, Precision Marketing and Public Relations disciplines. In Europe, organic revenue increased in substantially all countries and disciplines, especially our Advertising & Media discipline, which was led by our media business, and our Public Relations and Precision Marketing disciplines. The increase in organic revenue was offset by the weakening of substantially all foreign currencies in the region against the U.S. Dollar, especially the British Pound and the Euro, as well as the disposition of our businesses in Russia in the first quarter of 2022. In Latin America, organic revenue increased in most countries in the region, especially Brazil and Colombia. The increase in organic revenue was partially offset by negative performance in Mexico and the weakening of all currencies in the region against the U.S. Dollar. In Asia-Pacific, organic revenue growth in most of our major markets in the region, particularly Australia, India and Japan, was driven by our Advertising & Media discipline, which was led by our media business, as well as our Execution & Support, Commerce & Brand Consulting, and Precision Marketing disciplines. The increase in organic revenue was offset by the weakening of all currencies in the region against the U.S. Dollar and negative performance in our Experiential discipline, primarily caused by continued COVID-19 lock downs in China. The change in revenue in the third quarter of 2022 compared to the third quarter of 2021 in our fundamental disciplines was: Advertising & Media decreased $58.2 million, Precision Marketing increased $51.6 million, Commerce & Brand Consulting increased $8.3 million, Experiential decreased $9.6 million, Execution & Support decreased $19.0 million, Public Relations increased $31.8 million and Healthcare increased $3.5 million.
The components of revenue change for the third quarter of 2022 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
September 30, 2021	$3,435.0		$1,705.2		$1,729.8
Components of revenue change:
Foreign exchange rate impact	(216.6)	(6.3)%	—	—%	(216.6)	(12.5)%
Acquisition revenue, net of disposition revenue	(32.7)	(1.0)%	13.2	0.8%	(45.9)	(2.7)%
Organic growth	257.7	7.5%	129.4	7.6%	128.3	7.4%
September 30, 2022	$3,443.4	0.2%	$1,847.8	8.4%	$1,595.6	(7.8)%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,660.0 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,443.4 million less $3,660.0 million for the Total column).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,435.0 million for the Total column).

Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at October 12, 2022 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue in the fourth quarter and for the full year by approximately 6.5% and 5.25%, respectively. In addition, based on acquisition and disposition activity to date, including the disposition of our businesses in Russia, we expect the effect of net acquisitions and dispositions to reduce revenue in the fourth quarter and full year 2022 by approximately 1.4% and 4.7%, respectively.
The change in revenue period-over-period and organic growth in the current period in our geographic markets were (in millions):

	Three Months Ended September 30,
	2022	2021	$ Change	% Organic Growth
Americas:
North America	$1,969.0	$1,821.8	$147.2	7.6%
Latin America	77.3	72.5	4.8	13.1%
EMEA:
Europe	908.2	1,024.3	(116.1)	8.1%
Middle East and Africa	62.0	58.1	3.9	12.2%
Asia-Pacific	426.9	458.3	(31.4)	4.4%
	$3,443.4	$3,435.0	$8.4	7.5%
Revenue in Europe, which includes our primary markets of the United Kingdom, or the U.K., and the Euro Zone, decreased $116.1 million for the third quarter of 2022, primarily resulting from the disposition of our businesses in Russia in the first quarter of 2022. Revenue in the U.K., representing 10.7% of revenue, decreased $15.0 million. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 15.7% of revenue, decreased $101.1 million. The organic revenue growth in Europe of 8.1% reflects organic growth in all disciplines and substantially all countries. The organic revenue growth was offset by the weakening of most currencies in the region against the U.S. Dollar, especially the British Pound and the Euro, and the disposition of our businesses in Russia in the first quarter of 2022.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.6% and 3.1% of revenue for the twelve months ended September 30, 2022 and 2021, respectively. Our ten largest and 100 largest clients represented 19.4% and 52.6% of revenue for the twelve months ended September 30, 2022, respectively, and 21.9% and 54.1% of revenue for the twelve months ended September 30, 2021, respectively.
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

	Three Months Ended September 30,
	2022		2021		2022 vs. 2021
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising & Media	$1,762.4	51.2%	$1,820.6	53.0%	$(58.2)	5.9%
Precision Marketing	361.0	10.5%	309.4	9.0%	51.6	16.3%
Commerce & Brand Consulting	239.6	6.9%	231.3	6.7%	8.3	11.1%
Experiential	123.1	3.6%	132.7	3.9%	(9.6)	2.3%
Execution & Support	239.8	7.0%	258.8	7.5%	(19.0)	3.9%
Public Relations	391.2	11.3%	359.4	10.5%	31.8	12.6%
Healthcare	326.3	9.5%	322.8	9.4%	3.5	5.0%
	$3,443.4		$3,435.0		$8.4	7.5%

We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Three Months Ended September 30,
	2022	2021
Pharmaceuticals and Healthcare	18%	16%
Food and Beverage	14%	14%
Technology	10%	11%
Auto	10%	10%
Consumer Products	7%	8%
Financial Services	8%	7%
Travel and Entertainment	7%	5%
Retail	6%	7%
Telecommunications	4%	6%
Government	3%	3%
Services	3%	2%
Oil, Gas and Utilities	2%	2%
Not-for-Profit	1%	1%
Education	1%	1%
Other	6%	7%
	100%	100%
Operating Expenses
Operating expenses were (in millions):

	Three Months Ended September 30,
	2022		2021		2022 vs. 2021
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,443.4		$3,435.0		$8.4	0.2%
Operating Expenses:
Salary and service costs:
Salary and related service costs	1,749.1	50.8%	1,730.3	50.4%	18.8	1.1%
Third-party service costs	727.0	21.1%	731.5	21.3%	(4.5)	(0.6)%
	2,476.1	71.9%	2,461.8	71.7%	14.3	0.6%
Occupancy and other costs	281.0	8.2%	285.5	8.3%	(4.5)	(1.6)%
Cost of services	2,757.1		2,747.3		9.8	0.4%
Selling, general and administrative expenses	86.4	2.5%	95.0	2.8%	(8.6)	(9.1)%
Depreciation and amortization	53.9	1.6%	51.1	1.5%	2.8	5.5%
	2,897.4	84.1%	2,893.4	84.2%	4.0	0.1%
Operating Profit	$546.0	15.9%	$541.6	15.8%	$4.4	0.8%
Operating expenses for the quarter ended September 30, 2022 increased slightly to $2,897.4 million from $2,893.4 million period-over-period, despite the weakening of most foreign currencies, especially the British Pound and Euro, against the U.S. Dollar, which reduced operating expenses for the quarter ended September 30, 2022 as compared to the prior year period. The reduction in operating expenses due to the weakening of foreign currencies was in line with the percentage impact on revenue. Salary and service costs, which tend to fluctuate with changes in revenue, increased $14.3 million, compared to the quarter ended September 30, 2021, reflecting an increase in salary and related service costs of $18.8 million, partially offset by a decrease in third-party service costs of $4.5 million. The increase in salary and related service costs primarily resulted from the increase in organic revenue and an increase in headcount, as well as an increase in travel and related costs, reflecting the continuing return to the office. Third-party service costs decreased during the quarter, primarily due to the disposition of our businesses in Russia in the first quarter of 2022. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $4.5 million, period-over-period, due to lower rent and other occupancy costs, partially offset by an increase in general office expenses and other costs resulting from the return of our workforce to the office. For the quarter ended September 30, 2022 compared to the prior year period, operating profit increased slightly to $546.0 million, operating margin increased to 15.9% from 15.8%, and EBITA margin increased to 16.4% from 16.3%.

Net Interest Expense
Net interest expense in the third quarter of 2022 decreased $14.6 million period-over-period to $29.1 million. Interest expense in the third quarter of 2022 increased $1.3 million period-over period to $52.0 million, primarily as a result of the issuance of the Sterling Notes in November 2021. Interest income in the third quarter of 2022 increased $15.9 million period-over-period to $22.9 million, primarily as a result of higher interest rates on cash balances and the purchase of short-term investments.
Income Taxes
Our effective tax rate for the third quarter of 2022 increased period-over-period to 26.1% from 24.1%. The third quarter of 2021 reflects a reduction in income tax expense of $11.7 million primarily related to the favorable settlements of uncertain tax positions in certain jurisdictions.
Net Income and Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the third quarter of 2022 increased to $364.5 million from $355.6 million in the third quarter of 2021. Diluted net income per share - Omnicom Group Inc. for the third quarter of 2022 increased $0.12 to $1.77, from $1.65 in the third quarter of 2021, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock during the quarter, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. The translation of our financial statements from local currencies to the U.S. Dollar had a negative effect of approximately 5% on our diluted net income per share for the three months ended September 30, 2022 as compared to the prior year period, in-line with the percentage reduction from changes in foreign currencies on our revenue.

RESULTS OF OPERATIONS - Nine Months of 2022 Compared to Nine Months of 2021 (in millions):

	2022	2021
Revenue	$10,420.9	$10,433.6
Operating Expenses:
Salary and service costs	7,533.9	7,609.9
Occupancy and other costs	874.2	871.0
Charges arising from the effects of the war in Ukraine	113.4	—
Gain on disposition of subsidiary	—	(50.5)
Cost of services	8,521.5	8,430.4
Selling, general and administrative expenses	294.0	269.9
Depreciation and amortization	164.8	157.9
	8,980.3	8,858.2
Operating Profit	1,440.6	1,575.4
Operating Margin %	13.8%	15.1%
Interest Expense	154.2	184.8
Interest Income	42.2	20.1
Income Before Income Taxes and Income From Equity Method Investments	1,328.6	1,410.7
Income Tax Expense	383.3	355.1
Income From Equity Method Investments	2.6	2.1
Net Income	947.9	1,057.7
Net Income Attributed To Noncontrolling Interests	61.2	66.1
Net Income - Omnicom Group Inc.	$886.7	$991.6
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	2022	2021
Net Income - Omnicom Group Inc.	$886.7	$991.6
Net Income Attributed To Noncontrolling Interests	61.2	66.1
Net Income	947.9	1,057.7
Income From Equity Method Investments	2.6	2.1
Income Tax Expense	383.3	355.1
Income Before Income Taxes and Income From Equity Method Investments	1,328.6	1,410.7
Interest Expense	154.2	184.8
Interest Income	42.2	20.1
Operating Profit	1,440.6	1,575.4
Add back: Amortization of intangible assets	60.3	59.8
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$1,500.9	$1,635.2

Revenue	$10,420.9	$10,433.6
EBITA	$1,500.9	$1,635.2
EBITA Margin %	14.4%	15.7%

Revenue
Revenue for the nine months ended September 30, 2022 decreased slightly to $10,420.9 million, compared to $10,433.6 million in the prior year period. Organic growth increased revenue $1,069.5 million, or 10.3%. Changes in foreign exchange rates reduced revenue $470.0 million, or 4.5%, and acquisition revenue, net of disposition revenue, reduced revenue $612.2 million, or 5.9%. The reduction in acquisition revenue, net of disposition revenue, primarily reflects dispositions in the Advertising & Media discipline in the second quarter of 2021 and the disposition of our businesses in Russia in the first quarter of 2022. The change in revenue across our geographic markets was: North America increased $25.8 million, or 0.4%, Europe decreased $84.4 million, or 2.8%, Asia-Pacific decreased $21.1 million, or 1.6%, and Latin America increased $18.8 million, or 9.1%. In North America, increased organic revenue across all our disciplines, especially in our Advertising & Media, Precision Marketing and Public Relations disciplines, was substantially offset by a reduction in acquisition revenue, net of disposition revenue, primarily due to dispositions in the Advertising & Media discipline in the second quarter of 2021. In Europe, organic revenue increased in substantially all countries and disciplines, especially our Advertising & Media discipline, which was led by our media business, our Experiential discipline, as it continues to recover from the impact of the pandemic, and our Precision Marketing and Public Relations disciplines. The increase in organic revenue was offset by the weakening of substantially all foreign currencies against the U.S. Dollar, especially the British Pound and the Euro, as well as the disposition of our businesses in Russia in the first quarter of 2022. In Latin America, organic revenue increased in most countries in the region, especially Brazil and Colombia. The increase in organic revenue was partially offset by negative performance in Mexico and the weakening of most currencies in the region against the U.S. Dollar. In Asia-Pacific, organic revenue increased in most disciplines, especially our Advertising & Media discipline, which was led by our media business, and in most of our major markets in the region, particularly Australia, India and Japan. The increase in organic revenue was offset by the weakening of all currencies in the region against the U.S. Dollar and negative performance in our Experiential discipline, primarily caused by continued COVID-19 lock downs in China. The change in revenue in the nine months of 2022 compared to the nine months of 2021 in our fundamental disciplines was as follows: Advertising & Media decreased $476.0 million, Precision Marketing increased $186.7 million, Commerce & Brand Consulting increased $44.7 million, Experiential increased $75.1 million, Execution & Support decreased $11.7 million, Public Relations increased $121.5 million and Healthcare increased $47.0 million.
The components of revenue change for the nine months of 2022 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
September 30, 2021	$10,433.6		$5,414.2		$5,019.4
Components of revenue change:
Foreign exchange rate impact	(470.0)	(4.5)%	—	—%	(470.0)	(9.4)%
Acquisition revenue, net of disposition revenue	(612.2)	(5.9)%	(524.1)	(9.7)%	(88.1)	(1.8)%
Organic growth	1,069.5	10.3%	525.1	9.7%	544.4	10.8%
September 30, 2022	$10,420.9	(0.1)%	$5,415.2	—%	$5,005.7	(0.3)%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $10,890.9 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($10,420.9 million less $10,890.9 million for the Total column).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($10,433.6 million for the Total column).

The change in revenue period-over-period and organic growth in the current period in our geographic markets were (in millions):

	Nine Months Ended September 30,
	2022	2021	$ Change	% Organic Growth
Americas:
North America	$5,777.5	$5,751.7	$25.8	9.7%
Latin America	224.9	206.1	18.8	12.3%
EMEA:
Europe	2,925.1	3,009.5	(84.4)	11.5%
Middle East and Africa	208.8	160.6	48.2	33.5%
Asia-Pacific	1,284.6	1,305.7	(21.1)	6.5%
	$10,420.9	$10,433.6	$(12.7)	10.3%
Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, decreased $84.4 million for the nine months of 2022 as compared to the prior year period. Revenue in the U.K., representing 11.0% of total revenue, increased $23.9 million. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 17.1% of total revenue, decreased $108.3 million. The organic revenue in Europe of 11.5% reflects growth in all disciplines and substantially all countries. The organic revenue growth was offset by the weakening of most currencies in the region against the U.S. Dollar, especially the British Pound and the Euro and the disposition of our businesses in Russia.
The change in revenue period-over-period and organic growth in the current period by discipline were (in millions):

	Nine Months Ended September 30,
	2022		2021		2022 vs. 2021
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising & Media	$5,362.8	51.5%	$5,838.8	56.0%	$(476.0)	7.8%
Precision Marketing	1,059.1	10.2%	872.4	8.4%	186.7	19.1%
Commerce & Brand Consulting	712.1	6.8%	667.4	6.4%	44.7	12.0%
Experiential	420.2	4.0%	345.1	3.3%	75.1	31.4%
Execution & Support	744.6	7.1%	756.3	7.2%	(11.7)	6.5%
Public Relations	1,144.3	11.0%	1,022.8	9.8%	121.5	14.1%
Healthcare	977.8	9.4%	930.8	8.9%	47.0	7.3%
	$10,420.9		$10,433.6		$(12.7)	10.3%
We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Nine Months Ended September 30,
	2022	2021
Pharmaceuticals and Healthcare	16%	16%
Food and Beverage	14%	14%
Technology	11%	10%
Auto	10%	10%
Consumer Products	8%	8%
Financial Services	7%	7%
Travel and Entertainment	7%	8%
Retail	6%	7%
Telecommunications	5%	5%
Services	2%	2%
Oil, Gas and Utilities	2%	1%
Not-for-Profit	1%	1%
Government	3%	3%
Education	1%	1%
Other	7%	7%
	100%	100%

Operating Expenses
Operating expenses were (in millions):

	Nine Months Ended September 30,
	2022		2021		2022 vs. 2021
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$10,420.9		$10,433.6		$(12.7)	(0.1)%
Operating Expenses:
Salary and service costs:
Salary and related service costs	5,344.5	51.3%	5,101.2	48.9%	243.3	4.8%
Third-party service costs	2,189.4	21.0%	2,508.7	24.0%	(319.3)	(12.7)%
	7,533.9	72.3%	7,609.9	72.9%	(76.0)	(1.0)%
Occupancy and other costs	874.2	8.4%	871.0	8.3%	3.2	0.4%
Charges arising from the effects of the war in Ukraine	113.4	1.1%	—		113.4
Gain on sale of subsidiary	—		(50.5)	(0.5)%	50.5
Cost of services	8,521.5		8,430.4		91.1	1.1%
Selling, general and administrative expenses	294.0	2.8%	269.9	2.6%	24.1	8.9%
Depreciation and amortization	164.8	1.6%	157.9	1.5%	6.9	4.4%
	8,980.3	86.2%	8,858.2	84.9%	122.1	1.4%
Operating Profit	$1,440.6	13.8%	$1,575.4	15.1%	$(134.8)	(8.6)%
Operating expenses for the nine months ended September 30, 2022, increased $122.1 million, or 1.4%, to $8,980.3 million period-over-period. Operating expenses for 2022 reflect charges arising from the effects of the war in Ukraine of $113.4 million. Operating expenses in 2021 were favorably impacted by the $50.5 million gain recorded in connection with the dispositions in the Advertising & Media discipline. The weakening of most foreign currencies, especially the British Pound and Euro, against the U.S. Dollar reduced operating expenses for the nine months ended September 30, 2022 as compared to the prior year period, which was in-line with the percentage reduction from changes in foreign currencies on revenue. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $76.0 million, compared to the nine months of 2021, reflecting a decrease in third-party service costs of $319.3 million, partially offset by an increase in salary and related service costs of $243.3 million. Third-party service costs decreased during the period primarily due to dispositions in the Advertising & Media discipline in the second quarter of 2021 and the disposition of our businesses in Russia in the first quarter of 2022. The increase in salary and related service costs primarily resulted from the increase in organic revenue and an increase in headcount, as well as an increase in travel and related costs, reflecting the continuing return to the office. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $3.2 million, period-over-period, primarily due to an increase in general office expenses and other costs resulting from the return of our workforce to the office, partially offset by lower rent and other occupancy costs. For the nine months ended September 30, 2022 compared to the prior year period, operating profit decreased $134.8 million to $1,440.6 million, operating margin decreased to 13.8% from 15.1%, and EBITA margin decreased to 14.4% from 15.7%. Operating profit, operating margin and EBITA margin for 2022 were negatively impacted by the $113.4 million charges arising from the effects of the war in Ukraine. Operating profit, operating margin and EBITA margin for 2021 were favorably impacted by the $50.5 million gain recorded in connection with the dispositions in the Advertising & Media discipline.
Net Interest Expense
Net interest expense in the nine months of 2022 decreased $52.7 million period-over-period to $112.0 million. Interest expense on debt in the nine months of 2022 decreased $25.2 million period-over-period to $142.2 million, primarily as a result of the benefit from the early redemption in May 2021 of all the outstanding 2022 Notes, partially offset by the issuance of the 2031 Notes in May 2021 and the issuance of the Sterling Notes in November 2021. Interest expense for the nine months of 2021 includes a loss of $26.6 million on the early redemption of the 2022 Notes. Interest income in the nine months of 2022 increased $22.1 million period-over-period to $42.2 million, reflecting higher interest rates on cash balances and the purchase of short-term investments.
Income Taxes
Our effective tax rate for the nine months ended September 30, 2022 increased period-over-period to 28.8% from 25.2%. The higher effective tax rate for 2022 was predominantly the result of the non-deductibility of the $113.4 million charges recorded in the first quarter of 2022 arising from the effects of the war in Ukraine, as well as a related additional net charge of $4.8 million. These charges were partially offset by the tax benefit arising from our share-based compensation awards. The effective tax rate for the nine months ended September 30, 2021 reflects a nominal tax applied to the book gain on the disposition of subsidiary resulting from the excess of tax over book basis and a reduction in income tax expense of $11.7 million primarily related to the favorable settlements of uncertain tax positions in certain jurisdictions.
Net Income and Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the nine months of 2022 decreased $104.9 million to $886.7 million from $991.6 million in the nine months of 2021. The period-over-period decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. decreased to $4.27 in the nine months of 2022, from $4.58 in the nine months of 2021, due to the factors described above, partially offset by the impact of the reduction in our weighted average common shares outstanding resulting from the repurchases of our common stock during the year, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. The impact of the after-tax charges arising from the effects of the war in Ukraine reduced net income - Omnicom Group Inc. for the nine months ended September 30, 2022 by $118.2 million and diluted net income per share - Omnicom Group Inc. by $0.57.
The combined effect of the after-tax gain on the disposition of subsidiary and the loss on the early redemption of the 2022 Notes increased net income - Omnicom Group Inc. for the nine months ended September 30, 2021 by $31.0 million and increased diluted net income per share - Omnicom Group Inc. by $0.14.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Our primary short-term liquidity sources are our operating cash flow, cash and cash equivalents and short-term investments. Additional liquidity sources include our $2.5 billion multi-currency revolving credit facility, or Credit Facility, with a termination date of February 14, 2025, the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, and access to the capital markets. Certain of our international subsidiaries have uncommitted credit lines aggregating $556.7 million, which are guaranteed by Omnicom. Our liquidity funds our non-discretionary cash requirements and our discretionary spending.
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
Cash and cash equivalents decreased $2,118.3 million from December 31, 2021. During the first nine months of 2022, we used $250.6 million of cash in operating activities, which included the use for operating capital of $1,483.1 million, primarily related to our typical working capital requirement during the period. Discretionary spending for the first nine months of 2022 was $1,382.3 million as compared to $866.6 million for the prior year period. Discretionary spending for the first nine months of 2022 is comprised of capital expenditures of $65.6 million, dividends paid to common shareholders of $437.7 million, dividends paid to shareholders of noncontrolling interests of $62.9 million, repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $485.9 million, and net acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests of $330.2 million. In addition, we purchased $94.9 million of short-term investments with original maturities ranging from 91 to 364 days, which reduced our cash and cash equivalents but had no impact on our liquidity. The impact of foreign exchange rate changes reduced cash and cash equivalents by $371.2 million.
Based on past performance and current expectations, we believe that our operating cash flow will be sufficient to meet our non-discretionary cash requirements for the next twelve months and that the availability of our Credit Facility will be sufficient to meet our long-term liquidity requirements.
Cash Management
Our regional treasury centers in North America, Europe and Asia manage our cash and liquidity. Each day, operations with excess funds invest those funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. Treasury centers with excess cash invest on a short-term basis with third parties, generally with maturities ranging from overnight to less than 90 days. In 2022, we purchased $94.9 million of short-term investments. Certain treasury centers have notional pooling arrangements that are used to manage their cash and set-off foreign exchange imbalances. The arrangements require each treasury center to have its own notional pool account and to maintain a notional positive account balance. Additionally, under the terms of the arrangement, set-off of foreign exchange positions are limited to the long and short positions within their own account. To the extent that our treasury centers require liquidity, they have the ability to issue up to a total of $2 billion of U.S. Dollar-denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, or borrow under the Credit Facility or the uncommitted credit lines. This process enables us to manage our debt more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate imbalances. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines. We have a policy governing counterparty credit risk with financial institutions that hold our cash and cash equivalents and we have deposit limits for each institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of institutions that are party to the Credit Facility. These institutions generally have credit ratings equal to or better than our credit ratings. In countries where we do not conduct treasury operations, all cash and cash equivalents are held by counterparties that meet specific minimum credit standards.
At September 30, 2022, our foreign subsidiaries held approximately $1.5 billion of our total cash and cash equivalents of $3.2 billion. Most of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.

At September 30, 2022, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments increased $1,788.9 million to $2,167.4 million from December 31, 2021. The increase in net debt primarily resulted from the use of cash of $250.6 million for operating activities, which included the use for operating capital of $1,483.1 million, primarily related to our typical working capital requirement during the period, discretionary spending of $1,382.3 million (see Cash Sources and Requirements above), and a reduction in cash and cash equivalents of $371.2 million from the changes in foreign exchange rates, partially offset by a reduction of long-term debt of approximately $240 million attributed to the impact of foreign exchange rate changes.
The components of net debt were (in millions):

	September 30, 2022	December 31, 2021	September 30, 2021
Short-term debt	$10.2	$9.6	$10.2
Long-term debt	5,450.6	5,685.7	5,271.7
Total debt	5,460.8	5,695.3	5,281.9
Less:
Cash and cash equivalents	3,198.5	5,316.8	4,431.2
Short-term investments	94.9	—	—
Net debt	$2,167.4	$378.5	$850.7
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
Omnicom and OCI have, jointly and severally, fully and unconditionally guaranteed the obligations of Omnicom Finance Holdings plc, or OFH, a U.K.-based wholly owned subsidiary of Omnicom, with respect to the €500 million 0.80% Senior Notes due 2027 and the €500 million 1.40% Senior Notes due 2031, collectively the Euro Notes. OFH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in Europe, Brazil, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom, OCI or OFH to obtain funds from their subsidiaries through dividends, loans or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFH and each of Omnicom and OCI, respectively.
Omnicom has fully and unconditionally guaranteed the obligations of Omnicom Capital Holdings plc, or OCH, a U.K.-based wholly owned subsidiary of Omnicom, with respect to the £325 million 2.25% Senior Notes due 2033, or the Sterling Notes. OCH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in EMEA, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OCH to obtain funds from their subsidiaries through dividends, loans or advances. The Sterling Notes and the related guarantee are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OCH and Omnicom, respectively.
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At September 30, 2022, we were in compliance with this covenant as our Leverage Ratio was 2.3 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.

Borrowings under the Credit Facility may use LIBOR as the benchmark interest rate. The LIBOR benchmark rate is expected to be phased out by June 2023. We do not expect that the discontinuation of the LIBOR rate will have a material impact on our liquidity or results of operations.
At September 30, 2022, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. The long-term debt indentures and the Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
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
We have typically funded our day-to-day liquidity by issuing commercial paper. Beginning in the third quarter of 2020 and continuing through the third quarter of 2022, we substantially reduced our commercial paper issuances as compared to prior years primarily as a result of our cash management during the recovery from the pandemic. We did not issue commercial paper in each of the nine months ended September 30, 2022 and 2021. Additional liquidity sources include our Credit Facility and the uncommitted credit lines.
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
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 2.6% and 3.1% of revenue for the twelve months ended September 30, 2022 and 2021, respectively. However, during periods of economic downturn, the credit profiles of our clients could change.
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

ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2022, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of September 30, 2022. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended September 30, 2022 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2022	431,513	$65.31	—	—
August 1 - August 31, 2022	20,772	72.25	—	—
September 1 - September 30, 2022	979,177	66.35	—	—
	1,431,462	$66.12	—	—
During the three months ended September 30, 2022, we purchased 1,079,177 shares of our common stock in the open market for general corporate purposes, and we withheld 352,285 shares from employees to satisfy estimated statutory income tax obligations related to the vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise and vesting dates. There were no unregistered sales of equity securities during the three months ended September 30, 2022.
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

OMNICOM GROUP INC.
Date:	October 19, 2022	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)