Form 10-K
period 2022-12-31
OMNICOM GROUP INC.
filed 2023-02-08
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2022 was $12,846,357,000. As of February 1, 2023, there were 202,713,338 shares of Omnicom Group Inc. Common Stock outstanding.
Portions of the Omnicom Group Inc. Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 2, 2023 are incorporated by reference into Part III of this report to the extent described herein.

OMNICOM GROUP INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial position, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include: adverse economic conditions, including those caused by the war in Ukraine, the lingering effects of the COVID-19 pandemic, high and sustained inflation in countries that comprise our major markets, rising interest rates, and supply chain issues affecting the distribution of our clients’ products; international, national or local economic conditions that could adversely affect the Company or its clients; losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and a deterioration or a disruption in the credit markets; the ability to attract new clients and retain existing clients in the manner anticipated; changes in client advertising, marketing and corporate communications requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising, marketing and corporate communications industries; the ability to hire and retain key personnel; currency exchange rate fluctuations; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company or its clients; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; the Company’s international operations, which are subject to the risks of currency repatriation restrictions, social or political conditions and regulatory environment; and risks related to our environmental, social and governance goals and initiatives, including impacts from regulators and other stakeholders, and the impact of factors outside of our control on such goals and initiatives. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.

ii

PART I
Introduction
This report is our 2022 annual report to shareholders and our 2022 Annual Report on Form 10-K, or 2022 Form 10-K.
Omnicom Group Inc., a New York corporation formed in 1986, through its branded networks and agencies provides advertising, marketing and corporate communications services to over 5,000 clients in more than 70 countries. The terms “Omnicom,” “the Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and its subsidiaries unless the context indicates otherwise.
Item 1. Business
Our Business
Omnicom is a strategic holding company providing advertising, marketing and corporate communications services to many of the largest global companies. Our portfolio of companies includes our global networks, BBDO, DDB, TBWA, Omnicom Media Group, the DAS Group of Companies, and the Communications Consultancy Network. All of our global networks integrate their service offerings with the Omnicom branded practice areas, including the Omnicom Health Group, the Omnicom Precision Marketing Group, the Omnicom Commerce Group, the Omnicom Advertising Collective, the Omnicom Public Relations Group, and the Omnicom Brand Consulting Group, as well as our Experiential businesses and Execution & Support businesses, which includes the Omnicom Specialty Marketing Group.
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
On a global, pan-regional and local basis, our networks, practice areas and agencies provide a comprehensive range of services in the following fundamental disciplines: Advertising & Media, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations and Healthcare. Advertising & Media includes creative services across digital and traditional media, strategic media planning and buying, performance media and data analytics services. Precision Marketing includes digital and direct marketing, digital transformation consulting and data and analytics. Commerce & Brand Consulting services include brand and product consulting, strategy and research, retail marketing and ecommerce marketing. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, digital and physical merchandising, point-of-sale and product placement, as well as other specialized marketing and custom communications services. Public Relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. As a leading global advertising, marketing and corporate communications company, we operate in all major markets. Our geographic markets include: the Americas, which includes North America and Latin America, Europe, the Middle East and Africa (EMEA), and Asia Pacific.
Our business model was built and continues to evolve around our clients. While our networks, practice areas and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. Our fundamental business principle is that our clients’ specific marketing requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. We use our client-centric approach to grow our business by expanding our service offerings to existing clients, moving into new markets and obtaining new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that currently serve or could serve our existing clients. In addition to collaborating through our client service models, our agencies and networks collaborate across internally developed technology platforms. Annalect and Omni, our proprietary data and analytics platforms, serve as the strategic resource for all of our agencies and networks to share when developing client service strategies across our virtual networks. These platforms provide precision marketing and insights at scale across creative, media and other disciplines.
Driven by our clients’ continuous demand for more effective and efficient marketing activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives.

Our service offerings include:

advertising	marketing research
branding	media planning and buying
content marketing	retail media planning and buying
corporate social responsibility consulting	merchandising and point of sale
crisis communications	mobile marketing
custom publishing	multi-cultural marketing
data analytics	non-profit marketing
database management	organizational communications
digital/direct marketing and post-production services	package design
digital transformation consulting	product placement
entertainment marketing	promotional marketing
experiential marketing	public affairs
field marketing	public relations
financial/corporate business-to-business advertising	retail marketing
graphic arts/digital imaging	retail media and ecommerce
healthcare marketing and communications	search engine marketing
instore design	shopper marketing
interactive marketing	social media marketing
investor relations	sports and event marketing
Certain business trends have impacted our business and industry. These trends include clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms. As clients increase their demands for marketing effectiveness and efficiency, they tend to continue to consolidate their business within one or a small number of service providers in the pursuit of a single engagement covering all consumer touch points. We have structured our business around these trends. We believe that our key client matrix organization structure approach to collaboration and integration of our services and solutions have provided a competitive advantage to our business in the past and we expect this to continue over the medium and long term. Our key client matrix organization structure facilitates superior client management and allows for greater integration across our service platforms. Our overarching strategy is to continue to use our virtual client networks to grow our business relationships with our largest clients by serving them across our networks, disciplines and geographies.
We continually evaluate our portfolio of businesses to identify areas for investment and acquisition opportunities, as well as to identify non-strategic or underperforming businesses for disposition. For information about our acquisitions and dispositions, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, - Acquisitions and Goodwill and Note 5 to the consolidated financial statements. In each of the three years ended December 31, 2022, none of our acquisitions or dispositions, individually or in the aggregate, was material to our results of operations or financial position.
The various components of our business, including revenue by discipline and geographic area, and material factors that affected us in the three years ended December 31, 2022, are discussed in the MD&A.
Our Clients
Our clients operate in virtually every sector of the global economy. In many cases, multiple agencies or networks serve different brands, product groups or both within the same client. For example, in 2022, our largest client represented 2.7% of revenue and was served by approximately 90 of our agencies. Our 100 largest clients, many of which represent the largest global companies, represented approximately 53% of revenue and were each served, on average, by approximately 54 of our agencies. Although we have a large and diverse client base, we are not immune to general economic downturns.
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

Human Capital Resources and Environmental Sustainability Initiatives
Our employees are our most important assets. We believe a critical component of our success depends on the ability to attract, develop and retain key personnel. The skill sets of our workforce across our agencies and within each discipline are similar. Common to all is the ability to understand a client’s brand or product and its selling proposition and to develop a unique message to communicate the value of the brand or product to the client’s target audience, whether through traditional channels or emerging digital platforms. Recognizing the importance of this core competency, we support and develop our employees through training and development programs that build and strengthen employees’ leadership and professional skills.
Human capital management strategies are developed collectively by senior management, including the management teams of our networks, practice areas, and agencies, and are overseen by our Board of Directors. We are committed to efforts that ensure that the workplace is equitable, ethical, fosters an inclusive work environment across our global workforce and respects human rights. Our social and human capital management priorities include, among other things, adopting codes of conduct and business ethics, providing competitive wages and benefits, comprehensive training programs, succession planning, promoting diversity and inclusion and implementing programs that prioritize the achievement of systemic equity throughout our organization.
At December 31, 2022, we employed approximately 74,200 people worldwide, including 31,500 people in the Americas, 27,500 people in EMEA, and 15,200 people in Asia Pacific. Our largest employee base is the United States, where we employed approximately 25,600 people. None of our regular employees in the United States are represented by a labor union. In certain countries outside the United States, primarily in Europe, some employees are represented by work councils. See the MD&A for a discussion of the effect of salary and related costs on our results of operations.
Our environmental sustainability initiatives focus on efficiency of office space, energy usage and travel. In connection with our environmental sustainability efforts, we are a signatory to the UN Global Compact, a principle-based framework to encourage businesses and firms worldwide to adopt sustainable and socially responsible policies. We support the UN Sustainable Development Goals, a collection of global goals designed to be a blueprint to achieve a better, more inclusive and sustainable future. Also, we are committed to joining the Science-Based Target Initiative (SBTi), which publicly audits companies on their emissions reduction efforts.
Information About Our Executive Officers
At February 1, 2023, our executive officers were:

Name	Position	Age
John D. Wren	Chairman of the Board and Chief Executive Officer	70
Daryl Simm	President and Chief Operating Officer	61
Philip J. Angelastro	Executive Vice President and Chief Financial Officer	58
Andrew L. Castellaneta	Senior Vice President, Chief Accounting Officer	64
Louis F. Januzzi	Senior Vice President, General Counsel and Secretary	49
Rochelle M. Tarlowe	Senior Vice President and Treasurer	52
Jonathan B. Nelson	CEO, Omnicom Digital	55
Mr. Wren was named Chairman of the Board and Chief Executive Officer in May 2018 and previously served as President and Chief Executive Officer from 1997 to May 2018. Mr. Simm was named President and Chief Operating Officer in November 2021 and previously served as Chief Executive Officer of Omnicom Media Group for more than 20 years. Mr. Januzzi was named Senior Vice President, General Counsel and Secretary in December 2022 and previously served as Senior Vice President & Deputy General Counsel - Corporate from May 2021 to December 2022 and as Associate General Counsel - Corporate Development & Finance from March 2016 to May 2021. Ms. Tarlowe was named Senior Vice President and Treasurer in May 2019 and previously served as Senior Vice President and Treasurer of Avis Budget Group from 2007 until April 2019. All other executive officers have held their present position for at least five years. Additional information about our directors and executive officers will appear in our definitive proxy statement, which is expected to be filed with the United States Securities and Exchange Commission, or SEC, in March 2023.
Available Information
We file annual, quarterly and current reports and any amendments to those reports, proxy statements and other information with the SEC. Documents we file with the SEC are available free of charge on our website at http://investor.omnicomgroup.com, as soon as reasonably practicable after such material is filed with the SEC. Any document we file with the SEC is available on the SEC’s website at www.sec.gov. The information included on or available through our website is not part of this or any other report we file with the SEC.

Item 1A. Risk Factors
Economic Risks
Adverse economic conditions, a reduction in client spending, a deterioration in the credit markets or a delay in client payments could have a material effect on our business, results of operations and financial position.
Macroeconomic conditions have a direct impact on our business, results of operations and financial position. Adverse economic conditions, including high and sustained inflation, rising interest rates, supply chain issues affecting the distribution of our clients’ products, or a disruption in the credit markets, pose a risk that clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications projects. Such actions would reduce the demand for our services and could result in a reduction in our revenue, which would adversely affect our business, results of operations and financial position. A contraction in the availability of credit may make it more difficult for us to meet our working capital requirements. In addition, a disruption in the credit markets could adversely affect our clients liquidity and could cause them to delay payment for our services or take other actions that would negatively affect our working capital. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements, which may not be available on favorable terms, or at all. Even if we take action to respond to adverse economic conditions, reductions in revenue and disruptions in the credit markets by aligning our cost structure and more efficiently managing our working capital, such actions may not be effective.
A period of sustained inflation across all the major markets in which we operate could result in higher operating costs.
Our principal operating expenses are salary and service costs and occupancy and related costs. Inflationary pressures typically result in increases to our operating expenses. In cases of sustained inflation across several of our major markets, it becomes increasingly difficult to effectively control increases to our costs. In addition, the effects of inflation on consumers budgets could result in the reduction of our clients’ spending plans on the advertising, marketing and communication services we provide. If we are unable to increase our fees or take other actions to mitigate the effect of the resulting higher costs, our business, results of operations and financial position could be negatively impacted.
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
Where purchases of media and production services are made by our agencies as a principal or are not subject to the theory of sequential liability, the risk of a material loss as a result of payment default by our clients could increase significantly, and such a loss could have a material adverse effect on our business, results of operations and financial position.
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
Historically, we conducted operations in Russia and Ukraine through local agencies in which we held a majority stake. During the first quarter of 2022, the war in Ukraine required us to suspend our business operations in Ukraine, and we disposed of all of our businesses in Russia.
The war in Ukraine is ongoing and its duration is uncertain. We cannot predict the outcome of the war in Ukraine or its impact on the broader region, as the conflict and related government actions are evolving and are beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions, which may include increased energy costs and further supply chain disruptions, could be significant and could adversely impact our business, results of operations and financial position in the future. Our clients’ businesses, results of operations and financial position could also be adversely impacted by the war in Ukraine, which could impact client spending on our services.

The COVID-19 pandemic negatively impacted our business, results of operations and financial position, and the COVID-19 pandemic or other similar public health crises could adversely impact our business, results of operations and financial position in the future.
The COVID-19 pandemic negatively impacted our business, results of operations and financial position beginning in 2020 and continuing through the first quarter of 2021. Global economic conditions may continue to be uncertain as long as the COVID-19 pandemic, or other similar public health crises, including the emergence of new COVID-19 variants, remain or become a public health threat. Demand for certain of our services may be adversely affected by government measures, including restrictions on travel and business operation and quarantine and stay-at-home orders arising from a recurrence of a pandemic, or similar public health crises. The extent of the impact on our business will depend on numerous factors that we are not able to accurately predict, including the geographic regions that may be affected.
Business and Operational Risks
Clients periodically review and change their advertising, marketing and corporate communications requirements and relationships. If we are unable to remain competitive or retain key clients, our business, results of operations and financial position may be adversely affected.
We operate in a highly competitive industry. Key competitive considerations for retaining existing clients and winning new clients include our ability to develop solutions that meet client needs in a rapidly changing environment, the quality and effectiveness of our services and our ability to serve clients efficiently, particularly large multinational clients, on a broad geographic basis. From time to time, clients may put their advertising, marketing and corporate communications business up for competitive review. We have won and lost accounts as a result of these reviews. To the extent that we are not able to remain competitive or retain key clients, our revenue may be adversely affected, which could have a material adverse effect on our business, results of operations and financial position.
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
In 2022, our 100 largest clients represented approximately 53% of our revenue. Clients generally are able to reduce or cancel current or future spending on advertising, marketing and corporate communications projects at any time on short notice for any reason. A significant reduction in spending on our services by our largest clients, or the loss of several of our largest clients, if not replaced by new clients or an increase in business from existing clients, would adversely affect our revenue and could have a material adverse effect on our business, results of operations and financial position.
We rely extensively on information technology systems, and cybersecurity incidents could adversely affect us.
We rely on information technology systems and infrastructure to connect with our clients, people and others, and to store and process business and financial data. Increased cybersecurity threats and attacks, including computer viruses, hacking and ransomware attacks, are constantly evolving and pose a risk to our systems and networks. Security breaches, improper use of our systems and unauthorized access to our data and information by employees and others may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. We also have access to sensitive or personal data or information that is subject to privacy laws and regulations. Our systems and processes may be unable to prevent material security breaches, and such breaches could adversely affect our business, results of operations, financial position and reputation.
Our third-party service providers, including cloud providers, store, transmit and process data. These third-party service providers are also subject to malicious attacks and cybersecurity threats that could adversely affect us.
In addition, during the COVID-19 pandemic many of our employees worked from home for all or part of the time. Currently, many agencies continue to operate on a hybrid work schedule where employees are working from home part of the time. The number of employees working from home varies by market and is dependent on local conditions. The increase in the number of employees working from home may increase certain business and process control risks, including increased risk of cybersecurity incidents and exposure of sensitive business and client advertising and marketing information, as well as personal data or information.
Risks Related to International Operations
Currency exchange rate fluctuations have impacted, and in the future could impact, our business, results of operations and financial position.
In 2022, our international operations represented approximately 48% of our revenue. We operate in all major international markets including the Euro Zone, the United Kingdom, or the U.K., Australia, Brazil, Canada, China and Japan. Our agencies transact business in more than 50 different currencies. Substantially all of our foreign operations transact business in their local currency and, accordingly, their financial statements are translated into U.S. Dollars. As a result, both adverse and beneficial fluctuations in foreign exchange rates impact our business, results of operations and financial position. In addition, funds transferred to the United States can be adversely or beneficially impacted by changes in foreign currency exchange rates.
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
In accordance with generally accepted accounting principles in the United States, or U.S. GAAP or GAAP, we have recorded a significant amount of goodwill related to our acquisitions; a substantial portion of which represents the intangible specialized know-how of the acquired workforce. As discussed in Note 2 to the consolidated financial statements, we review the carrying value of goodwill for impairment annually at the end of the second quarter and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in the financial statements included in this report, that our goodwill is not impaired, future events could cause us to conclude that the intangible asset values associated with a given operation may become impaired. Any resulting non-cash impairment charge could have a material adverse effect on our business, results of operations and financial position.
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
Expectations relating to environmental, social and governance considerations expose us to potential liabilities, reputational harm and other unforeseen adverse effects on our business.
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our environmental, social and governance goals and initiatives through information provided on our website, press statements and other communications, including through our Corporate Responsibility Report. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties and requires ongoing investments. The success of our goals and initiatives may be impacted by factors that are outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus and views of stakeholders may change and evolve over time and vary depending on the jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and views could materially adversely affect our business, reputation, results of operations, financial position and stock price.
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
Item 4. Mine Safety Disclosures
Not Applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed and trades on the New York Stock Exchange under the symbol OMC. As of February 1, 2023, there were 1,858 shareholders of record.
Common stock repurchase activity during the three months ended December 31, 2022 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2022	231,261	$63.96	—	—
November 1 - November 30, 2022	—	$0	—	—
December 1 - December 31, 2022	1,205,736	$78.35	—	—
	1,436,997	$76.04	—	—

During the three months ended December 31, 2022, we purchased 1,361,818 shares of common stock in the open market, and withheld 75,179 shares of common stock from employees to satisfy estimated statutory income tax obligations related to the vesting of restricted stock awards and stock option exercises. The value of the stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date. There were no unregistered sales of equity securities during the three months ended December 31, 2022.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY
Risks and Uncertainties
Current global economic challenges, including the impact of the war in Ukraine, the lingering effects of the COVID-19 pandemic, high and sustained inflation, rising interest rates, and supply chain disruptions could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and discipline. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
Impact of the War in Ukraine
Historically, we conducted operations in Russia and Ukraine through local agencies in which we held a majority stake. During the first quarter of 2022, the war in Ukraine required us to suspend our business operations in Ukraine. The war resulted in the imposition of sanctions by the United States, the United Kingdom, and the European Union, that affected the cross-border operations of businesses operating in Russia. In addition, Russian regulators imposed currency restrictions and regulations. All of these actions created uncertainty regarding our ability to recover our investment in our operations in Russia, as well as our ability to exercise control over the operations. Therefore, the ability to continue operations in Russia was uncertain. As a result, we disposed of all of our businesses in Russia. Accordingly, in the first quarter of 2022, we recorded pretax charges of $113.4 million, which primarily consisted of the net investment in our Russian businesses, and included charges related to the suspension of operations in Ukraine.
Lingering Effects of the COVID-19 Pandemic
The COVID-19 pandemic adversely affected global economic activity. Beginning in March 2020 and continuing through the first quarter of 2021, our business was impacted by reductions in client spending due to the COVID-19 pandemic. While mixed by business and geography, the spending reductions impacted all our businesses and markets. Globally, the most impacted businesses were our Experiential discipline, especially in our event marketing businesses, and our Execution & Support discipline, primarily in field marketing. Most markets began to improve in April 2021.
Our Business
We are a strategic holding company providing advertising, marketing and corporate communications services to many of the largest global companies. Our portfolio of companies includes our global networks, BBDO, DDB, TBWA, Omnicom Media Group, the DAS Group of Companies, and the Communications Consultancy Network. All of our global networks integrate their service offerings with the Omnicom branded practice areas, including the Omnicom Health Group, the Omnicom Precision Marketing Group, the Omnicom Commerce Group, the Omnicom Advertising Collective, the Omnicom Public Relations Group, and the Omnicom Brand Consulting Group, as well as our Experiential businesses and Execution & Support businesses, which includes the Omnicom Specialty Marketing Group.
On a global, pan-regional and local basis, our networks, practice areas and agencies provide a comprehensive range of services in the following fundamental disciplines: Advertising & Media, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations and Healthcare. Advertising & Media includes creative services across digital and traditional media, strategic media planning and buying, performance media and data analytics services. Precision Marketing includes digital and direct marketing, digital transformation consulting and data and analytics. Commerce & Brand Consulting services include brand and product consulting, strategy and research, retail marketing and ecommerce marketing. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising, point-of-sale and product placement, as well as other specialized marketing and custom communications services. Public Relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies.
Our business model was built and continues to evolve around our clients. While our networks, practice areas and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. Our fundamental business principle is that our clients’ specific marketing requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. We use our client-centric approach to grow our business by expanding our service offerings to existing clients, moving into new markets and obtaining new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that currently serve or could serve our existing clients.
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large client base. For the year ended December 31, 2022, our largest client represented 2.7% of revenue, and our 100 largest clients, which represent many of the world's major marketers, represented approximately 53% of revenue. Our clients operate in virtually every sector of the global economy, with no one industry representing more than 17% of our revenue in 2022. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
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
Given our size and breadth, we manage our business by monitoring several financial indicators. The key performance indicators that we focus on are revenue growth and variability of operating expenses. We analyze revenue growth by reviewing the components and mix of the growth, including growth by principal regional market, practice area and marketing discipline, the impact from foreign currency exchange rate changes, growth from acquisitions, net of dispositions, and growth from our largest clients. Operating expenses are analyzed in the following categories: cost of services, selling, general and administrative expenses, or SG&A, and depreciation and amortization.
Results of Operations
Revenue in 2022 decreased slightly to $14,289.1 million compared to $14,289.4 million in 2021. Organic growth increased revenue $1,346.3 million, or 9.4%. Changes in foreign exchange rates reduced revenue $681.0 million, or 4.8%, and acquisition revenue, net of disposition revenue, reduced revenue $665.6 million, or 4.7%. The reduction in acquisition revenue, net of disposition revenue, reflects dispositions in the Advertising & Media discipline in the second quarter of 2021 and the disposition of our businesses in Russia in the first quarter of 2022. The change in revenue across our principal regional markets were: North America increased $146.3 million, Europe decreased $209.1 million, Asia-Pacific decreased $49.5 million and Latin America increased $32.9 million. In North America, organic revenue increased across all our disciplines, especially in our Advertising & Media, Precision Marketing and Public Relations disciplines, and was substantially offset by a reduction in acquisition revenue, net of disposition revenue, primarily due to the disposition in the Advertising & Media discipline in the second quarter of 2021. In Europe, organic revenue increased in substantially all countries and in all disciplines, especially our Advertising & Media discipline, which was led by our media business, our Precision Marketing and Public Relations disciplines, and our Experiential discipline, as it continues to recover from the impact of the pandemic. The increase in organic revenue was offset by the weakening of substantially all foreign currencies against the U.S. Dollar, especially the British Pound and the Euro, as well as the disposition of our businesses in Russia in the first quarter of 2022. In Latin America, organic revenue increased in most countries in the region, especially Brazil and Colombia. The increase in organic revenue was partially offset by negative performance in Mexico and the weakening of most currencies in the region against the U.S. Dollar. In Asia-Pacific, organic revenue increased in most disciplines, especially our Advertising & Media discipline, which was led by our media business, and in most of our major markets in the region, particularly Australia, India, Japan, Korea and Malaysia. The increase in organic revenue was offset by the weakening of all currencies in the region against the U.S. Dollar and negative performance in our Experiential discipline, primarily caused by prolonged COVID-19 lockdowns in China. The changes in revenue in 2022, compared to 2021, in our fundamental disciplines were: Advertising & Media decreased $534.6 million, Precision Marketing increased $223.1 million, Commerce and Brand Consulting increased $47.7 million, Experiential increased $99.6 million, Execution & Support decreased $46.6 million, Public Relations increased $154.1 million, and Healthcare increased $56.4 million.
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
Operating expenses in 2022 increased $114.3 million, or 0.9%, to $12,205.8 million year-over-year. Operating expenses for 2022 reflect charges arising from the effects of the war in Ukraine of $113.4 million. Operating expenses in 2021 were favorably impacted by the $50.5 million gain recorded in connection with the disposition in the Advertising & Media discipline. The weakening of most foreign currencies, especially the British Pound and Euro, against the U.S. Dollar reduced operating expenses for 2022 as compared to the prior year, which was in line with the percentage reduction from changes in foreign currencies on revenue. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $76.1 million, compared to 2021, reflecting a decrease in third-party service costs of $303.0 million, partially offset by an increase in salary and related service costs of $226.9 million. Third-party service costs decreased during the year primarily due to the disposition in the Advertising & Media discipline in the second quarter of 2021 and the disposition of our businesses in Russia in the first quarter of 2022. The increase in salary and related service costs primarily resulted from the increase in organic revenue and an increase in headcount, as well as an increase in travel and related costs, reflecting the post-pandemic return to the office of our workforce in most markets. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $20.4 million year-over-year, primarily due to an increase in general office expenses and other costs resulting from the return of our workforce to the office, partially offset by lower rent and other occupancy costs. Operating profit decreased $114.6 million to $2,083.3 million, operating margin decreased to 14.6% from 15.4%, and EBITA margin decreased to 15.1% from 15.9%. Operating profit, operating margin and EBITA margin for 2022 were negatively impacted by the $113.4 million charges arising from the effects of the war in Ukraine. Operating profit, operating margin and EBITA margin for 2021 were favorably impacted by the $50.5 million gain recorded in connection with dispositions in the Advertising & Media discipline.
SG&A expenses primarily consist of third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs. SG&A expenses decreased slightly year-over-year.
Net interest expense in 2022 decreased $71.2 million year-over-year to $137.9 million. Interest expense on debt decreased $21.9 million to $191.3 million in 2022 compared to 2021, primarily as a result of the benefit from the early redemption in May 2021 of all the outstanding $1.25 billion of our 3.625% Senior Notes due 2022, or 2022 Notes, which was partially offset by the issuance of $800 million of our 2.60% Senior Notes due 2031, or 2031 Notes, in May 2021, and the issuance of the £325 million 2.25% Senior Notes due 2033, or Sterling Notes, in November 2021. Interest expense for 2021 includes a loss of $26.6 million on the early redemption of the 2022 Notes. Interest income in 2022 increased $43.4 million to $70.7 million year-over-year, primarily as a result of higher interest rates on our cash balances and our short-term investments.
Our effective tax rate for 2022 increased year-over-year to 28.1% from 24.6%. The higher effective tax rate for 2022 was predominantly the result of the non-deductibility of the $113.4 million charge recorded in the first quarter of 2022, arising from the effects of the war in Ukraine, as well as an additional increase in income tax expense of $4.8 million related to the disposition of our businesses in Russia. These charges were partially offset by the tax benefit arising from our share-based compensation awards. The effective tax rate for 2021 reflects a nominal tax applied to the book gain on the disposition in the Advertising & Media discipline resulting from the excess of tax over book basis and a reduction in income tax expense of $32.8 million, primarily related to the favorable settlements of uncertain tax positions in certain jurisdictions.
Net income - Omnicom Group Inc. in 2022 decreased $91.3 million to $1,316.5 million from $1,407.8 million in 2021. The year-over-year decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. decreased to $6.36 in 2022, compared to $6.53 in 2021, due to the factors described above, partially offset by the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan during the year. The impact of the after-tax charges arising from the effect of the war in Ukraine reduced net income - Omnicom Group Inc. for 2022 by $118.2 million and diluted net income per share - Omnicom Group Inc. by $0.57.
The combined effect of the after-tax gain on the disposition in the Advertising & Media discipline and the loss on the early redemption of the 2022 Notes increased net income - Omnicom Group Inc. in 2021 by $31.0 million and increased diluted net income per share - Omnicom Group Inc. by $0.14.
CRITICAL ACCOUNTING ESTIMATES
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

Estimates
We prepare our financial statements in conformity with U.S. GAAP and are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We use a fair value approach in testing our intangible assets, which primarily consist of goodwill, for impairment. Actual results could differ from those estimates and assumptions.
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
When performing the annual impairment test as of June 30, 2022 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2022 and projections through the end of the year. The assumptions of economic conditions and our actual performance as of December 31, 2022 were in line with these estimates.
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
We will continue to perform our impairment test each year at the end of the second quarter unless events or circumstances trigger the need for an interim impairment test. There were no events through December 31, 2022 that would change our impairment assessment. The estimates used in our goodwill impairment test do not constitute forecasts or projections of future results of operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units as of the valuation date. We believe that our estimates and assumptions are reasonable, but they are subject to change from period to period. Actual results of operations and other factors will likely differ from the estimates used in our discounted cash flow valuation, and it is possible that differences could be significant. A change in the estimates we use could result in a decline in the estimated fair value of one or more of our reporting units from the amounts derived as of our latest valuation and could cause us to fail our goodwill impairment test if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in a non-cash impairment charge and may have an adverse effect on our results of operations and financial position. Additional information about acquisitions and goodwill appears in Notes 2, 5 and 6 to the consolidated financial statements.

Revenue Recognition
Revenue is recognized when a customer obtains control and receives the benefit of the promised goods or services (the performance obligation) in an amount that reflects the consideration we expect to receive in exchange for those goods or services (the transaction price). We measure revenue by estimating the transaction price based on the consideration specified in the client arrangement. Revenue is recognized as the performance obligations are satisfied. Our revenue is primarily derived from the planning and execution of advertising communications and marketing services in the following fundamental disciplines: Advertising & Media, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations and Healthcare. Our client contracts are primarily fees for service on a rate per hour or per project basis. Revenue is recorded net of sales, use and value added taxes.
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
Principal vs. Agent. In substantially all our businesses, we incur third-party costs on behalf of clients, including direct costs and incidental, or out-of-pocket costs. Third-party direct costs incurred in connection with the creation and delivery of advertising or marketing communication services include, among others: purchased media, studio production services, specialized talent, including artists and other freelance labor, event marketing supplies, materials and services, promotional items, market research and third-party data and other related expenditures. Out-of-pocket costs include, among others: transportation, hotel, meals, shipping and telecommunication charges incurred by us in the course of providing our services. Billings related to out-of-pocket costs are included in revenue since we control the goods or services prior to delivery to the client.

However, the inclusion of billings related to third-party direct costs in revenue depends on whether we act as a principal or as an agent in the client arrangement. In most of our businesses, including advertising, which also includes studio production efforts and media planning and buying services, public relations, healthcare advertising, precision marketing, commerce and brand consulting businesses, we act as an agent and arrange, at the client’s direction, for third parties to perform certain services. In these cases, we do not control the goods or services prior to the transfer to the client. As a result, revenue is recorded net of these costs, equal to the amount retained for our fee or commission.
In certain businesses we may act as principal when contracting for third-party services on behalf of our clients. In our experiential business and most of our execution and support businesses, including field marketing and certain specialty marketing businesses, we act as principal because we control the specified goods or services before they are transferred to the client and we are responsible for providing the specified goods or services, or we are responsible for directing and integrating third-party vendors to fulfill our performance obligation at the agreed upon contractual price. In such arrangements, we also take pricing risk under the terms of the client contract. In certain specialty media buying businesses, we act as principal when we control the buying process for the purchase of the media and contract directly with the media vendor. In these arrangements, we assume the pricing risk under the terms of the client contract. When we act as principal, we include billable amounts related to third-party costs in the transaction price and record revenue over time at the gross amount billed, including out-of-pocket costs, consistent with the manner that we recognize revenue for the underlying services contract. However, in media buying contracts where we act as principal, we recognize revenue at a point in time, typically when the media is run, including when it is not subject to cancellation by the client or media vendor.
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

RESULTS OF OPERATIONS - 2022 Compared to 2021 (in millions):

	Year Ended December 31,
	2022	2021
Revenue	$14,289.1	$14,289.4
Operating Expenses:
Salary and service costs	10,325.9	10,402.0
Occupancy and other costs	1,168.6	1,148.2
Charges arising from the effects of the war in Ukraine	113.4	—
Gain on disposition of subsidiary	—	(50.5)
Cost of services	11,607.9	11,499.7
Selling, general and administrative expenses	378.5	379.7
Depreciation and amortization	219.4	212.1
	12,205.8	12,091.5
Operating Profit	2,083.3	2,197.9
Operating Margin %	14.6%	15.4%
Interest Expense	208.6	236.4
Interest Income	70.7	27.3
Income Before Income Taxes and Income From Equity Method Investments	1,945.4	1,988.8
Income Tax Expense	546.8	488.7
Income From Equity Method Investments	5.2	7.5
Net Income	1,403.8	1,507.6
Net Income Attributed To Noncontrolling Interests	87.3	99.8
Net Income - Omnicom Group Inc.	$1,316.5	$1,407.8
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
The following table reconciles the U.S. GAAP financial measure of net income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	Year Ended December 31,
	2022	2021
Net Income - Omnicom Group Inc.	$1,316.5	$1,407.8
Net Income Attributed To Noncontrolling Interests	87.3	99.8
Net Income	1,403.8	1,507.6
Income From Equity Method Investments	5.2	7.5
Income Tax Expense	546.8	488.7
Income Before Income Taxes and Income From Equity Method Investments	1,945.4	1,988.8
Interest Expense	208.6	236.4
Interest Income	70.7	27.3
Operating Profit	2,083.3	2,197.9
Add back: Amortization of intangible assets	80.3	80.0
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$2,163.6	$2,277.9

Revenue	$14,289.1	$14,289.4
EBITA	$2,163.6	$2,277.9
EBITA Margin %	15.1%	15.9%

Revenue
Revenue in 2022 decreased slightly to $14,289.1 million compared to $14,289.4 million in 2021. Organic growth increased revenue $1,346.3 million, or 9.4%. Changes in foreign exchange rates reduced revenue $681.0 million, or 4.8%, and acquisition revenue, net of disposition revenue, reduced revenue $665.6 million, or 4.7%. The reduction in acquisition revenue, net of disposition revenue, reflects dispositions in the Advertising & Media discipline in the second quarter of 2021 and the disposition of our businesses in Russia in the first quarter of 2022. The change in revenue across our principal regional markets were: North America increased $146.3 million, Europe decreased $209.1 million, Asia-Pacific decreased $49.5 million and Latin America increased $32.9 million. In North America, organic revenue increased across all our disciplines, especially in our Advertising & Media, Precision Marketing and Public Relations disciplines, and was substantially offset by a reduction in acquisition revenue, net of disposition revenue, primarily due to the disposition in the Advertising & Media discipline in the second quarter of 2021. In Europe, organic revenue increased in substantially all countries and in all disciplines, especially our Advertising & Media discipline, which was led by our media business, our Precision Marketing and Public Relations disciplines, and our Experiential discipline, as it continues to recover from the impact of the pandemic. The increase in organic revenue was offset by the weakening of substantially all foreign currencies against the U.S. Dollar, especially the British Pound and the Euro, as well as the disposition of our businesses in Russia in the first quarter of 2022. In Latin America, organic revenue increased in most countries in the region, especially Brazil and Colombia. The increase in organic revenue was partially offset by negative performance in Mexico and the weakening of most currencies in the region against the U.S. Dollar. In Asia-Pacific, organic revenue increased in most disciplines, especially our Advertising & Media discipline, which was led by our media business, and in most of our major markets in the region, particularly Australia, India, Japan, Korea and Malaysia. The increase in organic revenue was offset by the weakening of all currencies in the region against the U.S. Dollar and negative performance in our Experiential discipline, primarily caused by prolonged COVID-19 lockdowns in China. The changes in revenue in 2022, compared to 2021, in our fundamental disciplines were: Advertising & Media decreased $534.6 million, Precision Marketing increased $223.1 million, Commerce and Brand Consulting increased $47.7 million, Experiential increased $99.6 million, Execution & Support decreased $46.6 million, Public Relations increased $154.1 million, and Healthcare increased $56.4 million.
The components of revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2021	$14,289.4		$7,245.9		$7,043.5
Components of revenue change:
Foreign exchange rate impact	(681.0)	(4.8)%	—	—	(681.0)	(9.7)%
Acquisition revenue, net of disposition revenue	(665.6)	(4.7)%	(505.5)	(7.0)%	(160.1)	(2.3)%
Organic growth	1,346.3	9.4%	626.9	8.7%	719.4	10.2%
December 31, 2022	$14,289.1	—%	$7,367.3	1.7%	$6,921.8	(1.7)%
The components and percentages are calculated as follows:
•The foreign exchange impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $14,970.1 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($14,289.1 million less $14,970.1 million for the Total column).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($14,289.4 million for the Total column).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at February 3, 2023 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue in the first quarter by approximately 3.0% and to be flat for the year.

Revenue and organic growth in our geographic markets were (in millions):

	Year Ended December 31,
	2022	2021	$ Change	% Organic Growth
Americas:
North America	$7,856.0	$7,709.7	$146.3	8.7%
Latin America	329.0	296.1	32.9	14.1%
EMEA:
Europe	4,010.5	4,219.6	(209.1)	10.1%
Middle East and Africa	346.7	267.6	79.1	33.2%
Asia-Pacific	1,746.9	1,796.4	(49.5)	6.6%
	$14,289.1	$14,289.4	$(0.3)	9.4%
Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, decreased $209.1 million in 2022 compared to 2021. Revenue in the U.K., representing 10.7% of revenue, increased $7.6 million. Revenue in Continental Europe, which includes the Euro Zone and the other European countries, representing 17.4% of revenue, decreased $216.7 million. The organic revenue growth in Europe of 10.1% reflects organic growth in all disciplines and substantially all countries. The organic revenue growth was offset by the weakening of most currencies in the region against the U.S. Dollar, especially the British Pound and the Euro, and the disposition of our businesses in Russia in the first quarter of 2022.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. In 2022 and 2021, our largest client represented 2.7% and 3.2% of revenue, respectively. Our ten largest and 100 largest clients represented 19.1% and 53.1% of revenue for 2022, respectively, and 21.7% and 53.6% of revenue for 2021, respectively.
To monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: Advertising & Media, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations and Healthcare.
The change in revenue year-over-year and organic growth in the current year by discipline were (in millions):

	Year Ended December 31,
	2022		2021		2022 vs. 2021	2022
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising & Media	$7,424.7	52.0%	$7,959.3	55.7%	$(534.6)	7.3%
Precision Marketing	1,417.9	9.9%	1,194.8	8.4%	223.1	17.1%
Commerce & Brand Consulting	958.4	6.7%	910.7	6.4%	47.7	10.7%
Experiential	645.5	4.5%	545.9	3.8%	99.6	26.1%
Execution & Support	980.0	6.9%	1,026.6	7.2%	(46.6)	4.0%
Public Relations	1,545.8	10.8%	1,391.7	9.7%	154.1	13.7%
Healthcare	1,316.8	9.2%	1,260.4	8.8%	56.4	7.1%
	$14,289.1		$14,289.4		$(0.3)	9.4%

We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Year Ended December 31,
	2022	2021
Pharmaceuticals and Healthcare	16%	15%
Food and Beverage	14%	14%
Technology	10%	11%
Auto	10%	10%
Consumer Products	8%	8%
Financial Services	8%	7%
Travel and Entertainment	7%	7%
Retail	6%	7%
Telecommunications	4%	5%
Government	4%	3%
Services	2%	2%
Oil, Gas and Utilities	2%	2%
Not-for-Profit	1%	1%
Education	1%	1%
Other	7%	7%
	100%	100%
Operating Expenses
Operating expenses were (in millions):

	Year Ended December 31,
	2022		2021		2022 vs. 2021
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$14,289.1		$14,289.4		$(0.3)	—%
Operating Expenses:
Salary and service costs:
Salary and related service costs	7,197.9	50.4%	6,971.0	48.8%	226.9	3.3%
Third-party service costs	3,128.0	21.9%	3,431.0	24.0%	(303.0)	(8.8)%
	10,325.9	72.3%	10,402.0	72.8%	(76.1)	(0.7)%
Occupancy and other costs	1,168.6	8.2%	1,148.2	8.0%	20.4	1.8%
Charges arising from the effects of the war in Ukraine	113.4	0.8%	—		113.4
Gain on sale of subsidiary	—		(50.5)	(0.4)%	50.5
Cost of services	11,607.9		11,499.7		108.2
Selling, general and administrative expenses	378.5	2.6%	379.7	2.7%	(1.2)	(0.3)%
Depreciation and amortization	219.4	1.5%	212.1	1.5%	7.3	3.4%
	12,205.8	85.4%	12,091.5	84.6%	114.3	0.9%
Operating Profit	$2,083.3	14.6%	$2,197.9	15.4%	$(114.6)	(5.2)%
Operating expenses in 2022 increased $114.3 million, or 0.9%, to $12,205.8 million year-over-year. Operating expenses for 2022 reflect charges arising from the effects of the war in Ukraine of $113.4 million. Operating expenses in 2021 were favorably impacted by the $50.5 million gain recorded in connection with the disposition in the Advertising & Media discipline. The weakening of most foreign currencies, especially the British Pound and Euro, against the U.S. Dollar reduced operating expenses for 2022 as compared to the prior year, which was in line with the percentage reduction from changes in foreign currencies on revenue. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $76.1 million, compared to 2021, reflecting a decrease in third-party service costs of $303.0 million, partially offset by an increase in salary and related service costs of $226.9 million. Third-party service costs decreased during the year primarily due to the disposition in the Advertising & Media discipline in the second quarter of 2021 and the disposition of our businesses in Russia in the first quarter of 2022. The increase in salary and related service costs primarily resulted from the increase in organic revenue and an increase in headcount, as well as an increase in travel and related costs, reflecting the post-pandemic return to the office of our workforce in most markets. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased

$20.4 million year-over-year, primarily due to an increase in general office expenses and other costs resulting from the post-pandemic return of our workforce to the office, partially offset by lower rent and other occupancy costs. Operating profit decreased $114.6 million to $2,083.3 million, operating margin decreased to 14.6% from 15.4%, and EBITA margin decreased to 15.1% from 15.9%. Operating profit, operating margin and EBITA margin for 2022 were negatively impacted by the $113.4 million charges arising from the effects of the war in Ukraine. Operating profit, operating margin and EBITA margin for 2021 were favorably impacted by the $50.5 million gain recorded in connection with the dispositions in the Advertising & Media discipline.
Net Interest Expense
Net interest expense in 2022 decreased $71.2 million year-over-year to $137.9 million. Interest expense on debt decreased $21.9 million to $191.3 million in 2022 compared to 2021, primarily as a result of the benefit from the early redemption in May 2021 of all the outstanding 2022 Notes, which was partially offset by the issuance of the 2031 Notes in May 2021, and the issuance of the Sterling Notes in November 2021. Interest expense for 2021 includes a loss of $26.6 million on the early redemption of the 2022 Notes. Interest income in 2022 increased $43.4 million to $70.7 million year-over-year, primarily as a result of higher interest rates on our cash balances and our short-term investments.
Income Taxes
Our effective tax rate for 2022 increased year-over-year to 28.1% from 24.6%. The higher effective tax rate for 2022 was predominantly the result of the non-deductibility of the $113.4 million charge recorded in the first quarter of 2022, arising from the effects of the war in Ukraine, as well as an additional increase in income tax expense of $4.8 million related to the disposition of our businesses in Russia. These charges were partially offset by the tax benefit arising from our share-based compensation awards. The effective tax rate for 2021 reflects a nominal tax applied to the book gain on the disposition in the Advertising & Media discipline resulting from the excess of tax over book basis and a reduction in income tax expense of $32.8 million, primarily related to the favorable settlements of uncertain tax positions in certain jurisdictions. For 2023, we expect our effective tax rate to increase to approximately 27%, primarily due to the increase in the UK tax rate from 19% to 25% in April 2023.
Net Income and Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in 2022 decreased $91.3 million to $1,316.5 million from $1,407.8 million in 2021. The year-over-year decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. decreased to $6.36 in 2022, compared to $6.53 in 2021, due to the factors described above, partially offset by the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan during the year. The impact of the after-tax charges arising from the effect of the war in Ukraine reduced net income - Omnicom Group Inc. for 2022 by $118.2 million and diluted net income per share - Omnicom Group Inc. by $0.57.
The combined effect of the after-tax gain on the disposition in the Advertising & Media discipline and the loss on the early redemption of the 2022 Notes increased net income - Omnicom Group Inc. in 2021 by $31.0 million and increased diluted net income per share - Omnicom Group Inc. by $0.14.

RESULTS OF OPERATIONS - 2021 Compared to 2020 (in millions):

	Year Ended December 31,
	2021	2020
Revenue	$14,289.4	$13,171.1
Operating Expenses:
Salary and service costs	10,402.0	9,572.8
Occupancy and other costs	1,148.2	1,138.5
Gain on disposition of subsidiary	(50.5)	—
COVID-19 Repositioning Costs	—	277.9
Cost of services	11,499.7	10,989.2
Selling, general and administrative expenses	379.7	360.5
Depreciation and amortization	212.1	222.6
	12,091.5	11,572.3
Operating Profit	2,197.9	1,598.8
Operating Margin %	15.4%	12.1%
Interest Expense	236.4	221.8
Interest Income	27.3	32.3
Income Before Income Taxes and Income (Loss) From Equity Method Investments	1,988.8	1,409.3
Income Tax Expense	488.7	381.7
Income (Loss) From Equity Method Investments	7.5	(6.8)
Net Income	1,507.6	1,020.8
Net Income Attributed To Noncontrolling Interests	99.8	75.4
Net Income - Omnicom Group Inc.	$1,407.8	$945.4
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
The following table reconciles the U.S. GAAP financial measure of net income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	Year Ended December 31,
	2021	2020
Net Income - Omnicom Group Inc.	$1,407.8	$945.4
Net Income Attributed To Noncontrolling Interests	99.8	75.4
Net Income	1,507.6	1,020.8
Income (Loss) From Equity Method Investments	7.5	(6.8)
Income Tax Expense	488.7	381.7
Income Before Income Taxes and Income (Loss) From Equity Method Investments	1,988.8	1,409.3
Interest Expense	236.4	221.8
Interest Income	27.3	32.3
Operating Profit	2,197.9	1,598.8
Add back: Amortization of intangible assets	80.0	83.1
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$2,277.9	$1,681.9

Revenue	$14,289.4	$13,171.1
EBITA	$2,277.9	$1,681.9
EBITA Margin %	15.9%	12.8%

Revenue
Revenue in 2021 increased $1,118.3 million, or 8.5%, compared to 2020. Organic growth increased revenue 10.2%, and changes in foreign exchange rates increased revenue 2.2%. Acquisition revenue, net of disposition revenue, reduced revenue 3.9%, reflecting the disposition in the Advertising & Media discipline in the second quarter of 2021. In 2021, our business experienced a recovery from the negative effects of the COVID-19 pandemic in all our disciplines and regional markets as compared to 2020. The negative effects from the pandemic did not significantly impact our major markets and businesses until late in the first quarter of 2020. As a result, the improvement in revenue in 2021 versus the prior year was driven by the recovery in the second, third and fourth quarters of 2021 as compared to the prior year. The change in revenue across our principal regional markets were: North America increased $132.6 million, Europe increased $611.9 million, Asia-Pacific increased $292.7 million and Latin America increased $20.7 million. In North America, improved organic revenue growth in the United States and Canada was partially offset by a decrease in revenue resulting from the disposition in the Advertising & Media discipline in the second quarter of 2021. The United States experienced organic revenue growth in all disciplines, led by our Advertising discipline, on the strength of our media business, and our Precision Marketing and Public Relations disciplines. In Europe, organic revenue increased in substantially all countries and disciplines, especially our Advertising discipline, which was led by our media business, and our Experiential, Precision Marketing and Commerce and Brand Consulting disciplines. The strengthening of the British Pound and the Euro against the U.S. Dollar contributed to increased revenue in the region. In Latin America, organic revenue growth in all countries in the region, especially Brazil, Colombia, and Chile, primarily in our Advertising discipline, was partially offset by the weakening of the Brazilian Real against the U.S. Dollar. In Asia-Pacific, revenue increased due to strong organic revenue growth in substantially all countries, particularly China, Australia, India, New Zealand, and Japan and in all disciplines. The strengthening of substantially all currencies against the U.S. Dollar contributed to increased revenue in the region. The increases in revenue in 2021, compared to 2020, in our fundamental disciplines were: Advertising & Marketing $447.9 million, Precision Marketing $250.2 million, Commerce & Brand Consulting $88.9 million, Experiential $119.1 million, Execution & Support $65.3 million, Public Relations $80.8 million and Healthcare $66.1 million.
The components of revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2020	$13,171.1		$7,186.1		$5,985.0
Components of revenue change:
Foreign exchange rate impact	288.2	2.2%	—	—	288.2	4.8%
Acquisition revenue, net of disposition revenue	(516.5)	(3.9)%	(524.8)	(7.3)%	8.3	0.1%
Organic growth	1,346.6	10.2%	584.6	8.1%	762.0	12.7%
December 31, 2021	$14,289.4	8.5%	$7,245.9	0.8%	$7,043.5	17.7%
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
Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, increased $611.9 million in 2021 as compared to the prior year. Revenue in the U.K., representing 10.6% of total revenue, increased $237.7 million. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 18.9% of total revenue, increased $374.2 million. The increase in revenue is due to strong organic growth in all countries and disciplines, as well as the strengthening of the British Pound and Euro against the U.S. Dollar.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. In 2021 and 2020, our largest client represented 3.2% and 3.4% of revenue, respectively. Our ten largest and 100 largest clients represented 21.7% and 53.6% of revenue in 2021, respectively, and 20.8% and 54.0% of revenue in 2020, respectively.
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

	Year Ended December 31,
	2021		2020		2021 vs. 2020	2021
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising & Media	$7,959.3	55.7%	$7,511.4	57.0%	$447.9	10.7%
Precision Marketing	1,194.8	8.4%	944.6	7.2%	250.2	19.0%
Commerce & Brand Consulting	910.7	6.4%	821.8	6.2%	88.9	9.9%
Experiential	545.9	3.8%	426.8	3.2%	119.1	27.0%
Execution & Support	1,026.6	7.2%	961.3	7.3%	65.3	4.2%
Public Relations	1,391.7	9.7%	1,310.9	10.0%	80.8	6.3%
Healthcare	1,260.4	8.8%	1,194.3	9.1%	66.1	4.0%
	$14,289.4		$13,171.1		$1,118.3	10.2%

We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Year Ended December 31,
	2021	2020
Pharmaceuticals and Healthcare	15%	16%
Food and Beverage	14%	14%
Auto	10%	10%
Technology	11%	9%
Consumer Products	8%	8%
Financial Services	7%	8%
Travel and Entertainment	7%	7%
Retail	7%	7%
Telecommunications	5%	6%
Government	3%	3%
Services	2%	2%
Oil, Gas and Utilities	2%	1%
Not-for-Profit	1%	1%
Education	1%	1%
Other	7%	7%
	100%	100%
In 2020, certain industry sectors were more negatively affected by the impact of the COVID-19 pandemic than others.
Operating Expenses
Operating expenses for 2021 compared to 2020 were (in millions):

	Year Ended December 31,
	2021		2020		2021 vs. 2020
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$14,289.4		$13,171.1		$1,118.3	8.5%
Operating Expenses:
Salary and service costs:
Salary and related service costs	6,971.0	48.8%	6,250.9	47.5%	720.1	11.5%
Third-party service costs	3,431.0	24.0%	3,321.9	25.2%	109.1	3.3%
	10,402.0	72.8%	9,572.8	72.7%	829.2	8.7%
Occupancy and other costs	1,148.2	8.0%	1,138.5	8.6%	9.7	0.9%
Gain on sale of subsidiary	(50.5)	(0.4)%	—	—	(50.5)
COVID-19 repositioning costs	—	—%	277.9	2.1%	(277.9)
Cost of services	11,499.7		10,989.2		510.5
Selling, general and administrative expenses	379.7	2.7%	360.5	2.7%	19.2	5.3%
Depreciation and amortization	212.1	1.5%	222.6	1.7%	(10.5)	(4.7)%
	12,091.5	84.6%	11,572.3	87.9%	519.2	4.5%
Operating Profit	$2,197.9	15.4%	$1,598.8	12.1%	$599.1	37.5%
Operating expenses in 2021 increased $519.2 million, or 4.5%, year-over-year. Operating expenses for 2021 reflect a reduction of $50.5 million related to the gain from the disposition in the Advertising & Media discipline, and the prior year included an increase of $277.9 million related to charges we recorded in the second quarter of 2020 in connection with the actions we took in response to the COVID-19 pandemic. Salary and service costs, which tend to fluctuate with changes in revenue, increased $829.2 million, or 8.7%, compared to 2020, reflecting increases in salary and related service costs, which include an increase in freelance labor costs, and third-party service costs of $720.1 million and $109.1 million, respectively. These increases primarily resulted from the increase in organic revenue, as well as the strengthening of most foreign currencies against the U.S. Dollar, especially the British Pound and Euro. The prior year reflects a reduction in salary and service costs of $162.6 million related to reimbursements under pandemic relief government programs in several countries, as well as an increase of $55.8 million related to asset impairment charges. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $9.7 million, or 0.9%, in 2021 as compared to 2020. Operating profit increased $599.1 million to $2,197.9 million, operating margin increased to 15.4% from 12.1%, and EBITA margin increased to 15.9% from 12.8%. The increases in operating profit, operating margin and EBITA margin reflect the positive impact of organic revenue growth, the positive impact of cost reduction actions taken in the prior year in response to the COVID-19 pandemic, and the negative impact in the prior year from the net increase in operating expenses recorded in the second quarter of 2020 aggregating $171.1 million, related to the COVID-19 repositioning costs, and asset impairment charges recorded in the fourth quarter of 2020, partially offset by the benefit of $162.6 million related to reimbursements under pandemic relief government programs. Additionally, operating profit, operating margin and EBITA margin for 2021 were favorably impacted by the $50.5 million gain recorded in connection with the disposition in the Advertising & Media discipline.
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
Income Taxes
Our effective tax rate for 2021 decreased year-over-year to 24.6% from 27.1%. In connection with the disposition in the Advertising & Media discipline in the second quarter of 2021, we recorded a pretax gain of $50.5 million. The lower effective tax rate for 2021 was predominantly the result of $32.8 million favorable settlements of uncertain tax positions in certain domestic jurisdictions, as well as a nominal tax applied against the book gain on the disposition in the Advertising & Media discipline resulting from excess tax over book basis. The effective tax rate for 2020 reflects an increase due to the non-deductibility in certain jurisdictions of a portion of the COVID-19 repositioning charges recorded in the second quarter of 2020.
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
The combined effect of the after-tax gain from the disposition in the Advertising & Media discipline and the loss on the early redemption of the 2022 Notes increased net income - Omnicom Group Inc. for 2021 by $31.0 million. In 2020, the net after-tax effect on net income - Omnicom Group Inc. from the COVID-19 repositioning costs and asset impairment charges was a decrease of $270.2 million, which was partially offset by a net after-tax increase in net income - Omnicom Group Inc. from reimbursements under government programs of $123.4 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Primary sources of our short-term liquidity are operating cash flow, cash and cash equivalents and short-term investments. Additional liquidity sources include our $2.5 billion multi-currency revolving credit facility, or Credit Facility, with a termination date of February 14, 2025, the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, and access to the capital markets. Certain of our international subsidiaries have uncommitted credit lines aggregating $582.9 million, which are guaranteed by Omnicom. Our liquidity sources fund our non-discretionary cash requirements and our discretionary spending.
Working capital, which we define as current assets minus current liabilities, is our principal non-discretionary funding requirement. Our working capital cycle typically peaks during the second quarter of the year due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. In addition, we have contractual obligations related to our long-term debt (principal and interest payments), recurring business operations, primarily related to lease obligations, and acquisition related obligations. Our principal discretionary cash spending includes dividend payments to common shareholders, capital expenditures, strategic acquisitions and repurchases of our common stock.

Cash and cash equivalents decreased $1,035.0 million from December 31, 2021. The components of the decrease were (in millions):

Sources
Cash flow from operations - as reported		$926.5
Plus: Decrease in operating capital		844.0
Principal cash sources		1,770.5
Uses
Capital expenditures	$(78.2)
Dividends paid to common shareholders	(581.1)
Dividends paid to noncontrolling interest shareholders	(79.5)
Acquisition payments, including payment of contingent purchase price obligations and acquisition of additional noncontrolling interests, net of proceeds from sale of investments	(356.1)
Repurchases of common stock, net of proceeds from stock plans	(594.0)
Principal cash uses		(1,688.9)
Principal cash sources in excess of principal cash uses		81.6
Effect of foreign exchange rate changes on cash and cash equivalents		(218.6)
Other net financing and investing activities		(54.0)
Decrease in operating capital		(844.0)
Decrease in cash and cash equivalents - as reported		$(1,035.0)
Cash flow from operations in 2022 decreased $1.0 billion year-over-year. The decrease was principally due to the decrease in cash from operating capital of $844.0 million, primarily as a result of disposition activity in 2021 and 2022 in the Advertising & Media discipline, and the timing and volume of client billings year-over-year, which negatively impacted our operating capital funding. The year-over-year reduction in cash flow from operations had no material impact on our liquidity, and there were no issuances of commercial paper or borrowing under the Credit Facility during the year.
Principal cash sources and principal cash uses are Non-GAAP liquidity measures. These amounts exclude changes in operating capital and other investing and financing activities. This presentation reflects the metrics used by us to assess our sources and uses of cash and was derived from our consolidated statement of cash flows. We believe that this presentation is meaningful to understand the primary sources and uses of our cash flow and the effect on our cash and cash equivalents. Non-GAAP liquidity measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP liquidity measures as reported by us may not be comparable to similarly titled amounts reported by other companies. Additional information regarding our cash flows can be found in our consolidated statement of cash flows and Note 14 to the consolidated financial statements.
At December 31, 2022, we have the following contractual obligations:
•We have outstanding fixed-rate debt maturing at various times with an aggregate principal amount of $5.6 billion, of which $750 million is due in 2024. Depending on the conditions in the credit markets, we may refinance this debt, or we may use cash from operations, including temporally accessing our Credit Facility, to repay this debt. Future interest payments on our debt total $868.5 million, of which $159.1 million is payable in 2023.
•The liability for our operating and finance lease payments is $1,527.8 million, of which $297.0 million is due in 2023.
•The obligation for our defined benefit pension plans is $228.6 million, and the liability for our postemployment arrangements is $130.8 million. In 2022, we contributed $8.2 million to our defined benefit plans and paid $10.4 million for our postemployment arrangements. We do not expect these payments to increase significantly in 2023.
•The liability for contingent purchase price payments (earn-outs) is $115.0 million, of which $39.2 million is payable in 2023.
•The remaining balance for the transition tax on accumulated foreign earnings imposed by the Tax Cut and Jobs Act of 2017 is $88.8 million, of which $19.9 million is expected to be paid in 2023.
Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments and operating cash flow will be sufficient to meet our non-discretionary cash requirements for the next twelve months. Over the longer term, our Credit Facility is available to fund our working capital and contractual obligations.
Cash Management
Our regional treasury centers in North America, Europe and Asia manage our cash and liquidity. Each day, operations with excess funds invest those funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. Treasury centers with excess cash invest on a short-term basis with third parties, generally with maturities ranging from overnight to less than 90 days. Beginning in 2022, we purchased short-term investments with maturities ranging from 91 to 364 days. The balance of our short-term investments at December 31, 2022 was $60.7 million. Certain treasury centers have notional pooling arrangements that are used to manage their cash and set-off foreign exchange imbalances.

The arrangements require each treasury center to have its own notional pool account and to maintain a notional positive account balance. Additionally, under the terms of the arrangement, set-off of foreign exchange positions are limited to the long and short positions within their own account. To the extent that our treasury centers require liquidity, they have the ability to issue up to a total of $2.0 billion of U.S. Dollar-denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, or borrow under the Credit Facility or the uncommitted credit lines. This process enables us to manage our debt more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate imbalances. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines. We have a policy governing counterparty credit risk with financial institutions that hold our cash and cash equivalents and we have deposit limits for each institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of institutions that are party to the Credit Facility. These institutions generally have credit ratings equal to or better than our credit ratings. In countries where we do not conduct treasury operations, all cash and cash equivalents are held by counterparties that meet specific minimum credit standards.
At December 31, 2022, our foreign subsidiaries held approximately $2.1 billion of our total cash and cash equivalents of $4.3 billion. Substantially all of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
At December 31, 2022, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments increased $873.1 million to $1.3 billion from December 31, 2021. The increase in net debt primarily resulted from discretionary spending of $1.7 billion and the net effect of foreign exchange rate changes on cash and cash equivalents and our foreign currency denominated debt of $103.4 million, partially offset by cash flow from operating activities of $926.5 million.
The components of net debt were (in millions):

	December 31,
	2022	2021
Short-term debt	$16.9	$9.6
Long-term debt	5,577.2	5,685.7
Total debt	5,594.1	5,695.3
Less: Cash and cash equivalents and short-term investments	4,342.5	5,316.8
Net debt	$1,251.6	$378.5
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
Debt Instruments and Related Covenants
The 2.45% Senior Notes due 2030, 4.20% Senior Notes due 2030 and 2.60% Senior Notes due 2031 are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness.
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
Omnicom and OCI have, jointly and severally, fully and unconditionally guaranteed the obligations of Omnicom Finance Holdings plc, or OFH, a U.K.-based wholly owned subsidiary of Omnicom, with respect to the €500 million 0.80% Senior Notes due 2027 and the €500 million 1.40% Senior Notes due 2031, collectively the Euro Notes. OFH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in Europe, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom, OCI or OFH to obtain funds from their subsidiaries through dividends, loans or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFH and each of Omnicom and OCI, respectively.

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
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At December 31, 2022, we were in compliance with this covenant as our Leverage Ratio was 2.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Borrowings under the Credit Facility may use LIBOR as the benchmark interest rate. The LIBOR benchmark rate is expected to be phased out by the end of June 2023. We do not expect that the discontinuation of the LIBOR rate will have a material impact on our liquidity or results of operations.
At December 31, 2022, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. The long-term debt indentures and the Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
Credit Markets and Availability of Credit
In light of the uncertainty of future economic conditions, we will continue to take actions available to us to respond to changing economic conditions, and we will continue to manage our discretionary expenditures. We will continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to the availability of our Credit Facility, are sufficient to fund our near-term working capital needs and our discretionary spending. Information regarding our Credit Facility is provided in Note 7 to the consolidated financial statements.
We have the ability to fund our day-to-day liquidity, including working capital, by issuing commercial paper or borrowing under the Credit Facility. During 2022 and 2021, there were no issuances of commercial paper or borrowings under the Credit Facility.
We can resume issuing commercial paper to fund our day-to-day liquidity when needed. However, disruptions in the credit markets may lead to periods of illiquidity in the commercial paper market and higher credit spreads. To mitigate any disruption in the credit markets and to fund our liquidity, we may borrow under the Credit Facility or the uncommitted credit lines or access the capital markets if favorable conditions exist. We will continue to monitor closely our liquidity and conditions in the credit markets. We cannot predict with any certainty the impact on us of any disruptions in the credit markets. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements. Such additional financing may not be available on favorable terms, or at all.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We manage our exposure to foreign exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We use net investment hedges to manage the volatility of foreign exchange rates on the investment in our foreign subsidiaries. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors.
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivatives. We periodically determine the potential loss from market risk on our derivatives by performing a value-at-risk, or VaR, analysis. VaR is a statistical model that uses historical currency exchange rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2022 was not significant.

Foreign Currency Exchange Risk
In 2022, our international operations represented approximately 48% of our revenue. Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expenses of our foreign operations are denominated in the same local currency, the economic impact on operating margin is minimized. The effects of foreign currency exchange transactions on our results of operations are discussed in Note 2 to the consolidated financial statements.
We operate in all major international markets including the Euro Zone, the U.K., Australia, Brazil, Canada, China and Japan. Our agencies transact business in more than 50 different currencies. As an integral part of our global treasury operations, we centralize our cash and use notional multicurrency pools to manage the foreign currency exchange risk that arises from imbalances between subsidiaries and their respective treasury centers. In addition, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward foreign exchange contracts. To manage this risk, at December 31, 2022 and 2021, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $40.3 million and $77.3 million, respectively. At December 31, 2022 and 2021, the net fair value of the forward foreign contracts was not material (see Note 20 to the consolidated financial statements).
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
In 2022, we entered into fixed-to-fixed cross currency swaps with a notional value of $150 million to hedge a portion of the net investment in our Japanese subsidiaries against volatility in the Yen/U.S. Dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2025 and 2029. Changes in the fair value of the swaps are recognized in foreign currency translation and are reported in accumulated other comprehensive income (loss), or AOCI. Any gain or loss will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying operations. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. We receive net fixed U.S. Dollar interest payments, and in 2022, we recorded $1.2 million as a reduction of interest expense. At December 31, 2022, the liability for the swap fair value was $16.5 million and is recorded in long-term liabilities.
Interest Rate Risk
We may use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. During 2022, there were no interest rate swaps, and long-term debt at December 31, 2022 consisted entirely of fixed rate debt.
Credit Risk
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 2.7% of revenue in 2022. However, during periods of economic downturn, the credit profiles of our clients could change.
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

Item 8. Financial Statements and Supplementary Data
See Item 15, “Exhibits, Financial Statement Schedules.”
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2022, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2022 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2022. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2022, dated February 8, 2023, which is included on page F-2 of this 2022 Form 10-K.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in our definitive proxy statement, which is expected to be filed with the SEC within 120 days after December 31, 2022, in connection with the solicitation of proxies for our 2023 annual meeting of shareholders (the “2023 Proxy Statement”) and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185.
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

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

4.19	Form of 2.250% Senior Notes due 2033 (Included in Exhibit 4.2 to the November 22, 2021 8-K and incorporated herein by reference).
4.20	Description of Securities (Exhibit 4.20 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2021 and incorporated herein by reference).
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

OMNICOM GROUP INC.
February 8, 2023	BY:	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN D. WREN	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2023
John D. Wren

/s/ PHILIP J. ANGELASTRO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 8, 2023
Philip J. Angelastro

/s/ ANDREW L. CASTELLANETA	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 8, 2023
Andrew L. Castellaneta

/s/ MARY C. CHOKSI	Director	February 8, 2023
Mary C. Choksi

/s/ LEONARD S. COLEMAN, JR.	Director	February 8, 2023
Leonard S. Coleman, Jr.

/s/ Mark D. Gerstein	Director	February 8, 2023
Mark D. Gerstein

/s/ RONNIE S. HAWKINS	Director	February 8, 2023
Ronnie S. Hawkins

/s/ DEBORAH J. KISSIRE	Director	February 8, 2023
Deborah J. Kissire

/s/ GRACIA C. MARTORE	Director	February 8, 2023
Gracia C. Martore

/s/ Patricia Salas Pineda	Director	February 8, 2023
Patricia Salas Pineda

/s/ LINDA JOHNSON RICE	Director	February 8, 2023
Linda Johnson Rice

/s/ VALERIE M. WILLIAMS	Director	February 8, 2023
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
Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Management, with the participation of our Chief Executive Officer, or CEO, Chief Financial Officer, or CFO, and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2022. There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2022, dated February 8, 2023.
The Board of Directors of Omnicom has an Audit Committee comprised of four independent directors. The Audit Committee meets periodically with financial management, Internal Audit and the independent auditors to review accounting, control, audit and financial reporting matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Omnicom Group Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of the sufficiency of audit evidence over revenue recognition
As discussed in Note 3 to the consolidated financial statements, the Company provides an extensive range of advertising, marketing and corporate communication services through its networks, practice areas and agencies, which operate in all major markets throughout the Americas, EMEA and Asia Pacific regions. Consolidated revenues across all disciplines and geographic markets was $14,289.1 million for the year-ended December 31, 2022.
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
New York, New York
February 8, 2023

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$4,281.8	$5,316.8
Short-term investments	60.7	—
Accounts receivable, net of allowance for doubtful accounts of $24.7 and $21.7	8,097.1	8,472.5
Work in process	1,254.6	1,201.0
Other current assets	918.8	919.2
Total Current Assets	14,613.0	15,909.5
Property and Equipment at cost, less accumulated depreciation of $1,167.5 and $1,165.7	900.1	992.1
Operating Lease Right-Of-Use Assets	1,165.0	1,202.9
Equity Method Investments	66.2	76.3
Goodwill	9,734.3	9,738.6
Intangible Assets, net of accumulated amortization of $819.9 and $856.5	313.4	298.0
Other Assets	210.5	204.4
TOTAL ASSETS	$27,002.5	$28,421.8
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$11,000.2	$11,897.2
Customer advances	1,492.3	1,644.5
Short-term debt	16.9	9.6
Taxes payable	300.0	263.3
Other current liabilities	2,243.4	2,411.6
Total Current Liabilities	15,052.8	16,226.2
Long-Term Liabilities	837.5	961.5
Long-Term Liability - Operating Leases	900.0	952.1
Long-Term Debt	5,577.2	5,685.7
Deferred Tax Liabilities	475.7	477.3
Commitments and Contingent Liabilities (Note 18)
Temporary Equity - Redeemable Noncontrolling Interests	382.9	345.3
Equity:
Shareholders’ Equity:
Preferred stock, $1.00 par value, 7.5 million shares authorized, none issued	—	—
Common stock, $0.15 par value, 1.0 billion shares authorized, 297.2 million shares issued, 202.7 million and 209.1 million shares outstanding	44.6	44.6
Additional paid-in capital	571.1	622.0
Retained earnings	9,739.3	8,998.8
Accumulated other comprehensive income (loss)	(1,437.9)	(1,252.3)
Treasury stock, at cost, 94.5 million and 88.1 million shares	(5,665.0)	(5,142.9)
Total Shareholders’ Equity	3,252.1	3,270.2
Noncontrolling interests	524.3	503.5
Total Equity	3,776.4	3,773.7
TOTAL LIABILITIES AND EQUITY	$27,002.5	$28,421.8

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$14,289.1	$14,289.4	$13,171.1
Operating Expenses:
Salary and service costs	10,325.9	10,402.0	9,572.8
Occupancy and other costs	1,168.6	1,148.2	1,138.5
Charges arising from the effects of the war in Ukraine	113.4	—	—
Gain on disposition of subsidiary	—	(50.5)	—
COVID-19 repositioning costs	—	—	277.9
Cost of services	11,607.9	11,499.7	10,989.2
Selling, general and administrative expenses	378.5	379.7	360.5
Depreciation and amortization	219.4	212.1	222.6
	12,205.8	12,091.5	11,572.3
Operating Profit	2,083.3	2,197.9	1,598.8
Interest Expense	208.6	236.4	221.8
Interest Income	70.7	27.3	32.3
Income Before Income Taxes and Income (Loss) From Equity Method Investments	1,945.4	1,988.8	1,409.3
Income Tax Expense	546.8	488.7	381.7
Income (Loss) From Equity Method Investments	5.2	7.5	(6.8)
Net Income	1,403.8	1,507.6	1,020.8
Net Income Attributed To Noncontrolling Interests	87.3	99.8	75.4
Net Income - Omnicom Group Inc.	$1,316.5	$1,407.8	$945.4

Net Income Per Share - Omnicom Group Inc.:
Basic	$6.40	$6.57	$4.38
Diluted	$6.36	$6.53	$4.37

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net Income	$1,403.8	$1,507.6	$1,020.8
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	5.6	5.6	5.5
Income tax effect	(1.6)	(1.6)	(1.6)
	4.0	4.0	3.9
Defined benefit pension plans and postemployment arrangements:
Unrecognized actuarial gains (losses) and prior service cost for the period	58.4	28.3	(29.5)
Amortization of prior service cost and actuarial losses	10.7	18.1	13.9
Income tax effect	(20.0)	(13.6)	4.5
	49.1	32.8	(11.1)

Foreign currency translation adjustment	(255.2)	(92.2)	(5.0)
Other Comprehensive Income (Loss)	(202.1)	(55.4)	(12.2)

Comprehensive Income	1,201.7	1,452.2	1,008.6
Comprehensive Income Attributed To Noncontrolling Interests	70.8	82.9	79.5
Comprehensive Income - Omnicom Group Inc.	$1,130.9	$1,369.3	$929.1

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Common Stock, shares	297.2	297.2	297.2

Common Stock, par value	$44.6	$44.6	$44.6
Additional Paid-in Capital:
Beginning balance	622.0	747.8	760.9
Net change in noncontrolling interests	(17.1)	(12.1)	5.7
Change in temporary equity	(49.9)	(143.5)	3.3
Share-based compensation	81.7	84.7	71.0
Common stock issued, share-based compensation	(65.6)	(54.9)	(93.1)
Ending balance	571.1	622.0	747.8
Retained Earnings:
Beginning balance	8,998.8	8,190.6	7,806.3
Net income	1,316.5	1,407.8	945.4
Common stock dividends declared	(576.0)	(599.6)	(561.1)
Ending balance	9,739.3	8,998.8	8,190.6
Accumulated Other Comprehensive Income (Loss):
Beginning balance	(1,252.3)	(1,213.8)	(1,197.6)
Other comprehensive income (loss)	(185.6)	(38.5)	(16.2)
Ending balance	(1,437.9)	(1,252.3)	(1,213.8)
Treasury Stock:
Beginning balance	(5,142.9)	(4,684.8)	(4,560.3)
Common stock issued, share-based compensation	89.3	69.2	97.5
Common stock repurchased	(611.4)	(527.3)	(222.0)
Ending balance	(5,665.0)	(5,142.9)	(4,684.8)
Shareholders’ Equity	3,252.1	3,270.2	3,084.4
Noncontrolling Interests:
Beginning balance	503.5	492.5	519.8
Net income	87.3	99.8	75.4
Other comprehensive income (loss)	(16.5)	(16.9)	4.1
Dividends to noncontrolling interests	(79.5)	(113.1)	(95.5)
Net change in noncontrolling interests	(18.5)	(43.3)	(42.0)
Increase in noncontrolling interests from business combinations	48.0	84.5	30.7
Ending balance	524.3	503.5	492.5
Total Equity	$3,776.4	$3,773.7	$3,576.9

Dividends Declared Per Common Share	$2.80	$2.80	$2.60

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$1,403.8	$1,507.6	$1,020.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of right-of-use assets	139.1	132.1	139.5
Amortization of intangible assets	80.3	80.0	83.1
Amortization of net deferred (gain) loss on interest rate swaps	5.4	(8.8)	(8.1)
Share-based compensation	81.7	84.7	70.8
Non-cash charges related to the effects of the war in Ukraine	65.8	—	—
Gain on disposition of subsidiary	—	(50.5)	—
COVID-19 repositioning costs	—	—	277.9
Other, net	(5.6)	39.8	109.7
Increase (decrease) in operating capital	(844.0)	160.5	30.9
Net Cash Provided By Operating Activities	926.5	1,945.4	1,724.6
Cash Flows from Investing Activities:
Capital expenditures	(78.2)	(665.8)	(75.4)
Acquisition of businesses and interests in affiliates, net of cash acquired	(276.8)	(160.0)	(67.1)
Proceeds from disposition of subsidiaries	—	114.1	3.2
Proceeds (purchases) from sale of investments and other	(25.9)	2.5	3.2
Net Cash Used In Investing Activities	(380.9)	(709.2)	(136.1)
Cash Flows from Financing Activities:
Proceeds from borrowings	—	1,221.3	1,186.6
Repayment of debt	—	(1,250.0)	(600.0)
Change in short-term debt	8.9	6.4	(5.6)
Dividends paid to common shareholders	(581.1)	(592.3)	(562.7)
Repurchases of common stock	(611.4)	(527.3)	(222.0)
Proceeds from stock plans	17.4	9.1	4.1
Acquisition of additional noncontrolling interests	(20.8)	(21.9)	(22.3)
Dividends paid to noncontrolling interest shareholders	(79.5)	(113.1)	(95.5)
Payment of contingent purchase price obligations	(32.6)	(22.6)	(31.2)
Other, net	(62.9)	(100.6)	(59.8)
Net Cash Used In Financing Activities	(1,362.0)	(1,391.0)	(408.4)
Effect of foreign exchange rate changes on cash and cash equivalents	(218.6)	(128.9)	114.7
Net Increase (Decrease) in Cash and Cash Equivalents	(1,035.0)	(283.7)	1,294.8
Cash and Cash Equivalents at the Beginning of Year	5,316.8	5,600.5	4,305.7
Cash and Cash Equivalents at the End of Year	$4,281.8	$5,316.8	$5,600.5

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
Risks and Uncertainties
Current global economic challenges, including the impact of the war in Ukraine, the lingering effects of the COVID-19 pandemic, high and sustained inflation, rising interest rates, and supply chain disruptions could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and discipline. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
Impact of the War in Ukraine
Historically, we conducted operations in Russia and Ukraine through local agencies in which we held a majority stake. During the first quarter of 2022, the war in Ukraine required us to suspend our business operations in Ukraine. The war resulted in the imposition of sanctions by the United States, the United Kingdom, and the European Union, that affected the cross-border operations of businesses operating in Russia. In addition, Russian regulators imposed currency restrictions and regulations. All of these actions created uncertainty regarding our ability to recover our investment in our operations in Russia, as well as our ability to exercise control over the operations. Therefore, the ability to continue operations in Russia was uncertain. As a result, we disposed of all of our businesses in Russia. Accordingly, in the first quarter of 2022, we recorded pretax charges of $113.4 million, which primarily consisted of the net investment in our Russian businesses, and included charges related to the suspension of operations in Ukraine.
Lingering Effects of the COVID-19 Pandemic
The COVID-19 pandemic adversely affected global economic activity. Beginning in March 2020 and continuing through the first quarter of 2021, our business was impacted by reductions in client spending due to the COVID-19 pandemic. While mixed by business and geography, the spending reductions impacted all our businesses and markets. Globally, the most impacted businesses were our Experiential discipline, especially in our event marketing businesses, and our Execution & Support discipline, primarily in field marketing. Most markets began to improve in April 2021.
2. Significant Accounting Policies
Revenue Recognition. Revenue is recognized when a customer obtains control and receives the benefit of the promised goods or services (the performance obligation) in an amount that reflects the consideration we expect to receive in exchange for those goods or services (the transaction price). We measure revenue by estimating the transaction price based on the consideration specified in the client arrangement. Revenue is recognized as the performance obligations are satisfied. Our revenue is primarily derived from the planning and execution of advertising communications and marketing services in the following fundamental disciplines: Advertising & Media, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations and Healthcare. Our client contracts are primarily fees for service on a rate per hour or per project basis. Revenue is recorded net of sales, use and value added taxes.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Principal vs. Agent. In substantially all our businesses, we incur third-party costs on behalf of clients, including direct costs and incidental, or out-of-pocket costs. Third-party direct costs incurred in connection with the creation and delivery of advertising or marketing communication services include, among others: purchased media, studio production services, specialized talent, including artists and other freelance labor, event marketing supplies, materials and services, promotional items, market research and third-party data and other related expenditures. Out-of-pocket costs include, among others: transportation, hotel, meals, shipping and telecommunication charges incurred by us in the course of providing our services. Billings related to out-of-pocket costs are included in revenue since we control the goods or services prior to delivery to the client.
However, the inclusion of billings related to third-party direct costs in revenue depends on whether we act as a principal or as an agent in the client arrangement. In most of our businesses, including advertising, which also includes studio production efforts and media planning and buying services, public relations, healthcare advertising, precision marketing, commerce and brand consulting businesses, we act as an agent and arrange, at the client’s direction, for third parties to perform certain services. In these cases, we do not control the goods or services prior to the transfer to the client. As a result, revenue is recorded net of these costs, equal to the amount retained for our fee or commission.
In certain businesses we may act as principal when contracting for third-party services on behalf of our clients. In our experiential business and most of our execution and support businesses, including field marketing and certain specialty marketing businesses, we act as principal because we control the specified goods or services before they are transferred to the client and we are responsible for providing the specified goods or services, or we are responsible for directing and integrating third-party vendors to fulfill our performance obligation at the agreed upon contractual price. In such arrangements, we also take pricing risk under the terms of the client contract. In certain specialty media buying businesses, we act as principal when we control the buying process for the purchase of the media and contract directly with the media vendor. In these arrangements, we assume the pricing risk under the terms of the client contract. When we act as principal, we include billable amounts related to third-party costs in the transaction price and record revenue over time at the gross amount billed, including out-of-pocket costs, consistent with the manner that we recognize revenue for the underlying services contract. However, in media buying contracts where we act as principal, we recognize revenue at a point in time, typically when the media is run, including when it is not subject to cancellation by the client or media vendor.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Short-Term Investments. Short-term investments represent time deposits with original maturities ranging from 91 to 364 days. These investments are classified as held-to-maturity securities because we have the positive intent and ability to hold until maturity. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Fair value is based on observable interest rates for similar securities.
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
Business Combinations. In a business combination, the assets acquired, including identified intangible assets, liabilities assumed and any noncontrolling interest in the acquired business are recorded at acquisition date fair value. In circumstances where control is obtained and less than 100% of a business is acquired, goodwill is recorded as if 100% were acquired. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs are expensed as incurred. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are recorded as a

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
liability at the acquisition date fair value using the discount rate in effect on the acquisition date. Subsequent changes in the fair value of the liability are recorded in results of operations. Amounts earned under the contingent purchase price arrangements may be subject to a maximum and payment is not contingent upon future employment. The results of operations of acquired businesses are included in results of operations from the acquisition date.
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
We review the carrying value of goodwill for impairment annually at the end of the second quarter and whenever events or circumstances indicate the carrying value may not be recoverable. The impairment evaluation compares the fair value of each reporting unit, which we identified as our six agency networks, to its carrying value, including goodwill. If the fair value of the reporting unit is equal to or greater than its carrying value, goodwill is not impaired. Goodwill is impaired when the carrying value of the reporting unit exceeds its fair value. Goodwill is written down to its fair value through a non-cash expense recorded in results of operations in the period the impairment is identified.
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
Based on the results of the annual impairment test, we concluded that at June 30, 2022 and 2021 goodwill was not impaired because either the fair value of each reporting unit was substantially in excess of its respective net book value, or for reporting units with a negative book value, fair value of assets exceeds total assets. Subsequent to the annual goodwill impairment test, there have been no events or circumstances that triggered the need for an interim impairment test.
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
Foreign Currency Translation and Transactions. Substantially all of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities are translated from the local functional currency into U.S. Dollars at the exchange rate on the balance sheet date and revenue and expenses are translated at the average exchange rate for the period. Translation

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
adjustments are recorded in accumulated other comprehensive income. Foreign currency gains and losses arising from transactions not in the subsidiaries local currency are recorded in results of operations. In 2022, we recorded foreign currency transaction gains of $1.1 million, and recorded foreign currency transactions losses of $3.3 million and $4.8 million in 2021 and 2020, respectively. Foreign currency gains and losses for hyper-inflationary economies are recorded in results of operations.
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
Interest and penalties related to tax positions taken in our tax returns are recorded in income tax expense. We record a liability for uncertain tax positions that reflects the treatment of certain tax positions taken in our tax returns that do not meet the more-likely-than not threshold. Until these positions are sustained by the taxing authorities or the statute of limitations concerning such issues lapses, we do not generally recognize the tax benefits resulting from such positions.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Concentration of Credit Risk. We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every industry sector of the global economy, and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.7% of revenue in 2022.
Derivative Financial Instruments. All derivative instruments, including certain derivative instruments embedded in other contracts, are recorded at fair value. Derivatives qualify for hedge accounting if: the hedging instrument is designated as a hedge, the hedged exposure is specifically identifiable and exposes us to risk, and a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure have a high degree of correlation. The method of assessing hedge effectiveness and measuring hedge ineffectiveness is formally documented. Hedge effectiveness is assessed, and hedge ineffectiveness is measured at least quarterly throughout the designated hedge period. Changes in the fair value of a fair value hedge are offset against the change in fair value of the hedged asset, liability or firm commitment through results of operations. Changes in the fair value of a cash flow hedge are recognized in other comprehensive income until the hedged item is recognized in results of operations. Foreign currency hedges of the net investment in our foreign operations are recorded in accumulated other comprehensive income (loss), or AOCI. Any gain or loss will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying operation. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and liabilities, taking into account the actual credit risk of the counterparty when valuing assets measured at fair value and credit risk adjustments applied to reflect our credit risk when valuing liabilities measured at fair value.
3. Revenue
Nature of our services
We provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. Our networks, practice areas and agencies provide a comprehensive range of services in the following fundamental disciplines: Advertising & Media, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations and Healthcare. Advertising & Media include creative services across digital and traditional media, strategic media planning and buying, performance media and data analytics services. Precision Marketing includes digital and direct marketing, digital transformation consulting and data and analytics. Commerce & Brand Consulting services include brand and product consulting, strategy and research, retail and ecommerce. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising, point-of-sale and product placement, as well as other specialized marketing and custom communications services. Public Relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. At the core of all our services is the ability to create or develop a client’s marketing or corporate communications message into content that can be delivered to a target audience across different communications mediums.
Revenue by discipline was (in millions):

	Year Ended December 31,
	2022	2021	2020
Advertising & Media	$7,424.7	$7,959.3	$7,511.4
Precision Marketing	1,417.9	1,194.8	944.6
Commerce & Brand Consulting	958.4	910.7	821.8
Experiential	645.5	545.9	426.8
Execution & Support	980.0	1,026.6	961.3
Public Relations	1,545.8	1,391.7	1,310.9
Healthcare	1,316.8	1,260.4	1,194.3
	$14,289.1	$14,289.4	$13,171.1
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.
Revenue in our geographic markets was (in millions):

	Year Ended December 31,
	2022	2021	2020
Americas:
North America	$7,856.0	$7,709.7	$7,577.1
Latin America	329.0	296.1	275.4
EMEA:
Europe	4,010.5	4,219.6	3,607.7
Middle East and Africa	346.7	267.6	207.2
Asia-Pacific	1,746.9	1,796.4	1,503.7
	$14,289.1	$14,289.4	$13,171.1
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States in 2022 and 2021 was $7,367.3 million and $7,245.9 million, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract assets and liabilities
Work in process includes contract assets, unbilled fees and costs, and media and production costs. Contract liabilities primarily consist of customer advances. Work in process and contract liabilities were (in millions):

	December 31,
	2022	2021
Work in process:
Media and production costs	$725.1	$731.1
Contract assets and unbilled fees and costs	529.5	469.9
	$1,254.6	$1,201.0
Contract liabilities:
Customer advances	$1,492.3	$1,644.5
Work in process represents accrued costs incurred on behalf of customers, including media and production costs, and fees and other third-party costs that have not yet been billed. Media and production costs are billed during the production process in accordance with the terms of the client contract. Contract assets primarily include incentive fees, which are not material and will be billed to clients in accordance with the terms of the client contract. Substantially all unbilled fees and costs will be billed within the next 30 days. Contract liabilities primarily represent advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs that are generally incurred in the near term. There were no impairment losses to the contract assets recorded in 2022 or 2021.
4. Net Income per Share
The computations of basic and diluted net income per share were (in millions, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net income - Omnicom Group Inc.	$1,316.5	$1,407.8	$945.4
Weighted average shares:
Basic	205.6	214.3	215.6
Dilutive stock options and restricted shares	1.4	1.3	0.6
Diluted	207.0	215.6	216.2

Anti-dilutive stock options and restricted shares	4.3	4.7	0.8
Net income per share - Omnicom Group Inc.:
Basic	$6.40	$6.57	$4.38
Diluted	$6.36	$6.53	$4.37
5. Business Combinations
In 2022, we completed five acquisitions that increased goodwill by $268.4 million. In addition, during 2022, we acquired additional equity interests in certain majority owned subsidiaries, which are accounted for as equity transactions, and no additional goodwill was recorded. None of the acquisitions in 2022, either individually or in the aggregate, was material to our results of operations or financial position.
The evaluation of potential acquisitions is based on various factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings, as well as our experience and judgment. Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our strategic business platforms and agency brands, through the expansion of their geographic area or their service capabilities to better serve our clients. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are derived using the performance of the acquired company and are based on predetermined formulas. At December 31, 2022 and 2021, contingent purchase price obligations were $115.0 million and $167.1 million, respectively, of which $39.2 million and $43.1 million, respectively, are recorded in other current liabilities.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
our acquisition strategy is the existence of, or the ability to, expand our existing client relationships. The expected benefits of our acquisitions are typically shared across multiple agencies and regions.
6. Goodwill and Intangible Assets
Goodwill (in millions):

	December 31
	2022	2021
January 1	$9,738.6	$9,609.7
Acquisitions	211.7	113.4
Noncontrolling interests in acquired businesses	48.0	84.5
Contingent purchase price obligations of acquired businesses	8.7	88.0
Dispositions	(19.6)	(22.5)
Foreign currency translation	(253.1)	(134.5)
December 31	$9,734.3	$9,738.6
There were no goodwill impairment losses recorded in 2022 or 2021, and there are no accumulated goodwill impairment losses.
Intangible assets (in millions):

	December 31,
	2022			2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Purchased and internally developed software	$374.8	$(309.1)	$65.7	$382.2	$(318.7)	$63.5
Customer related and other	758.5	(510.8)	247.7	772.3	(537.8)	234.5
	$1,133.3	$(819.9)	$313.4	$1,154.5	$(856.5)	$298.0
7. Debt
Credit Facility and Credit Lines
We have a $2.5 billion multi-currency revolving credit facility, or Credit Facility, with a termination date of February 14, 2025. In addition, we have the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program. Certain of our international subsidiaries have uncommitted credit lines aggregating $582.9 million, which are guaranteed by Omnicom. These facilities provide additional liquidity sources for operating capital and general corporate purposes. During 2022, there were no borrowings under the Credit Facility, and there were no commercial paper issuances.
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At December 31, 2022, we were in compliance with this covenant as our Leverage Ratio was 2.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt of $16.9 million and $9.6 million at December 31, 2022 and 2021, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. The weighted average interest rate was 10.3% and 1.6%, respectively. Due to the short-term nature of this debt, carrying value approximates fair value.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-Term Debt
Long-term debt was (in millions):

	December 31,
	2022	2021
3.65% Senior Notes due 2024	$750.0	$750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
€500 Million 0.80% Senior Notes due 2027	534.9	568.6
2.45% Senior Notes due 2030	600.0	600.0
4.20% Senior Notes due 2030	600.0	600.0
€500 Million 1.40% Senior Notes due 2031	534.9	568.6
2.60% Senior Notes due 2031	800.0	800.0
£325 Million 2.25% Senior Notes due 2033	392.0	439.8
	5,611.8	5,727.0
Unamortized discount	(9.0)	(10.8)
Unamortized debt issuance costs	(26.2)	(31.8)
Unamortized deferred gain from settlement of interest rate swaps	0.6	1.3
	$5,577.2	$5,685.7
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
Omnicom and OCI have, jointly and severally, fully and unconditionally guaranteed the obligations of Omnicom Finance Holdings plc, or OFH, a U.K.-based wholly owned subsidiary of Omnicom, with respect to the €500 million 0.80% Senior Notes due 2027 and the €500 million 1.40% Senior Notes due 2031, collectively the Euro Notes. OFH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in Europe, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom, OCI or OFH to obtain funds from their subsidiaries through dividends, loans or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFH and each of Omnicom and OCI, respectively.
Omnicom has fully and unconditionally guaranteed the obligations of Omnicom Capital Holdings plc, or OCH, a U.K.-based wholly owned subsidiary of Omnicom, with respect to the £325 million 2.25% Senior Notes due 2033, or Sterling Notes. OCH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in EMEA, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OCH to obtain funds from their subsidiaries through dividends, loans or advances. The Sterling Notes and the related guarantee are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OCH and Omnicom, respectively.
At December 31, 2022, the maturities of our long-term debt were (in millions):

2023	$—
2024	750.0
2025	—
2026	1,400.0
2027	534.9
Thereafter	2,926.9
$5,611.8

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest Expense
Interest expense is composed of (in millions):

	Year Ended December 31,
	2022	2021	2020
Long-term debt	$164.7	$167.3	$178.6
Early redemption payments and other fees	4.6	43.4	14.1
Pension and other interest	35.8	35.3	38.0
Interest rate and cross currency swaps	3.5	(9.6)	(8.9)
	$208.6	$236.4	$221.8
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
Revenue and long-lived assets and goodwill by geographic region were (in millions):

	Americas	EMEA	Asia-Pacific
December 31, 2022
Revenue	$8,185.0	$4,357.2	$1,746.9
Long-lived assets and goodwill	7,727.0	3,315.2	757.2
December 31, 2021
Revenue	$8,005.8	$4,487.2	$1,796.4
Long-lived assets and goodwill	7,629.2	3,615.5	689.0
December 31, 2020
Revenue	$7,852.5	$3,814.9	$1,503.7
Long-lived assets and goodwill	7,610.9	3,142.3	665.1
9. Equity Method Investments
Income (loss) from our equity method investments was $5.2 million, $7.5 million and $(6.8) million in 2022, 2021 and 2020, respectively. At December 31, 2022 and 2021, our proportionate share in the net assets of the equity method investments was $18.3 million and $26.0 million, respectively. Equity method investments are not material to our results of operations or financial position; therefore, summarized financial information is not required to be presented.
10. Share-Based Compensation Plans
Share-based incentive awards are granted to employees under the 2021 Incentive Award Plan, or the 2021 Plan, which was approved by the shareholders. The 2021 Plan is administered by the Compensation Committee of the Board of Directors, or the Compensation Committee. Awards include stock options, restricted stock and other performance-based stock awards. The maximum number of shares of common stock that can be granted under the 2021 Plan is 14.7 million shares plus any shares awarded under the 2021 Plan and any prior plan that have been forfeited or have expired. All awards reduce the number of shares available for grant on a one-for-one basis. The terms of each award and the exercise date are determined by the Compensation Committee. The 2021 Plan does not permit the holder of an award to elect cash settlement under any circumstances. At December 31, 2022, there were 8,899,375 shares available for grant under the 2021 Plan.
Share-based compensation expense was $81.7 million, $84.7 million and $70.8 million in 2022, 2021 and 2020, respectively. At December 31, 2022, unamortized share-based compensation that will be expensed over the next five years is $196.5 million.
We recognize a tax benefit in income tax expense and record a deferred tax asset for the share-based compensation expense recognized for financial reporting purposes that has not been deducted on our income tax return. Excess tax benefits and deficiencies represent the difference between the actual compensation deduction for tax purposes, which is calculated as the difference between the grant date price of the award, and the price of our common stock on the vesting or exercise date. Any excess tax benefit or deficiency related to share-based compensation is recorded in results of operations, as a component of

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
income tax expense, upon vesting of restricted stock awards or exercise of stock options. We recognized a tax benefit of $1.9 million and $2.9 million in 2022 and 2021, respectively.
Stock Options
The exercise price of stock option awards cannot be less than 100% of the market price of our common stock on the grant date and have a maximum contractual life of 10 years.
Stock option activity was:

	Year Ended December 31,
	2022		2021		2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
January 1	4,689,250	$74.30	768,750	$83.65	866,000	$83.80
Granted	853,875	$68.88	4,025,000	72.47	—	—
Exercised	(157,500)	$84.94	(60,000)	60.17	—	—
Forfeited	(258,000)	$77.69	(44,500)	$77.93	(97,250)	$84.94
December 31	5,127,625	$72.90	4,689,250	$74.30	768,750	$83.65

Exercisable December 31	423,750	$84.94	689,250	$84.94	768,750	$83.65
At December 31, 2022, options outstanding and exercisable were:

			Options Outstanding			Options Exercisable
Exercise Price Range			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$63.00	to	$64.00	50,000	9.5 years	$63.21	—	$0.00
$69.00	to	$70.00	803,875	9.6 years	$69.23	—	$0.00
$72.00	to	$73.00	3,850,000	8.9 years	$72.47	—	$0.00
$84.00	to	$85.00	423,750	0.3 years	$84.94	423,750	$84.94
			5,127,625			423,750
The grant date fair value of $12.60 and $8.47 for the 2022 and 2021 option awards, respectively, was determined using the Black-Scholes option valuation model. The assumptions, without adjusting for forfeitures and lack of liquidity, in 2022 were: an expected life ranging from 6.5 years to 7.5 years, risk free interest rate ranging from 3.0% to 3.1%, expected volatility ranging from 24.5% to 24.7%, and dividend yield ranging from 4.2% to 4.5% , and in 2021 were: an expected life of 8.0 years, risk free interest rate of 1.4%, expected volatility of 23%, and dividend yield of 4.6%.
Restricted Stock
Restricted stock activity was:

	Year Ended December 31,
	2022	2021	2020
January 1	2,932,836	3,012,988	2,547,001
Granted	1,147,496	1,017,895	1,511,719
Vested	(889,736)	(899,372)	(874,431)
Forfeited	(180,253)	(198,675)	(171,301)
December 31	3,010,343	2,932,836	3,012,988

Weighted average grant date fair value of shares granted in the period	$59.02	$68.99	$51.26
Weighted average grant date fair value at December 31	$61.11	$63.09	$61.44
Generally, restricted shares vest ratably over five years from the grant date provided the employee remains employed by us. Restricted shares do not pay a dividend, and may not be sold, transferred, pledged or otherwise encumbered until the forfeiture restrictions lapse. Under most circumstances, the employee forfeits the shares if employment ceases prior to the end of the restriction period.
Performance Restricted Stock Units
The Compensation Committee grants certain employees performance restricted stock units, or PRSU. Each PRSU represents the right to receive one share of common stock on vesting. The ultimate number of PRSUs received by the employee depends on

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Company's average return on equity over a three year period compared to the average return on equity of a peer group of principal competitors over the same period. The PRSUs vest three years from the grant date. The PRSUs have a service and performance vesting condition and compensation expense is recognized on a graded-vesting basis. Over the performance period, compensation expense is adjusted upward or downward based on our estimate of the probability of achieving the performance target for the portion of the awards subject to the performance vesting condition. We have assumed that all PRSUs will vest.
PRSU activity was:

	Year Ended December 31,
	2022		2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
January 1	533,890	$70.42	550,561	$70.17	538,134	$77.99
Granted	218,127	$76.79	165,911	$74.89	186,197	$61.36
Distributed	(181,782)	$75.64	(182,582)	$73.72	(173,770)	$84.94
December 31	570,235	$71.19	533,890	$70.42	550,561	$70.17
Employee Stock Purchase Plan
The employee stock purchase plan, or ESPP, enables employees to purchase our common stock through payroll deductions over each plan quarter at 95% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974, or ERISA. Employees purchased 72,672 shares, 73,250 shares and 91,605 shares in 2022, 2021 and 2020, respectively. All shares purchased were issued from treasury stock, for which we received $5.2 million, $5.0 million and $5.2 million, respectively. At December 31, 2022, there were 8,361,784 shares available under the ESPP.
11. Income Taxes
The components of income before income taxes were (in millions):

	Year Ended December 31,
	2022	2021	2020
Domestic	$789.3	$845.9	$711.1
International	1,156.1	1,142.9	698.2
	$1,945.4	$1,988.8	$1,409.3
Income tax expense (benefit) was (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
U.S. federal	$180.1	$144.0	$172.2
U.S. state and local	57.0	16.5	39.5
International	287.4	303.9	189.1
	524.5	464.4	400.8
Deferred:
U.S. federal	11.1	40.0	(17.4)
U.S. state and local	(0.3)	(11.6)	(6.1)
International	11.5	(4.1)	4.4
	22.3	24.3	(19.1)
	$546.8	$488.7	$381.7
The reconciliation from the statutory U.S. federal income tax rate to our effective tax rate is:

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
U.S. state and local income taxes, net of U.S. federal income tax benefit	2.3	0.2	2.2
Impact of foreign operations	3.5	3.6	3.4
Impact of war in Ukraine and other	1.3	(0.2)	0.5
Effective tax rate	28.1%	24.6%	27.1%

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our effective tax rate for 2022 increased year-over-year to 28.1% from 24.6%. The higher effective tax rate for 2022 was predominantly the result of the non-deductibility of the $113.4 million charges recorded in the first quarter of 2022, arising from the effects of the war in Ukraine, as well as an additional increase in income tax expense of $4.8 million related to the disposition of our businesses in Russia. These charges were partially offset by the tax benefit arising from our share-based compensation awards. The effective tax rate for 2021 reflects a nominal tax applied to the book gain on the disposition in the Advertising & Media discipline resulting from the excess of tax over book basis and a reduction in income tax expense of $32.8 million, primarily related to the favorable settlements of uncertain tax positions in certain jurisdictions.
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Historically, we have made discretionary share repurchases. Beginning in 2023, these purchases would be subject to the excise tax. Based on the historical net repurchase activity, the excise tax and the other provisions of the IRA are not expected to have a material impact on our results of operations or financial position.
The Tax Cuts and Jobs Act of 2017, or the Tax Act, imposed a one-time tax, the transition tax, on the accumulated earnings of foreign subsidiaries. At December 31, 2022 and 2021, the remaining transition tax liability was $88.8 million and $100.4 million, respectively. The transition tax is expected to be fully paid by 2026. The Tax Act also implemented a territorial tax system that allows us to repatriate earnings of our foreign subsidiaries without incurring additional U.S. tax by providing a 100% dividend exemption. While a territorial tax system limits U.S. federal income tax to domestic source income, foreign source income is subject to tax in the appropriate foreign jurisdiction at the local rate, which in certain jurisdictions may be higher than the U.S. federal statutory income tax rate of 21%. Therefore, the foreign tax rate differential will cause our effective tax rate to be higher than the U.S. federal statutory income tax rate. The international tax rate differentials in 2022 and 2021 are primarily attributed to our earnings in Germany, Australia, France, Japan and Canada being taxed at higher rates than the U.S. statutory tax rate.
We have elected to account for any tax on the global intangible low-taxed income, or GILTI, in the period in which it is incurred. We provided $10.9 million and $8.8 million in 2022 and 2021, respectively, for tax impact of GILTI.
The components of deferred tax assets and liabilities and balance sheet classification were (in millions):

	December 31,
	2022	2021
Deferred tax assets:
Compensation	$197.6	$223.8
Tax loss and credit carryforwards	77.1	81.4
Basis differences from acquisitions	31.0	29.9
Basis differences from short-term assets and liabilities	20.5	15.5
Other, net	(18.6)	(14.2)
Deferred tax assets	307.6	336.4
Valuation allowance	(21.1)	(18.0)
Net deferred tax assets	$286.5	$318.4
Deferred tax liabilities:
Goodwill and intangible assets	$653.3	$640.1
Unremitted foreign earnings	34.9	76.6
Basis differences from investments	6.9	6.5
Financial instruments	0.3	0.8
Deferred tax liabilities	$695.4	$724.0

Long-term deferred tax assets	$66.8	$71.7
Long-term deferred tax liabilities	$475.7	$477.3
We have concluded that it is more likely than not that we will be able to realize our net deferred tax assets in future periods because results of future operations are expected to generate sufficient taxable income. The valuation allowance of $21.1 million and $18.0 million at December 31, 2022 and 2021, respectively, relates to tax losses and tax credit carryforwards in the U.S. and in international jurisdictions. Tax loss and credit carryforwards for which there is no valuation allowance are available for periods ranging from 2023 to 2042, which is longer than the forecasted utilization of such carryforwards.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of our unrecognized tax benefits is (in millions):

	December 31,
	2022	2021
January 1	$162.8	$182.9
Additions:
Current year tax positions	2.7	4.4
Prior year tax positions	4.7	1.7
Reduction of prior year tax positions	(1.5)	(12.1)
Settlements	(0.9)	(13.6)
Foreign currency translation	(0.2)	(0.5)
December 31	$167.6	$162.8
Substantially all the liability for uncertain tax positions is recorded in long-term liabilities. At December 31, 2022 and 2021, approximately $161.8 million and $157.3 million, respectively, of the liability for uncertain tax positions would affect our effective tax rate upon resolution of the uncertain tax positions.
Income tax expense in 2022, 2021 and 2020 includes $4.3 million, $2.1 million and $3.8 million, respectively, of interest, net of tax benefit, and penalties related to tax positions taken on our tax returns that have not been settled as of December 31, 2021. At December 31, 2022 and 2021, accrued interest and penalties were $15.9 million and $10.7 million, respectively.
We file a consolidated U.S. federal income tax return and income tax returns in various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions. Our principal foreign jurisdictions include the United Kingdom, France and Germany. The Internal Revenue Service has completed its examination of our U.S. federal tax returns through 2017. Tax returns in the United Kingdom, France and Germany have been examined through 2020, 2018 and 2015, respectively.
12. Pension and Other Postemployment Benefits
Defined Contribution Plans
Our domestic and international subsidiaries provide retirement benefits for their employees primarily through defined contribution profit sharing and savings plans. Contributions to the plans vary by subsidiary and have generally been in amounts up to the maximum percentage of total eligible compensation of participating employees that is deductible for income tax purposes. Contribution expense was $123.2 million, $115.5 million and $108.1 million in 2022, 2021 and 2020, respectively.
Defined Benefit Pension Plans
Two of our U.S. businesses and several of our non-U.S. businesses sponsor noncontributory defined benefit pension plans. These plans provide benefits to employees based on formulas recognizing length of service and earnings. The U.S. plans are subject to ERISA and cover approximately 700 participants. These plans are closed to new participants and do not accrue future benefit credits. The non-U.S. plans, which include statutory plans, are not subject to ERISA and cover approximately 7,300 participants.
We have a Senior Executive Restrictive Covenant and Retention Plan, or Retention Plan, for certain executive officers selected by the Compensation Committee. The Retention Plan is a non-qualified deferred compensation severance plan that is not subject to ERISA and was adopted to secure non-competition, non-solicitation, non-disparagement and ongoing consulting services from such executive officers and to strengthen the retention aspect of executive officer compensation. The Retention Plan provides annual payments upon termination following at least seven years of service with Omnicom or its subsidiaries to the participants or to their beneficiaries. A participant’s annual benefit is payable for 15 consecutive calendar years following termination, but in no event prior to age 55. The annual benefit is equal to the lesser of (i) the participant’s final average pay times an applicable percentage, which is based upon the executive’s years of service as an executive officer, not to exceed 35% or (ii) $1.5 million adjusted for cost-of-living, beginning with the second annual payment, not to exceed 2.5% per year. The Retention Plan is not funded and benefits are paid when due.
The components of net periodic benefit expense were (in millions):

	Year Ended December 31,
	2022	2021	2020
Service cost	$2.8	$5.2	$7.5
Interest cost	5.6	4.2	7.7
Expected return on plan assets	(1.4)	(1.5)	(2.6)
Amortization of prior service cost	0.4	0.8	0.8
Amortization of actuarial loss	4.0	9.3	6.7
	$11.4	$18.0	$20.1

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included in accumulated other comprehensive income at December 31, 2022 and 2021 were unrecognized costs for actuarial losses and prior service cost of $23.4 million ($15.9 million net of income taxes) and $67.2 million ($46.8 million net of income taxes), respectively, that have not yet been recognized in net periodic benefit cost. The unrecognized costs for actuarial gains and losses and prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2023 is $1.3 million.
The weighted average assumptions used to determine net periodic benefit expense were:

	Year Ended December 31,
	2022	2021	2020
Discount rate	2.1%	1.4%	2.4%
Compensation increases	2.6%	2.7%	2.5%
Expected return on plan assets	1.6%	5.0%	5.1%
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
Our funding policy is to contribute amounts sufficient to meet minimum funding requirements in accordance with the applicable employee benefit and tax laws that the plans are subject to, plus such additional amounts as we may determine to be appropriate. In 2022 and 2021, we contributed $8.2 million and $6.4 million, respectively, to the defined benefit pension plans. We do not expect the contributions for 2023 to differ materially from the 2022 contributions.
The change in benefit obligation and fair value of plan assets of the defined benefit pension plans were (in millions):

	December 31,
	2022	2021
Benefit Obligation:
January 1	$289.4	$309.3
Service cost	2.8	5.2
Interest cost	5.6	4.2
Amendments, curtailments and settlements	(0.1)	(0.4)
Actuarial (gain) loss	(52.2)	(13.9)
Benefits paid	(10.9)	(8.1)
Foreign currency translation	(6.0)	(6.9)
December 31	$228.6	$289.4
Fair Value of Plan Assets:
January 1	$63.0	$63.3
Actual return on plan assets	(14.3)	4.1
Employer contributions	8.2	6.4
Benefits paid	(10.9)	(8.1)
Foreign currency translation and other	(2.0)	(2.7)
December 31	$44.0	$63.0
The funded status and balance sheet classification of the defined benefit pension plans were (in millions):

	December 31,
	2022	2021
Funded Status	$(184.6)	$(226.4)

Other assets	$2.4	$3.7
Other current liabilities	(7.5)	(5.8)
Long-term liabilities	(179.5)	(224.3)
	$(184.6)	$(226.4)

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2022 and 2021, the accumulated benefit obligation for our defined benefit pension plans was $181.4 million and $226.6 million, respectively.
Plans with benefit obligations in excess of plan assets were (in millions):

	December 31,
	2022	2021
Benefit obligation	$(221.2)	$(258.1)
Plan assets	34.2	28.0
	$(187.0)	$(230.1)
The weighted average assumptions used to determine the benefit obligation were:

	December 31,
	2022	2021
Discount rate	4.4%	2.1%
Compensation increases	3.5%	2.7%
At December 31, 2022, the estimated benefits expected to be paid over the next 10 years are (in millions):

2023	$11.2
2024	15.3
2025	17.9
2026	17.5
2027	18.7
2028 - 2032	97.1
Postemployment Arrangements
We have executive retirement agreements under which benefits will be paid to participants or to their beneficiaries over periods up to ten years beginning after cessation of full-time employment. Our postemployment arrangements are unfunded and benefits are paid when due.
The components of net periodic benefit expense were (in millions):

	Year Ended December 31,
	2022	2021	2020
Service cost	$4.5	$4.8	$4.6
Interest cost	2.6	2.1	3.4
Amortization of prior service cost	3.8	4.1	4.3
Amortization of actuarial loss	2.5	3.9	2.1
	$13.4	$14.9	$14.4
Included in accumulated other comprehensive income at December 31, 2022 and 2021 were unrecognized costs for actuarial losses and prior service cost of $31.6 million ($21.9 million net of income taxes) and $56.7 million ($39.5 million net of income taxes), respectively, that have not yet been recognized in the net periodic benefit cost. The unrecognized costs for actuarial gains and losses and prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2023 is $3.8 million.
The weighted average assumptions used to determine net periodic benefit expense were:

	Year Ended December 31,
	2022	2021	2020
Discount rate	1.8%	1.4%	2.5%
Compensation increases	3.5%	3.5%	3.5%
Experience gains and losses and effects of changes in actuarial assumptions are amortized over a period no longer than the expected average future service of active employees.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The benefit obligation and balance sheet classification at December 31, 2022 and 2021, were (in millions):

	2022	2021
January 1	$153.0	$164.6
Service cost	4.5	4.8
Interest cost	2.6	2.1
Amendments	5.8	(1.2)
Actuarial (gain) loss	(24.7)	(7.8)
Benefits paid	(10.4)	(9.5)
December 31	$130.8	$153.0

Other current liabilities	$10.5	$10.4
Long-term liabilities	120.3	142.6
	$130.8	$153.0
The weighted average assumptions used to determine the benefit obligation were:

	December 31,
	2022	2021
Discount rate	4.8%	2.4%
Compensation increases	3.5%	3.5%
At December 31, 2022, the estimated benefits expected to be paid over the next 10 years are (in millions):

2023	$10.5
2024	10.7
2025	11.5
2026	10.8
2027	10.9
2028 - 2032	50.2
13. Charges Arising from the Effects of the War in Ukraine
As discussed in Note 1, in the first quarter of 2022, we recorded pretax charges arising from the effects of the war in Ukraine of $113.4 million, which included cash charges of $47.6 million, primarily consisting of the loss on the disposition of the net investment in our Russian businesses, as well as impairment and other charges related to the suspension of operations in Ukraine.
14. Supplemental Cash Flow Data
The change in operating capital was (in millions):

	Year Ended December 31,
	2022	2021	2020
(Increase) decrease in accounts receivable	$(129.1)	$(989.1)	$141.2
(Increase) decrease in work in process and other current assets	(197.9)	(281.7)	293.0
Increase (decrease) in accounts payable	(350.1)	921.3	(428.6)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(97.8)	338.8	65.9
Change in other assets and liabilities, net	(69.1)	171.2	(40.6)
Increase (decrease) in operating capital	$(844.0)	$160.5	$30.9
Supplemental financial information (in millions):

	Year Ended December 31,
	2022	2021	2020
Income taxes paid	$450.3	$454.4	$376.5
Interest paid	$173.9	$219.3	$205.5
Interest paid for 2021 includes a $37.7 million cash payment on the early redemption of all the outstanding $1.25 billion principal amount of 3.625% Senior Notes due 2022.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-cash increase in lease liabilities (in millions):

	Year Ended December 31,
	2022	2021
Operating leases	$241.7	$123.3
Finance leases	$74.5	$67.4
15. Noncontrolling Interests
Changes in the ownership interests in our less than 100% owned subsidiaries were (in millions):

	Year Ended December 31,
	2022	2021	2020
Net income attributed to Omnicom Group Inc.	$1,316.5	$1,407.8	$945.4
Net transfers (to) from noncontrolling interests	(17.1)	(12.2)	5.8
Change from net income attributed to Omnicom Group Inc. and transfers (to) from noncontrolling interests	$1,299.4	$1,395.6	$951.2

16. Leases and Property and Equipment
Leases
The components of lease cost were (in millions):

	Year Ended December 31,
	2022	2021
Operating lease cost	$243.8	$279.6
Variable lease cost	23.5	25.7
Short-term lease cost	2.5	2.7
Sublease income	(3.8)	(3.8)
	266.0	304.2
Finance lease cost:
Depreciation of ROU assets	55.1	52.6
Interest	5.7	4.9
	60.8	57.5
Total lease cost	$326.8	$361.7
Future lease payments at December 31, 2022 are (in millions):

	Operating Leases	Finance Leases
2023	$240.6	$56.4
2024	207.3	44.7
2025	168.2	32.8
2026	139.3	14.8
2027	119.0	3.5
Thereafter	500.1	1.1
Total lease payments	1,374.5	153.3
Less: Interest	266.6	7.1
Present value of lease liabilities	$1,107.9	$146.2
The balance sheet classification of our operating leases at December 31 was (in millions):

	2022	2021
Operating lease ROU assets	$1,165.0	$1,202.9
Lease liability:
Other current liabilities	$207.9	$225.1
Long-term liability - operating leases	900.0	952.1
	$1,107.9	$1,177.2

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Office and equipment operating leases at December 31, 2022 and 2021, had a weighted average remaining lease term of 6.9 and 7.5 years, respectively, and a weighted average discount rate of 3.4% and 3.2%, respectively.
Property and Equipment
Property and equipment at December 31 were (in millions):

	2022	2021
Property and equipment - owned	$1,684.6	$1,805.5
Equipment under finance leases	383.0	352.3
	2,067.6	2,157.8
Accumulated depreciation	(1,167.5)	(1,165.7)
	$900.1	$992.1
Finance leases at December 31, 2022 and 2021, had a weighted average remaining lease term of 3.1 years and 3.1 years, respectively, and a weighted average discount rate of 5.1% and 4.3%, respectively.
17. Temporary Equity - Redeemable Noncontrolling Interests
Owners of noncontrolling equity interests in some of our subsidiaries have the right in certain circumstances to require us to purchase all or a portion of their equity interest at fair value as defined in the applicable agreements. Assuming that the subsidiaries perform at their current and projected profit levels, at December 31, 2022, the aggregate estimated amount we could be required to pay in future periods is $382.9 million, of which $145.1 million is currently exercisable by the holders. If these rights are exercised, there would be an increase in net income attributable to Omnicom as a result of our increased ownership interest and the reduction of net income attributable to noncontrolling interests. The ultimate amount paid could be significantly different because the redemption amount depends on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. Upon redemption, the difference between the estimated redemption value and the actual amount paid is recorded in additional paid-in capital.
18. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not expect that these proceedings will have a material adverse effect on our results of operations or financial position.
19. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes were (in millions):

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
January 1, 2021	$(20.1)	$(123.2)	$(1,070.5)	$(1,213.8)
Other comprehensive income (loss) before reclassifications	—	20.0	(75.3)	(55.3)
Reclassification from accumulated other comprehensive income (loss)	4.0	12.8	—	16.8
December 31, 2021	(16.1)	(90.4)	(1,145.8)	(1,252.3)
Other comprehensive income (loss) before reclassifications	—	41.5	(238.7)	(197.2)
Reclassification from accumulated other comprehensive income (loss)	4.0	7.6	—	11.6
December 31, 2022	$(12.1)	$(41.3)	$(1,384.5)	$(1,437.9)

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis were (in millions):

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$4,281.8			$4,281.8
Short-term investments		$60.7		60.7
Marketable equity securities	0.9			0.9
Liabilities:
Foreign currency derivatives		$0.1		$0.1
Cross currency swaps - net investment hedge		16.5		16.5
Contingent purchase price obligations			$115.0	115.0
December 31, 2021
Assets:
Cash and cash equivalents	$5,316.8			$5,316.8
Marketable equity securities	1.1			1.1
Foreign currency derivatives		$0.3		0.3
Liabilities:
Foreign currency derivatives		0.1		0.1
Contingent purchase price obligations			$167.1	167.1
Changes in contingent purchase price obligations were (in millions):

	December 31,
	2022	2021
January 1	$167.1	$71.9
Acquisitions	13.3	120.4
Revaluation and interest	(26.0)	0.4
Payments	(32.7)	(22.6)
Foreign currency translation	(6.7)	(3.0)
December 31	$115.0	$167.1
The carrying amount and fair value of our financial assets and liabilities were (in millions):

	December 31,
	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$4,281.8	$4,281.8	$5,316.8	$5,316.8
Short-term investments	60.7	60.7	—	—
Marketable equity securities	0.9	0.9	1.1	1.1
Non-marketable equity securities	5.6	5.6	6.5	6.5
Foreign currency derivatives	—	—	0.3	0.3
Liabilities:
Short-term debt	$16.9	$16.9	$9.6	$9.6
Foreign currency derivatives	0.1	0.1	0.1	0.1
Cross currency swaps - net investment hedge	16.5	16.5	—	—
Contingent purchase price obligations	115.0	115.0	167.1	167.1
Long-term debt	5,577.2	4,993.4	5,685.7	6,011.6
The estimated fair values of the cross-currency swaps and foreign currency derivative instruments are determined using model-derived valuations, taking into consideration foreign currency rates, interest rates, and counterparty credit risk. The estimated fair value of the contingent purchase price obligations is calculated in accordance with the terms of each acquisition agreement and is discounted. The fair value of long-term debt is based on quoted market prices.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. Derivative Instruments and Hedging Activities
We manage our exposure to foreign exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We use net investment hedges to manage the volatility of foreign exchange rates on the investment in our foreign subsidiaries. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors.
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivatives. We periodically determine the potential loss from market risk on our derivatives by performing a value-at-risk, or VaR, analysis. VaR is a statistical model that uses historical currency exchange rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2022 was not significant.
Foreign Currency Exchange Risk
As an integral part of our global treasury operations, we centralize our cash and use notional multicurrency pools to manage the foreign currency exchange risk that arises from imbalances between subsidiaries and their respective treasury centers. In addition, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward foreign exchange contracts. To manage this risk, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $40.3 million and $77.3 million at December 31, 2022 and 2021, respectively.
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
In 2022, we entered into fixed-to-fixed cross currency swaps with a notional value of $150 million to hedge a portion of the net investment in our Japanese subsidiaries against volatility in the Yen/U.S. Dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2025 and 2029. Changes in the fair value of the swaps are recognized in foreign currency translation and are reported in accumulated other comprehensive income (loss), or AOCI. Any gain or loss will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying operations. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. We receive net fixed U.S. Dollar interest payments, and in 2022, we recorded $1.2 million as a reduction of interest expense. At December 31, 2022, the liability for the swap fair value was $16.5 million and is recorded in long-term liabilities.
Interest Rate Risk
We may use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. During 2022, there were no interest rate swaps and, at December 31, 2022, long-term debt consisted entirely of fixed-rate debt.
22. New Accounting Standards
On January 1, 2023, we adopted ASU 2021-08, Accounting for Contract Assets and Contract Liabilities From Contracts With Customers, or ASU 2021-08, that requires acquiring companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination consistent with those recorded by the acquiring company. Contracts with customers in the advertising and marketing business are typically short duration contracts. To the extent we acquire companies in the advertising and marketing communications business, the adoption of this standard will not have a material impact on our results of operations or financial position.
23. Subsequent Events
We have evaluated events subsequent to the balance sheet date and determined there have not been any events that have occurred that would require adjustment to or disclosure in the consolidated financial statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2022
(In millions)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustment Increase (Decrease)	Balance End of Period
Valuation accounts deducted from assets:
Allowance for Doubtful Accounts:
December 31, 2022	$21.7	$6.1	$(2.4)	$(0.7)	$24.7
December 31, 2021	30.4	4.7	(12.7)	(0.7)	21.7
December 31, 2020	21.5	23.5	(15.0)	0.4	30.4

S-1