Form 10-Q
period 2023-03-31
OMNICOM GROUP INC.
filed 2023-04-19
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 11, 2023, there were 199,514,755 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$3,261.5	$4,281.8
Short-term investments	87.4	60.7
Accounts receivable, net of allowance for doubtful accounts of $23.1 and $24.7	7,062.2	8,097.1
Work in process	1,508.9	1,254.6
Other current assets	975.2	918.8
Total Current Assets	12,895.2	14,613.0
Property and Equipment at cost, less accumulated depreciation of $1,205.6 and $1,167.5	884.0	900.1
Operating Lease Right-Of-Use Assets	1,077.2	1,165.0
Equity Method Investments	66.4	66.2
Goodwill	9,792.6	9,734.3
Intangible Assets, net of accumulated amortization of $834.9 and $819.9	300.3	313.4
Other Assets	221.9	210.5
TOTAL ASSETS	$25,237.6	$27,002.5

LIABILITIES AND EQUITY:
Current Liabilities:
Accounts payable	$9,585.2	$11,000.2
Customer advances	1,279.6	1,492.3
Short-term debt	18.5	16.9
Taxes payable	334.2	300.0
Other current liabilities	2,247.6	2,243.4
Total Current Liabilities	13,465.1	15,052.8
Long-Term Liabilities	839.9	837.5
Long-Term Liability - Operating Leases	890.7	900.0
Long-Term Debt	5,609.4	5,577.2
Deferred Tax Liabilities	439.6	475.7
Commitments and Contingent Liabilities (Note 12)
Temporary Equity - Redeemable Noncontrolling Interests	361.7	382.9
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	580.7	571.1
Retained earnings	9,825.5	9,739.3
Accumulated other comprehensive income (loss)	(1,384.5)	(1,437.9)
Treasury stock, at cost	(5,949.7)	(5,665.0)
Total Shareholders’ Equity	3,116.6	3,252.1
Noncontrolling interests	514.6	524.3
Total Equity	3,631.2	3,776.4
TOTAL LIABILITIES AND EQUITY	$25,237.6	$27,002.5

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
REVENUE	$3,443.3	$3,410.3
OPERATING EXPENSES:
Salary and service costs	2,542.9	2,491.8
Occupancy and other costs	291.6	300.2
Real estate repositioning costs	119.2	—
Charges arising from the effects of the war in Ukraine	—	113.4
Cost of services	2,953.7	2,905.4
Selling, general and administrative expenses	89.2	96.7
Depreciation and amortization	53.9	55.2
Total Operating Expenses	3,096.8	3,057.3
OPERATING INCOME	346.5	353.0
Interest Expense	54.9	51.0
Interest Income	35.6	8.2
INCOME BEFORE INCOME TAXES AND INCOME (LOSS) FROM EQUITY METHOD INVESTMENTS	327.2	310.2
Income Tax Expense	83.4	115.5
Income (Loss) From Equity Method Investments	0.1	(0.1)
NET INCOME	243.9	194.6
Net Income Attributed To Noncontrolling Interests	16.4	20.8
NET INCOME - OMNICOM GROUP INC.	$227.5	$173.8
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.13	$0.83
Diluted	$1.11	$0.83

Weighted Average Shares:
Basic	202.2	208.3
Diluted	204.5	209.8

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
NET INCOME	$243.9	$194.6
OTHER COMPREHENSIVE INCOME:
Cash flow hedge:
Amortization of loss included in interest expense	1.4	1.4
Income tax effect	(0.4)	(0.4)
Cash flow hedge, net of tax	1.0	1.0
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost	1.1	1.0
Amortization of actuarial losses	0.2	1.6
Income tax effect	(0.9)	(1.3)
Defined benefit pension plans and postemployment arrangements, net of tax	0.4	1.3
Foreign currency translation adjustment	51.8	28.1

Other Comprehensive Income	53.2	30.4

TOTAL COMPREHENSIVE INCOME	297.1	225.0
Comprehensive Income Attributed To Noncontrolling Interests	16.2	21.5
COMPREHENSIVE INCOME - OMNICOM GROUP INC.	$280.9	$203.5

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
COMMON STOCK:
Common Stock, shares issued	297.2	297.2
Common Stock, par value	$44.6	$44.6
ADDITIONAL PAID-IN CAPITAL:
Beginning Balance	571.1	622.0
Net change in noncontrolling interests	(38.5)	(5.6)
Change in temporary equity	21.3	(57.8)
Share-based compensation	20.7	20.0
Stock issued, share-based compensation	6.1	5.9
Ending Balance	580.7	584.5
RETAINED EARNINGS:
Beginning Balance	9,739.3	8,998.8
Net income	227.5	173.8
Common stock dividends declared	(141.3)	(145.3)
Ending Balance	9,825.5	9,027.3
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Beginning Balance	(1,437.9)	(1,252.3)
Other comprehensive income	53.4	29.7
Ending Balance	(1,384.5)	(1,222.6)
TREASURY STOCK:
Beginning Balance	(5,665.0)	(5,142.9)
Stock issued, share-based compensation	20.4	9.1
Common stock repurchased	(305.1)	(300.3)
Ending Balance	(5,949.7)	(5,434.1)
SHAREHOLDERS' EQUITY	3,116.6	2,999.7
NONCONTROLLING INTERESTS:
Beginning Balance	524.3	503.5
Net income	16.4	20.8
Other comprehensive income (loss)	(0.2)	0.7
Dividends to noncontrolling interests	(12.5)	(14.0)
Net change in noncontrolling interests	(13.4)	(9.9)
Increase in noncontrolling interests from business combinations	—	47.8
Ending Balance	514.6	548.9

TOTAL EQUITY	$3,631.2	$3,548.6

Dividends Declared Per Common Share	$0.70	$0.70

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$243.9	$194.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	34.6	35.8
Amortization of intangible assets	19.3	$19.4
Amortization of net deferred loss on interest rate swaps	1.4	1.4
Share-based compensation	20.7	20.0
Real estate repositioning costs	119.2	—
Non-cash charges related to the effects of the war in Ukraine	—	65.8
Other, net	(10.2)	2.7
Use of operating capital	(951.0)	(884.2)
Net Cash Used In Operating Activities	(522.1)	(544.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23.1)	(23.2)
Acquisition of businesses and interests in affiliates, net of cash acquired	—	(246.6)
Other, net	(14.5)	(92.0)
Net Cash Used In Investing Activities	(37.6)	(361.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in short-term debt	1.0	2.4
Dividends paid to common shareholders	(142.3)	(147.4)
Repurchases of common stock	(305.1)	(300.3)
Proceeds from stock plans	26.3	13.5
Acquisition of additional noncontrolling interests	(29.2)	(6.3)
Dividends paid to noncontrolling interest shareholders	(12.5)	(14.0)
Payment of contingent purchase price obligations	(9.2)	(6.0)
Other, net	(8.0)	(18.2)
Net Cash Used In Financing Activities	(479.0)	(476.3)
Effect of foreign exchange rate changes on cash and cash equivalents	18.4	(8.7)

Net Decrease in Cash and Cash Equivalents	(1,020.3)	(1,391.3)
Cash and Cash Equivalents at the Beginning of Period	4,281.8	5,316.8
Cash and Cash Equivalents at the End of Period	$3,261.5	$3,925.5

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in tables in millions, except per share data or unless otherwise noted)

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
In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, or 2022 10-K. Results for the interim periods are not necessarily indicative of results that may be expected for the year.
Risks and Uncertainties
Current global economic challenges, including the impact of the war in Ukraine, high and persistent inflation, rising interest rates, supply chain disruptions, credit market deterioration, and other macroeconomic factors, could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and discipline. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in tables in millions, except per share data or unless otherwise noted)

Revenue by discipline was:

	Three Months Ended March 31,
	2023	2022
Advertising & Media	$1,776.5	$1,770.2
Precision Marketing	360.0	339.2
Commerce & Brand Consulting	209.6	211.4
Experiential	147.8	139.7
Execution & Support	255.5	277.0
Public Relations	375.5	362.4
Healthcare	318.4	310.4
Revenue	$3,443.3	$3,410.3
Effective January 1, 2023, we realigned the classification of certain services primarily within our Commerce & Brand Consulting, Execution & Support, and Experiential disciplines.
Revenue in our geographic markets was:

	Three Months Ended March 31,
	2023	2022
Americas:
North America	$1,926.8	$1,839.0
Latin America	74.0	67.7
EMEA:
Europe	951.9	992.0
Middle East and Africa	84.9	81.9
Asia-Pacific	405.7	429.7
Revenue	$3,443.3	$3,410.3
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended March 31, 2023 and 2022 was $1,812.2 million and $1,724.6 million, respectively.
Contract assets and liabilities
Contract assets and contract liabilities were:

	March 31, 2023	December 31, 2022	March 31, 2022
Media and production costs	$710.9	$725.1	$654.3
Contract assets and unbilled fees and costs	798.0	529.5	662.5
Work in process	$1,508.9	$1,254.6	$1,316.8
Contract liabilities:
Customer advances	$1,279.6	$1,492.3	$1,463.8
Work in process represents accrued costs incurred on behalf of customers, including media and production costs, and fees and other third-party costs that have not yet been billed. Media and production costs are billed during the production process in accordance with the terms of the client contract. Contract assets primarily include incentive fees, which are not material and will be billed to clients in accordance with the terms of the client contract. Substantially all unbilled fees and costs will be billed within the next 30 days. There were no impairment losses to the contract assets recorded in the three months ended March 31, 2023 and 2022. Contract liabilities primarily represent advance billings to customers in accordance with the terms of the client contracts, principally for the reimbursement of third-party costs that are generally incurred in the near term.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in tables in millions, except per share data or unless otherwise noted)

3. Net Income per Share
The computations of basic and diluted net income per share were:

	Three Months Ended March 31,
	2023	2022
Net Income - Omnicom Group Inc.	$227.5	$173.8
Weighted Average Shares:
Basic	202.2	208.3
Dilutive stock options and restricted shares	2.3	1.5
Diluted	204.5	209.8

Anti-dilutive stock options and restricted shares	—	0.5
Net Income per Share - Omnicom Group Inc.:
Basic	$1.13	$0.83
Diluted	$1.11	$0.83
4. Goodwill and Intangible Assets
Goodwill:

	Three Months Ended March 31,
	2023	2022
January 1	$9,734.3	$9,738.6
Acquisitions	—	215.2
Noncontrolling interests in acquired businesses	—	47.8
Dispositions	(1.4)	(19.4)
Foreign currency translation	59.7	(30.3)
March 31	$9,792.6	$9,951.9
There were no goodwill impairment losses recorded in the three months ended March 31, 2023 and 2022, and there are no accumulated goodwill impairment losses.
Intangible assets:

	March 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Purchased and internally developed software	$374.2	$(309.8)	$64.4	$374.8	$(309.1)	$65.7
Customer related and other	761.0	(525.1)	235.9	758.5	(510.8)	247.7
Total Intangible Assets	$1,135.2	$(834.9)	$300.3	$1,133.3	$(819.9)	$313.4
5. Debt
Credit Facilities
We have a $2.5 billion multi-currency revolving credit facility, or Credit Facility, with a termination date of February 14, 2025. In addition, we have the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program. Certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom aggregating $588.5 million. These facilities provide additional liquidity sources for operating capital and general corporate purposes. During the three months ended March 31, 2023, there were no borrowings under the Credit Facility, and there were no commercial paper issuances.
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At March 31, 2023, we were in compliance with this covenant as our Leverage Ratio was 2.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in tables in millions, except per share data or unless otherwise noted)

Short-Term Debt
Short-term debt of $18.5 million and $16.9 million at March 31, 2023 and December 31, 2022, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.
Long-Term Debt
Long-term debt was:

	March 31, 2023	December 31, 2022
3.65% Senior Notes due 2024	$750.0	$750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
€500 million 0.80% Senior Notes due 2027	545.3	534.9
2.45% Senior Notes due 2030	600.0	600.0
4.20% Senior Notes due 2030	600.0	600.0
€500 million 1.40% Senior Notes due 2031	545.3	534.9
2.60% Senior Notes due 2031	800.0	800.0
£325 million 2.25% Senior Notes due 2033	402.5	392.0
Long-Term Debt, Gross	5,643.1	5,611.8
Unamortized discount	(8.8)	(9.0)
Unamortized debt issuance costs	(25.3)	(26.2)
Unamortized deferred gain from settlement of interest rate swaps	0.4	0.6
Long-Term Debt	$5,609.4	$5,577.2
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in tables in millions, except per share data or unless otherwise noted)

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
The agency networks' regional reporting units comprise three regions: the Americas, EMEA and Asia-Pacific. The regional reporting units monitor the performance and are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and, in many cases, the same clients, and have similar economic characteristics.
Revenue and long-lived assets and goodwill by geographic region were:

	Americas	EMEA	Asia-Pacific
March 31, 2023
Revenue - Three months ended	$2,000.8	$1,036.8	$405.7
Long-lived assets and goodwill	7,642.2	3,377.2	734.4
March 31, 2022
Revenue - Three months ended	$1,906.7	$1,073.9	$429.7
Long-lived assets and goodwill	7,896.2	3,532.6	698.0
7. Income Taxes
Our effective tax rate for the three months ended March 31, 2023 decreased period-over-period to 25.5% from 37.2%. The decrease for the three months ended March 31, 2023 primarily reflects the favorable impact of approximately $10.0 million of previously unrecognized tax benefits, partially offset by approximately $6.0 million related to a lower tax benefit in certain jurisdictions for the real estate repositioning costs in the quarter and the increase in the U.K. statutory tax rate. The effective tax rate for the three months ended March 31, 2022 was negatively impacted by the non-deductibility of the $113.4 million charges recorded in the first quarter of 2022, arising from the effects of the war in Ukraine, as well as an additional increase in income tax expense of $4.8 million related to the disposition of our businesses in Russia.
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. The IRA levies a 1% excise tax on net stock repurchases after December 31, 2022. The excise tax is included in treasury stock on our balance sheet and was immaterial. Additionally, the IRA imposes a 15% corporate alternative minimum tax, or CAMT, for tax years beginning after December 31, 2022. The CAMT is not expected to have a material impact on our results of operations or financial position.
Various foreign jurisdictions are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion, GloBE or Pillar Two, tax model rules issued by the Organization for Economic Co-operation and Development. A minimum effective tax rate of 15% would apply to multinational companies with consolidated revenue above €750 million. Currently, South Korea and Japan are the only countries to have enacted legislation consistent with the GloBE rules. Other countries are expected to adopt GloBE rules in 2023 with effective dates beginning in 2024.
Under the GloBE rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate is less than 15%, a top-up tax generally will be due to bring the jurisdictional effective tax rate up to 15%.
At March 31, 2023, our unrecognized tax benefits were $159.8 million. Of this amount, approximately $154.1 million would affect our effective tax rate upon resolution of the uncertain tax positions.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in tables in millions, except per share data or unless otherwise noted)

8. Pension and Other Postemployment Benefits
The components of net periodic benefit expense for our defined benefit pension plans and our postemployment arrangements were:

	Defined Benefit Pension Plans		Postemployment Arrangements
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Service cost	$0.9	$0.8	$0.9	$1.1
Interest cost	2.3	1.0	1.4	0.7
Expected return on plan assets	(0.2)	(0.3)	—	—
Amortization of prior service cost	0.1	0.1	1.0	0.9
Amortization of actuarial losses	0.2	1.0	—	0.6
Total net periodic benefit expense	$3.3	$2.6	$3.3	$3.3
We contributed $0.1 million and $0.2 million to our defined benefit pension plans in the three months ended March 31, 2023 and 2022, respectively.
9. Real Estate Repositioning Costs
In connection with the transition to a flexible working environment, a hybrid model which allows for partial remote work, we took certain actions to reduce and reposition our office lease portfolio. In the three months ended March 31, 2023, we recorded a pretax charge of $119.2 million ($91.0 million after-tax), which included an $80.4 million non-cash impairment charge for the operating lease right-of-use, or ROU, assets, $20.0 million for the write-off of the net book value of leasehold improvements at the affected locations, and $18.8 million of other lease obligations that will be paid in less than one year. Substantially all of the operating lease payments related to the ROU assets will be paid out over three years.
10. Charges Arising from the Effects of the War in Ukraine
In 2022, we disposed of our businesses in Russia. In the first quarter of 2022, we recorded pretax charges of $113.4 million, which included cash charges of $47.6 million and primarily consisted of the loss on the disposition of our net investment in our Russian businesses and included charges related to the suspension of operations in Ukraine. All of the charges related to the disposition of our businesses in Russia had been paid as of December 31, 2022, and substantially all of our commitments related to the suspension of operations in Ukraine have been paid as of March 31, 2023.
11. Supplemental Cash Flow Data
The change in operating capital was:

	Three Months Ended March 31,
	2023	2022
(Increase) decrease in accounts receivable	$1,065.0	$1,142.2
(Increase) decrease in work in process and other current assets	(295.6)	(248.1)
Increase (decrease) in accounts payable	(1,458.8)	(1,755.4)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(212.9)	12.2
Change in other assets and liabilities, net	(48.7)	(35.1)
Increase (decrease) in operating capital	$(951.0)	$(884.2)

Income taxes paid	$73.6	$49.9
Interest paid	$13.7	$14.1
Non-cash increase in lease liabilities:

Operating leases	$41.2	$76.3
Finance leases	$11.7	$17.0

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in tables in millions, except per share data or unless otherwise noted)

12. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
13. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes were:

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Three Months Ended March 31, 2023
January 1	$(12.1)	$(41.3)	$(1,384.5)	$(1,437.9)
Other comprehensive income (loss) before reclassifications	—	—	52.0	52.0
Reclassification from accumulated other comprehensive income (loss)	1.0	0.4	—	1.4
March 31	$(11.1)	$(40.9)	$(1,332.5)	$(1,384.5)

	Three Months Ended March 31, 2022
January 1	$(16.1)	$(90.4)	$(1,145.8)	$(1,252.3)
Other comprehensive income (loss) before reclassifications	—	—	27.4	27.4
Reclassification from accumulated other comprehensive income (loss)	1.0	1.3	—	2.3
March 31	$(15.1)	$(89.1)	$(1,118.4)	$(1,222.6)
14. Fair Value
Financial assets and liabilities are recorded at fair value based on the following:
•Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical assets or liabilities in markets that are not active; and model-derived valuations with observable inputs.
•Level 3: Unobservable inputs for the asset or liability.
Financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$3,261.5			$3,261.5	$4,281.8			$4,281.8
Short-term investments		$87.4		87.4		$60.7		60.7
Marketable equity securities	0.9			0.9	0.9			0.9
Liabilities:
Foreign currency derivatives		$—		$—		$0.1		$0.1
Cross currency swaps - net investment hedge		14.3		14.3		16.5		16.5
Contingent purchase price obligations			$128.0	128.0			$115.0	115.0

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in tables in millions, except per share data or unless otherwise noted)

Change in Level 3 fair value measurements:

	Three Months Ended March 31,
	2023	2022
January 1	$115.0	$167.1
Acquisitions	21.6	0.5
Revaluation and interest	0.4	0.2
Payments	(9.2)	(6.0)
Foreign currency translation	0.2	(1.2)
March 31	$128.0	$160.6
The carrying amount and fair value of our financial assets and liabilities were:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$3,261.5	$3,261.5	$4,281.8	$4,281.8
Short-term investments	87.4	87.4	60.7	60.7
Marketable equity securities	0.9	0.9	0.9	0.9
Non-marketable equity securities	6.1	6.1	5.6	5.6
Liabilities:
Short-term debt	$18.5	$18.5	$16.9	$16.9
Foreign currency derivatives	—	—	0.1	0.1
Cross currency swaps - net investment hedge	14.3	14.3	16.5	16.5
Contingent purchase price obligations	128.0	128.0	115.0	115.0
Long-term debt	5,609.4	5,121.9	5,577.2	4,993.4
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
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial position, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include:
•adverse economic conditions, including those caused by the war in Ukraine, the lingering effects of COVID-19, high and persistent inflation in countries that comprise our major markets, rising interest rates, and supply chain issues affecting the distribution of our clients’ products;
•international, national or local economic conditions that could adversely affect the Company or its clients;
•losses on media purchases and production costs incurred on behalf of clients;
•reductions in client spending, a slowdown in client payments and a deterioration or a disruption in the credit markets;
•the ability to attract new clients and retain existing clients in the manner anticipated;
•changes in client advertising, marketing and corporate communications requirements;
•failure to manage potential conflicts of interest between or among clients;
•unanticipated changes related to competitive factors in the advertising, marketing and corporate communications industries;
•the ability to hire and retain key personnel;
•currency exchange rate fluctuations;
•reliance on information technology systems;
•changes in legislation or governmental regulations affecting the Company or its clients;
•risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings;
•the Company’s international operations, which are subject to the risks of currency repatriation restrictions, social or political conditions and regulatory environment; and
•risks related to our environmental, social and governance goals and initiatives, including impacts from regulators and other stakeholders, and the impact of factors outside of our control on such goals and initiatives.
The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, or 2022 10-K, and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.
EXECUTIVE SUMMARY
The unaudited consolidated financial statements and related notes to the unaudited consolidated financial statements, including our critical accounting estimates, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report, should be read in conjunction with our 2022 10-K. The amounts shown in the following tables are in millions, except share and per share data or unless otherwise noted.
Overview
Given our size and breadth, we manage our business by monitoring several financial indicators. The key performance indicators we focus on are revenue growth, operating income, and EBITA (defined as earnings before interest, taxes and amortization of intangible assets) and EBITA margin (defined as EBITA divided by revenue). We analyze revenue growth by reviewing the components and mix of the growth, including growth by regional market, practice area and marketing discipline, the impact from foreign currency exchange rate changes, growth from acquisitions, net of dispositions, and growth from our largest clients. Variability in operating expenses is analyzed in the following categories: cost of services, selling, general and administrative expenses, or SG&A, and depreciation and amortization.

Financial Performance
Revenue for the quarter ended March 31, 2023 increased slightly to $3,443.3 million, compared to $3,410.3 million in the prior year quarter. Organic revenue growth (defined below) increased $178.7 million, or 5.2%, primarily reflecting increased client spending in all our disciplines and across all our geographic markets compared to the prior year period. Changes in foreign exchange rates reduced revenue $110.0 million, or 3.2%, primarily due to weakening of the British Pound and the Euro against the U.S. Dollar, and acquisition revenue, net of disposition revenue, reduced revenue $35.7 million, or 1.0%. The reduction in acquisition revenue, net of disposition revenue, primarily reflects dispositions in the Execution & Support discipline in the first quarter of 2023 and the disposition of our businesses in Russia in the first quarter of 2022, partially offset by acquisitions in the Precision Marketing discipline in the first quarter of 2022.
The change in revenue in the first quarter of 2023 compared to the prior year period in our fundamental disciplines was: Advertising & Media increased $6.3 million, Precision Marketing increased $20.8 million, Commerce & Brand Consulting decreased $1.8 million, Experiential increased $8.1 million, Execution & Support decreased $21.5 million, Public Relations increased $13.1 million and Healthcare increased $8.0 million.
The change in revenue across our geographic markets was: North America increased $87.8 million, or 4.8%, Latin America increased $6.3 million, or 9.3%, Europe decreased $40.1 million, or 4.0%, the Middle East and Africa increased $3.0 million, or 3.7%, and Asia-Pacific decreased $24.0 million, or 5.6%.
A summary of our consolidated results of operations for the three-month periods ended March 31, 2023 and 2022 is:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue	$3,443.3	$3,410.3	$33.0	1.0%
Operating Income[2,3]	$346.5	$353.0	$(6.5)	(1.8)%
Operating Margin[2,3]	10.1%	10.4%		(0.3)%
Interest expense, net	$19.3	$42.8	$(23.5)	(54.9)%
Net Income - Omnicom Group Inc.[2,3]	$227.5	$173.8	$53.7	30.9%
Net Income per Share - Omnicom Group Inc.: Diluted[2,3]	$1.11	$0.83	$0.28	33.7%
EBITA[1,2,3]	$365.8	$372.4	$(6.6)	(1.8)%
EBITA Margin[1,2,3]	10.6%	10.9%		(0.3)%
1) See Non-GAAP reconciliation for the calculation of EBITA on page 22.
2) First quarter 2023 operating expenses include $119.2 million ($91.0 million after tax), related to real estate repositioning costs discussed below, which reduced diluted net income per share - Omnicom Group Inc. by $0.45.
3) First quarter 2022 operating expenses include $113.4 million ($118.2 million after tax), related to charges arising from the effects of the war in Ukraine, which reduced diluted net income per share - Omnicom Group Inc. by $0.56.
Our Business
Omnicom is a strategic holding company providing advertising, marketing, and corporate communications services to many of the largest global companies. Our portfolio of companies includes our global networks, BBDO, DDB, TBWA, Omnicom Media
Group, the DAS Group of Companies, and the Communications Consultancy Network. All of our global networks integrate their service offerings with the Omnicom branded practice areas, including the Omnicom Health Group, the Omnicom Precision Marketing Group, the Omnicom Commerce Group, the Omnicom Advertising Collective, the Omnicom Public Relations Group, and the Omnicom Brand Consulting Group, as well as our Experiential businesses and Execution & Support businesses, which includes the Omnicom Specialty Marketing Group.
On a global, pan-regional, and local basis, our networks, practice areas, and agencies provide a comprehensive range of services in the following fundamental disciplines: Advertising & Media, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations, and Healthcare. Advertising & Media includes creative services across digital and traditional media, strategic media planning and buying, performance media, and data analytics services. Precision Marketing includes digital and direct marketing, digital transformation consulting and data and analytics. Commerce & Brand Consulting services include brand and product consulting, strategy and research, retail, and ecommerce. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, digital and physical merchandising, point-of-sale, product placement, as well as other specialized marketing and custom communications services. Public Relations services include corporate communications, crisis management, public affairs, and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. Our geographic markets include the Americas, which includes North America and Latin America, Europe, the Middle East and Africa (EMEA), and Asia Pacific.

Our business model was built and continues to evolve around our clients. While our networks, practice areas, and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. Our fundamental business principle is that our clients’ specific marketing requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires multiple agencies within Omnicom to collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements consistently and comprehensively. We use our client-centric approach to grow our business by expanding our service offerings to existing clients, moving into new markets, and obtaining new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that currently serve or could serve our existing clients. In addition to collaborating through our client service models, our agencies and networks collaborate across internally developed technology platforms. Annalect and Omni, our proprietary data and analytics platforms, are the strategic resource for all our agencies and networks to share when developing client service strategies across our virtual networks. These platforms provide precision marketing and insights at scale across creative, media, and other disciplines.
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the twelve months ended March 31, 2023, our largest client accounted for 2.7% of our revenue, and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 52.7% of our revenue. Our clients operate in virtually every sector of the global economy with no one industry representing more than 17% of our revenue for the three months ended March 31, 2023. Although our revenue is generally balanced between the United States and international markets, and we have a large and diverse client base, we are not immune to general economic downturns.
Risks and Uncertainties
Current global economic challenges, including the impact of the war in Ukraine, high and persistent inflation, rising interest rates, supply chain disruptions, credit market deterioration, and other macroeconomic factors, could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and discipline. We closely monitor economic conditions, client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness, and other developments. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter. Certain global events targeted by major marketers for advertising expenditures, such as the FIFA World Cup and the Olympics, and certain national events, such as the U.S. election process, may affect our revenue period-over-period in certain businesses. Typically, these events do not have a significant impact on our revenue in any period.

CONSOLIDATED RESULTS OF OPERATIONS
The results of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were:

	Three Months Ended March 31,
	2023	2022	$ Change
Revenue	$3,443.3	$3,410.3	$33.0
Operating Expenses:
Salary and service costs	2,542.9	2,491.8	51.1
Occupancy and other costs	291.6	300.2	(8.6)
Real estate repositioning costs[1]	119.2	—	119.2
Charges arising from the effects of the war in Ukraine[2]	—	113.4	(113.4)
Cost of services	2,953.7	2,905.4	48.3
Selling, general and administrative expenses	89.2	96.7	(7.5)
Depreciation and amortization	53.9	55.2	(1.3)
Total operating expenses	3,096.8	3,057.3	39.5
Operating Income	346.5	353.0	(6.5)
Interest Expense	54.9	51.0	3.9
Interest Income	35.6	8.2	27.4
Income Before Income Taxes and Income (Loss) From Equity Method Investments	327.2	310.2	17.0
Income Tax Expense	83.4	115.5	(32.1)
Income (Loss) From Equity Method Investments	0.1	(0.1)	0.2
Net Income	243.9	194.6	49.3
Net Income Attributed To Noncontrolling Interests	16.4	20.8	(4.4)
Net Income - Omnicom Group Inc.[1,2]	$227.5	$173.8	$53.7
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.13	$0.83	$0.30
Diluted[1,2]	$1.11	$0.83	$0.28

Revenue	$3,443.3	$3,410.3	$33.0
Operating Margin %	10.1%	10.4%
EBITA	$365.8	$372.4	$(6.6)
EBITA Margin %	10.6%	10.9%
1) First quarter 2023 operating expenses include $119.2 million ($91.0 million after tax), related to real estate repositioning costs discussed below, which reduced diluted net income per share - Omnicom Group Inc. by $0.45.
2) First quarter 2022 operating expenses include $113.4 million ($118.2 million after tax), related to the charge arising from the effects of the war in Ukraine, which reduced diluted net income per share - Omnicom Group Inc. by $0.56.
Revenue
The components of revenue change for thethree months ended March 31, 2023 in the United States (“Domestic”) and the remainder of the world (“International”) were:

	Total		Domestic		International
	$	%	$	%	$	%
Three months ended March 31, 2022	$3,410.3		$1,724.6		$1,685.7
Components of revenue change:
Foreign exchange rate impact	(110.0)	(3.2)%	—	—%	(110.0)	(6.5)%
Acquisition revenue, net of disposition revenue	(35.7)	(1.0)%	0.3	—%	(36.0)	(2.1)%
Organic growth	178.7	5.2%	87.3	5.1%	91.4	5.4%
Three months ended March 31, 2023	$3,443.3	1.0%	$1,812.2	5.1%	$1,631.1	(3.2)%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,553.3 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,443.3 million less $3,553.3 million for the Total column).

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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,410.3 million for the Total column).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at April 14, 2023 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue in the second quarter by approximately 0.5% and to be flat for the year. Based on our acquisition and disposition activity through April 14, 2023 we expect that the net impact will reduce revenue by 1.0% for the second quarter of 2023 and 1.0% for the full year.
Revenue by Discipline
To monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: Advertising & Media, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations, and Healthcare.
The change in revenue period-over-period and organic growth by discipline was:

	Three Months Ended March 31,
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising & Media	$1,776.5	51.6%	$1,770.2	51.9%	$6.3	5.1%
Precision Marketing	360.0	10.5%	339.2	10.0%	20.8	7.0%
Commerce & Brand Consulting	209.6	6.1%	211.4	6.2%	(1.8)	3.3%
Experiential	147.8	4.3%	139.7	4.1%	8.1	8.4%
Execution & Support	255.5	7.4%	277.0	8.1%	(21.5)	3.6%
Public Relations	375.5	10.9%	362.4	10.6%	13.1	5.8%
Healthcare	318.4	9.2%	310.4	9.1%	8.0	4.8%
Revenue	$3,443.3		$3,410.3		$33.0	5.2%
Effective January 1, 2023, we realigned the classification of certain services primarily within our Commerce & Brand Consulting, Execution & Support, and Experiential disciplines.
The change in revenue in the first quarter of 2023 compared to the first quarter of 2022 in our fundamental disciplines was: Advertising & Media increased $6.3 million, Precision Marketing increased $20.8 million, Commerce & Brand Consulting decreased $1.8 million, Experiential increased $8.1 million, Execution & Support decreased $21.5 million, Public Relations increased $13.1 million and Healthcare increased $8.0 million. Organic revenue increased across all our disciplines and was partially offset by the weakening of substantially all foreign currencies against the U.S. Dollar, primarily the British Pound and the Euro, and by dispositions, primarily in the Execution & Support discipline in the first quarter of 2023 and in the Advertising & Media discipline, including the disposition of our businesses in Russia in the first quarter of 2022.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.7% and 3.3% of revenue for the twelve months ended March 31, 2023 and 2022, respectively. Our ten largest and 100 largest clients represented 19.3% and 52.7% of revenue for the twelve months ended March 31, 2023, respectively, and 21.1% and 54.2% of revenue for the twelve months ended March 31, 2022, respectively.

Revenue by Geography
The change in revenue period-over-period and organic growth in our geographic markets was:

	Three Months Ended March 31,
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Americas:
North America	$1,926.8	55.9%	$1,839.0	54.0%	$87.8	5.2%
Latin America	74.0	2.1%	67.7	2.0%	6.3	12.2%
EMEA:
Europe	951.9	27.7%	992.0	29.1%	(40.1)	5.6%
Middle East and Africa	84.9	2.5%	81.9	2.4%	3.0	9.5%
Asia-Pacific	405.7	11.8%	429.7	12.5%	(24.0)	2.8%
Revenue	$3,443.3		$3,410.3		$33.0	5.2%
The change in revenue across our geographic markets was: North America increased $87.8 million, or 4.8%, Latin America increased $6.3 million, or 9.3%, Europe decreased $40.1 million, or 4.0%, the Middle East and Africa increased $3.0 million, or 3.7%, and Asia-Pacific decreased $24.0 million, or 5.6%.
Organic revenue increased across all of our geographic markets. In North America, increased organic revenue was driven primarily by strong performance in the United States across substantially all our disciplines, especially Advertising & Media, led by our media business, Precision Marketing, Public Relations, Healthcare, and Execution & Support, and was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar.
In Latin America, organic revenue increased in substantially all our disciplines, led by Advertising & Media, and in most countries, especially in Brazil, Chile and Mexico, was partially offset by the weakening of the Colombian Peso against the U.S. Dollar.
In Europe, organic revenue increased in substantially all our major geographic markets and substantially all disciplines, especially Advertising & Media, led by our media business, Public Relations, Healthcare, Precision Marketing, and Experiential. The organic revenue growth was offset by the weakening of most currencies in the region, especially the British Pound and the Euro, against the U.S. Dollar, and the disposition of our businesses in Russia in the first quarter of 2022. In the U.K., organic revenue growth of 5.9% was led by our Advertising & Media, Healthcare, Commerce & Brand Consulting, and Precision Marketing disciplines. In Continental Europe, which includes the Euro Zone and the other European countries, organic growth of 5.4% was led by France, Italy, Spain, and Germany and in substantially all disciplines.
In the Middle East and Africa, organic revenue increased period-over-period in all disciplines, led by Advertising & Media and Experiential, and in most of our major markets in the region, and was partially offset by the weakening of certain currencies in the region against the U.S. Dollar.
In Asia-Pacific, increased organic revenue was led by our Advertising & Media discipline and most major markets in the region, especially Australia, India, Korea and Japan, and was offset by the weakening of substantially all currencies in the region against the U.S. Dollar, especially the Australian Dollar, Renminbi and Yen, as well as disposition activity in the first quarter of 2022.

Revenue by Industry
Revenue by type of client industry sector was:

	Three Months Ended March 31,
	2023	2022
Pharmaceuticals and Healthcare	16%	15%
Food and Beverage	16%	14%
Auto	11%	10%
Technology	8%	11%
Consumer Products	8%	8%
Financial Services	8%	7%
Travel and Entertainment	7%	6%
Retail	6%	6%
Telecommunications	4%	4%
Government	4%	4%
Services	3%	2%
Oil, Gas and Utilities	2%	2%
Not-for-Profit	1%	1%
Education	1%	1%
Other	5%	9%
Total	100%	100%
Operating Expenses
Operating expenses for the three months ended March 31, 2023 and 2022 were:

	Three Months Ended March 31,
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,443.3		$3,410.3		$33.0	1.0%
Operating Expenses:
Salary and service costs:
Salary and related costs	1,778.0	51.6%	1,794.6	52.6%	(16.6)	(0.9)%
Third-party service costs	639.3	18.6%	581.8	17.1%	57.5	9.9%
Third-party incidental costs	125.6	3.6%	115.4	3.4%	10.2	8.8%
Total salary and service costs	2,542.9	73.9%	2,491.8	73.1%	51.1	2.1%
Occupancy and other costs	291.6	8.5%	300.2	8.8%	(8.6)	(2.9)%
Real estate repositioning costs	119.2	3.5%	—	—%	119.2
Charges arising from the effects of the war in Ukraine	—	—%	113.4	3.3%	(113.4)
Cost of services	2,953.7		2,905.4		48.3	1.7%
Selling, general and administrative expenses	89.2	2.6%	96.7	2.8%	(7.5)	(7.8)%
Depreciation and amortization	53.9	1.6%	55.2	1.6%	(1.3)	(2.4)%
Total operating expenses	3,096.8	89.9%	3,057.3	89.6%	39.5	1.3%
Operating Income	$346.5	10.1%	$353.0	10.4%	$(6.5)	(1.8)%
We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up the significant portion of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor, and third-party service costs, which include third-party supplier costs when we act as principal in providing services to our clients, and third-party incidental costs, which primarily consist of client-related travel and incidental out-of-pocket costs, which we bill back to the client directly at our cost and which we are required to include in revenue. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses. Adverse and beneficial fluctuations in foreign currencies from period to period impact our results of operations and financial position when we translate our financial statements from local foreign currencies to the U.S. Dollar. However, substantially all of our foreign operations transact business in their local currency mitigating the impact of changes in foreign currency exchange rates on our operating margin percentage.
Operating expenses for the three months ended March 31, 2023 increased slightly to $3,096.8 million from $3,057.3 million period-over-period. The weakening of most foreign currencies, especially the British Pound and Euro, against the U.S. Dollar reduced operating expenses period-over-period and was in line with the percentage impact from changes in foreign currencies on revenue.
Operating Expenses - Salary and Service Costs
Salary and service costs, which tend to fluctuate with changes in revenue, are comprised of salary and related costs, third-party service costs, and third-party incidental costs. Salary and related costs include employee compensation and benefits costs and freelance labor. Third-party service costs include third-party supplier costs when we act as principal in providing services to our clients. Third-party incidental costs primarily consist of client-related travel and incidental out-of-pocket costs that we bill back to the client directly at our cost and which we are required to include in revenue. Salary and service costs increased $51.1 million, or 2.1%, to $2,542.9 million. Salary and related costs decreased $16.6 million, or 0.9%, to $1,778.0 million. While headcount increased as a result of organic growth, the increase was offset by the effects of foreign currency translation. Third-party service costs increased $57.5 million, or 9.9%, to $639.3 million, and third-party incidental costs increased $10.2 million, or 8.8%, to $125.6 million, primarily due to an increase in organic revenue.
Operating Expenses - Occupancy and Other Costs
Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased slightly by $8.6 million. Excluding the impact from changes in foreign currencies, occupancy and other costs were flat period-over-period.
In connection with the transition to a flexible working environment, a hybrid model which allows for partial remote work, we took certain actions to reduce and reposition our office lease portfolio. In the three months ended March 31, 2023, we recorded a pretax charge of $119.2 million ($91.0 million after-tax), which included an $80.4 million non-cash impairment charge for the operating lease right-of-use, or ROU, assets, $20.0 million for the write-off of the net book value of leasehold improvements at the affected locations, and $18.8 million of other lease obligations that will be paid in less than one year. Substantially all of the operating lease payments related to the ROU assets will be paid out over three years.
Operating Expenses - Selling, General & Administrative Expenses
SG&A expenses primarily consist of third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs. Excluding the impact from changes in foreign currencies, SG&A expenses remained flat period-over-period.
Operating Income
Operating income decreased $6.5 million to $346.5 million, and operating margin decreased to 10.1% from 10.4% compared to the prior year period. EBITA decreased $6.6 million to $365.8 million and EBITA margin decreased to 10.6% from 10.9%, period-over-period. The effect of the real estate repositioning cost (see Note 9 to the unaudited consolidated financial statements) reduced operating income and EBITA by $119.2 million, and decreased operating margin by 3.4% and EBITA margin by 3.5%. Operating income and EBITA in the first quarter of 2022 include a reduction of $113.4 million related to the war in Ukraine (see Note 10 to the unaudited consolidated financial statements) and decreased both operating margin and EBITA margin by 3.3%.
Net Interest Expense
Net interest expense in the first quarter of 2023 decreased $23.5 million period-over-period to $19.3 million. Interest expense on debt in the quarter increased slightly by $3.2 million period-over-period to $50.2 million. Interest income in the first quarter of 2023 increased $27.4 million period-over-period to $35.6 million, primarily as a result of higher interest rates on cash balances and short-term investments.
Income Taxes
Our effective tax rate for the three months ended March 31, 2023 decreased period-over-period to 25.5% from 37.2%. The decrease for the three months ended March 31, 2023 primarily reflects the favorable impact of $10.0 million related to previously unrecognized tax benefits, partially offset by $6.0 million related to a lower tax benefit in certain jurisdictions for the real estate repositioning costs in the quarter and the increase in the U.K. statutory tax rate. The effective tax rate for the three months ended March 31, 2022 was negatively impacted by the non-deductibility of the $113.4 million charges recorded in the first quarter of 2022, arising from the effects of the war in Ukraine, as well as an additional increase in income tax expense of $4.8 million related to the disposition of our businesses in Russia.
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. The IRA levies a 1% excise tax on net stock repurchases after December 31, 2022. The excise tax is included in treasury stock on our balance sheet and was immaterial.

Additionally, the IRA imposes a 15% corporate alternative minimum tax, or CAMT, for tax years beginning after December 31, 2022. The CAMT is not expected to have a material impact on our results of operations or financial position.
Various foreign jurisdictions are in the process of enacting legislation to adopt a minimum tax described in the Global Anti-Base Erosion, GloBE or Pillar Two, tax model rules issued by the Organization for Economic Co-operation and Development. A minimum effective tax of 15% would apply to multinational companies with consolidated revenue above €750 million. Currently, South Korea and Japan are the only countries to have enacted legislation consistent with the GloBE rules. Other countries are expected to adopt GloBE rules in 2023 with effective dates beginning in 2024.
Under the GloBE rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate is less than 15%, a top-up tax generally will be due to bring the jurisdictional effective tax rate up to 15%.
The GloBE minimum tax will be accounted for as an alternative minimum tax, or AMT. As such, companies will need to consider the effects beginning in the period that includes the date the GloBE AMT is effective. Changes in tax laws in the various countries in which we operate can negatively impact our results of operations and financial position in future periods.
Net Income and Net Income Per Share - Omnicom Group, Inc.
Net income - Omnicom Group Inc. in the three months ended March 31, 2023 increased $53.7 million to $227.5 million from $173.8 million in the three months ended March 31, 2022. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased to $1.11 in the three months ended March 31, 2023, from $0.83 in the three months ended March 31, 2022, due to the factors described above, and by the impact of the reduction in our weighted average common shares outstanding resulting from the repurchases of our common stock during the quarter, net of shares issued for stock option exercises and the employee stock purchase plan. For the three months ended March 31, 2023, the impact of the real estate repositioning costs reduced net income - Omnicom Group Inc. by $91.0 million and diluted net income per share - Omnicom Group Inc. by $0.45. For the three months ended March 31, 2022, the impact of the after-tax charges arising from the effects of the war in Ukraine reduced net income - Omnicom Group Inc. by $118.2 million and diluted net income per share - Omnicom Group Inc. by $0.56.
NON-GAAP FINANCIAL MEASURES
We use certain non-GAAP financial measures in describing our performance. We use EBITA and EBITA Margin as additional operating performance measures, which exclude the non-cash amortization expense of intangible assets (primarily consisting of amortization of intangible assets arising from acquisitions). We believe EBITA and EBITA Margin are useful measures for investors to evaluate the performance of our business. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies.
Reconciliation of Non-GAAP Financial Measures
The following table reconciles the U.S. GAAP financial measure of Net Income- Omnicom Group Inc. to EBITA and EBITA Margin:

	Three Months Ended March 31,
	2023	2022
Net Income - Omnicom Group Inc.	$227.5	$173.8
Net Income Attributed To Noncontrolling Interests	16.4	20.8
Net Income	243.9	194.6
Income (Loss) From Equity Method Investments	0.1	(0.1)
Income Tax Expense	83.4	115.5
Income Before Income Taxes and Income (Loss) From Equity Method Investments	327.2	310.2
Interest Expense	54.9	51.0
Interest Income	35.6	8.2
Operating Income	346.5	353.0
Add back: Amortization of intangible assets	19.3	19.4
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$365.8	$372.4

Revenue	$3,443.3	$3,410.3
EBITA	$365.8	$372.4
EBITA Margin %	10.6%	10.9%

LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Primary sources of our short-term liquidity are our operating cash flow, cash and cash equivalents and short-term investments. Additional liquidity sources include our $2.5 billion multi-currency revolving credit facility, or Credit Facility, with a termination date of February 14, 2025, the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, and access to the capital markets. Certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom aggregating $588.5 million. Our liquidity sources fund our non-discretionary cash requirements and our discretionary spending.
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
Cash and cash equivalents decreased $1.0 billion from December 31, 2022. During the first quarter of 2023, we used $522.1 million of cash in operating activities, which included the use for operating capital of $951.0 million, primarily related to our typical working capital requirement during the period. Discretionary spending for the first quarter of 2023 was $495.1 million as compared to $822.3 million for the prior year period. Discretionary spending for the first quarter of 2023 is comprised of capital expenditures of $23.1 million, dividends paid to common shareholders of $142.3 million, dividends paid to shareholders of noncontrolling interests of $12.5 million, repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan of $278.8 million, and payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests of $38.4 million. The impact of foreign exchange rate changes increased cash and cash equivalents by $18.4 million.
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
At March 31, 2023, our foreign subsidiaries held approximately $1.6 billion of our total cash and cash equivalents of $3.3 billion. Substantially all of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
At March 31, 2023, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments increased $1.0 billion to $2.3 billion from December 31, 2022. The increase in net debt primarily resulted from the use of cash of $522.1 million for operating activities, which included the use for operating capital of $951.0 million, primarily related to our typical working capital requirement during the period, and discretionary spending of $495.1 million, partially offset by an increase in cash and cash equivalents of $18.4 million from the changes in foreign exchange rates.

The components of net debt were:

	March 31, 2023	December 31, 2022	March 31, 2022
Short-term debt	$18.5	$16.9	$12.4
Long-term debt	5,609.4	5,577.2	5,646.4
Total debt	5,627.9	5,594.1	5,658.8
Less:
Cash and cash equivalents	3,261.5	4,281.8	3,925.5
Short-term investments	87.4	60.7	92.7
Net debt	$2,279.0	$1,251.6	$1,640.6
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
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At March 31, 2023, we were in compliance with this covenant as our Leverage Ratio was 2.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Borrowings under the Credit Facility may use LIBOR as the benchmark interest rate. The LIBOR benchmark rate is expected to be phased out by June 2023. We do not expect that the discontinuation of the LIBOR rate will have a material impact on our liquidity or results of operations.
At March 31, 2023, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings.
The long-term debt indentures and the Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.

Credit Markets and Availability of Credit
In light of the uncertainty of future economic conditions, we will continue to take actions available to us to respond to changing economic conditions, and we will continue to manage our discretionary expenditures. We will continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to the availability of our Credit Facility, are sufficient to fund our near-term working capital needs and our discretionary spending. Information regarding our Credit Facility is provided in Note 5 to the unaudited consolidated financial statements.
We have the ability to fund our day-to-day liquidity, including working capital, by issuing commercial paper or borrowing under the Credit Facility. During the first quarter of 2023 and 2022, there were no issuances of commercial paper or borrowings under the Credit Facility.
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
Credit Risk
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 2.7% and 3.3% of revenue for the twelve months ended March 31, 2023 and 2022, respectively. However, during periods of economic downturn, the credit profiles of our clients could change.
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
CRITICAL ACCOUNTING ESTIMATES
For a more complete understanding of our accounting estimates and policies, the unaudited consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We manage our exposure to foreign exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We use net investment hedges to manage the volatility of foreign exchange rates on the investment in our foreign subsidiaries. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors. Our 2022 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2022 10-K. Note 14 to the unaudited consolidated financial statements provides a discussion of our foreign currency derivatives and cross currency swaps as of March 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2023, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of March 31, 2023. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our 2022 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2022, dated February 8, 2023.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our 2022 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended March 31, 2023 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2023	110,589	$81.46	—	—
February 1 - February 28, 2023	488,527	92.20	—	—
March 1 - March 31, 2023	2,786,514	89.02	—	—
	3,385,630	$89.23	—	—
During the three months ended March 31, 2023, we purchased 3,385,128 shares of our common stock in the open market for general corporate purposes, and we withheld 502 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise dates. There were no unregistered sales of equity securities during the three months ended March 31, 2023.

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

OMNICOM GROUP INC.
Date:	April 19, 2023	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)