Form 10-Q
period 2023-06-30
OMNICOM GROUP INC.
filed 2023-07-19
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 12, 2023, there were 197,571,297 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$2,734.1	$4,281.8
Short-term investments	75.9	60.7
Accounts receivable, net of allowance for doubtful accounts of $27.0 and $24.7	7,460.1	8,097.1
Work in process	1,638.0	1,254.6
Other current assets	904.3	918.8
Total Current Assets	12,812.4	14,613.0
Property and Equipment at cost, less accumulated depreciation of $1,133.0 and $1,167.5	883.2	900.1
Operating Lease Right-Of-Use Assets	1,072.9	1,165.0
Equity Method Investments	67.1	66.2
Goodwill	9,703.4	9,734.3
Intangible Assets, net of accumulated amortization of $823.1 and $819.9	289.0	313.4
Other Assets	239.6	210.5
TOTAL ASSETS	$25,067.6	$27,002.5

LIABILITIES AND EQUITY:
Current Liabilities:
Accounts payable	$9,948.8	$11,000.2
Customer advances	1,159.7	1,492.3
Short-term debt	20.5	16.9
Taxes payable	175.3	300.0
Other current liabilities	1,996.9	2,243.4
Total Current Liabilities	13,301.2	15,052.8
Long-Term Liabilities	806.9	837.5
Long-Term Liability - Operating Leases	850.1	900.0
Long-Term Debt	5,613.7	5,577.2
Deferred Tax Liabilities	506.8	475.7
Commitments and Contingent Liabilities (Note 13)
Temporary Equity - Redeemable Noncontrolling Interests	329.5	382.9
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	585.8	571.1
Retained earnings	10,051.4	9,739.3
Accumulated other comprehensive income (loss)	(1,354.2)	(1,437.9)
Treasury stock, at cost	(6,174.1)	(5,665.0)
Total Shareholders’ Equity	3,153.5	3,252.1
Noncontrolling interests	505.9	524.3
Total Equity	3,659.4	3,776.4
TOTAL LIABILITIES AND EQUITY	$25,067.6	$27,002.5

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE	$3,609.9	$3,567.2	$7,053.2	$6,977.5
OPERATING EXPENSES:
Salary and service costs	2,617.8	2,566.0	5,160.7	5,057.8
Occupancy and other costs	297.7	293.0	589.3	593.2
Real estate and other repositioning costs	72.3	—	191.5	—
Charges arising from the effects of the war in Ukraine	—	—	—	113.4
Gain on disposition of subsidiary	(78.8)	—	(78.8)	—
Cost of services	2,909.0	2,859.0	5,862.7	5,764.4
Selling, general and administrative expenses	99.1	110.9	188.3	207.6
Depreciation and amortization	51.1	55.7	105.0	110.9
Total Operating Expenses	3,059.2	3,025.6	6,156.0	6,082.9
OPERATING INCOME	550.7	541.6	897.2	894.6
Interest Expense	57.5	51.2	112.4	102.2
Interest Income	30.1	11.1	65.7	19.3
INCOME BEFORE INCOME TAXES AND INCOME FROM EQUITY METHOD INVESTMENTS	523.3	501.5	850.5	811.7
Income Tax Expense	141.2	133.1	224.6	248.6
Income From Equity Method Investments	1.1	1.6	1.2	1.5
NET INCOME	383.2	370.0	627.1	564.6
Net Income Attributed To Noncontrolling Interests	16.9	21.6	33.3	42.4
NET INCOME - OMNICOM GROUP INC.	$366.3	$348.4	$593.8	$522.2
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.84	$1.70	$2.96	$2.53
Diluted	$1.82	$1.68	$2.92	$2.51

Weighted Average Shares:
Basic	198.9	205.3	200.6	206.8
Diluted	201.6	206.9	203.1	208.3

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME	$383.2	$370.0	$627.1	$564.6
OTHER COMPREHENSIVE INCOME:
Cash flow hedge:
Amortization of loss included in interest expense	1.4	1.4	2.8	2.8
Income tax effect	(0.4)	(0.4)	(0.8)	(0.8)
Cash flow hedge, net of tax	1.0	1.0	2.0	2.0
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost	1.0	1.1	2.1	2.1
Amortization of actuarial losses	0.2	1.4	0.4	3.0
Income tax effect	0.1	(1.1)	(0.8)	(2.4)
Defined benefit pension plans and postemployment arrangements, net of tax	1.3	1.4	1.7	2.7
Foreign currency translation adjustment	24.5	(287.2)	76.2	(259.1)

Other Comprehensive Income	26.8	(284.8)	79.9	(254.4)

TOTAL COMPREHENSIVE INCOME	410.0	85.2	707.0	310.2
Comprehensive Income Attributed To Noncontrolling Interests	13.3	2.9	29.5	24.4
COMPREHENSIVE INCOME - OMNICOM GROUP INC.	$396.7	$82.3	$677.5	$285.8

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
COMMON STOCK:
Common Stock, shares issued	297.2	297.2	297.2	297.2
Common Stock, par value	$44.6	$44.6	$44.6	$44.6
ADDITIONAL PAID-IN CAPITAL:
Beginning Balance	580.7	584.5	571.1	622.0
Net change in noncontrolling interests	(41.4)	(4.7)	(79.9)	(10.3)
Change in temporary equity	32.8	(16.0)	54.1	(73.8)
Share-based compensation	20.4	20.1	41.1	40.1
Stock issued, share-based compensation	(6.7)	(16.9)	(0.6)	(11.0)
Ending Balance	585.8	567.0	585.8	567.0
RETAINED EARNINGS:
Beginning Balance	9,825.5	9,027.3	9,739.3	8,998.8
Net income	366.3	348.4	593.8	522.2
Common stock dividends declared	(140.4)	(145.0)	(281.7)	(290.3)
Ending Balance	10,051.4	9,230.7	10,051.4	9,230.7
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Beginning Balance	(1,384.5)	(1,222.6)	(1,437.9)	(1,252.3)
Other comprehensive income	30.3	(266.1)	83.7	(236.4)
Ending Balance	(1,354.2)	(1,488.7)	(1,354.2)	(1,488.7)
TREASURY STOCK:
Beginning Balance	(5,949.7)	(5,434.1)	(5,665.0)	(5,142.9)
Stock issued, share-based compensation	14.1	20.9	34.5	30.0
Common stock repurchased	(238.5)	(107.2)	(543.6)	(407.5)
Ending Balance	(6,174.1)	(5,520.4)	(6,174.1)	(5,520.4)
SHAREHOLDERS' EQUITY	3,153.5	2,833.2	3,153.5	2,833.2
NONCONTROLLING INTERESTS:
Beginning Balance	514.6	548.9	524.3	503.5
Net income	16.9	21.6	33.3	42.4
Other comprehensive income (loss)	(3.6)	(18.7)	(3.8)	(18.0)
Dividends to noncontrolling interests	(19.5)	(23.7)	(32.0)	(37.7)
Net change in noncontrolling interests	(2.5)	(5.5)	(15.9)	(15.4)
Increase in noncontrolling interests from business combinations	—	—	—	47.8
Ending Balance	505.9	522.6	505.9	522.6

TOTAL EQUITY	$3,659.4	$3,355.8	$3,659.4	$3,355.8

Dividends Declared Per Common Share	$0.70	$0.70	$1.40	$1.40

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$627.1	$564.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	66.4	70.7
Amortization of intangible assets	38.6	40.2
Amortization of net deferred loss on interest rate swaps	2.7	2.7
Share-based compensation	41.1	40.1
Real estate and other repositioning costs	191.5	—
Gain on disposition of subsidiary	(78.8)	—
Non-cash charges related to the effects of the war in Ukraine	—	65.8
Other, net	(8.4)	(16.4)
Use of operating capital	(1,664.8)	(1,507.6)
Net Cash Used In Operating Activities	(784.6)	(739.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40.0)	(42.5)
Acquisition of businesses and interests in affiliates, net of cash acquired	(6.1)	(263.8)
Proceeds from disposition of subsidiary and other	178.7	(86.5)
Net Cash Provided By (Used In) Investing Activities	132.6	(392.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in short-term debt	1.7	3.2
Dividends paid to common shareholders	(285.1)	(293.6)
Repurchases of common stock	(538.8)	(407.5)
Proceeds from stock plans	33.2	15.0
Acquisition of additional noncontrolling interests	(34.7)	(15.5)
Dividends paid to noncontrolling interest shareholders	(32.0)	(37.7)
Payment of contingent purchase price obligations	(14.3)	(9.6)
Other, net	(27.0)	(36.1)
Net Cash Used In Financing Activities	(897.0)	(781.8)
Effect of foreign exchange rate changes on cash and cash equivalents	1.3	(197.2)

Net Decrease in Cash and Cash Equivalents	(1,547.7)	(2,111.7)
Cash and Cash Equivalents at the Beginning of Period	4,281.8	5,316.8
Cash and Cash Equivalents at the End of Period	$2,734.1	$3,205.1

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in tables in millions, except per share data or unless otherwise noted)

1. Presentation of Financial Statements
The terms “Omnicom,” “the Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and its subsidiaries, unless the context indicates otherwise. The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP or GAAP, for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures have been condensed or omitted.
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
Revenue by discipline:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Advertising & Media	$1,911.5	$1,834.4	$3,688.0	$3,604.6
Precision Marketing	369.0	363.9	729.0	703.1
Commerce & Brand Consulting	210.5	207.0	420.1	418.4
Experiential	164.4	152.0	312.2	291.7
Execution & Support	211.6	272.2	467.1	549.2
Public Relations	393.6	394.0	769.1	756.4
Healthcare	349.3	343.7	667.7	654.1
Revenue	$3,609.9	$3,567.2	$7,053.2	$6,977.5

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in tables in millions, except per share data or unless otherwise noted)

Effective January 1, 2023, we realigned the classification of certain services primarily within our Commerce & Brand Consulting, Execution & Support, and Experiential disciplines and prior year amounts have been reclassified.
Revenue by geographic market:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Americas:
North America	$1,978.8	$1,969.5	$3,905.6	$3,808.5
Latin America	84.6	79.9	158.6	147.6
EMEA:
Europe	1,045.6	1,024.9	1,997.5	2,016.9
Middle East and Africa	62.6	64.9	147.5	146.8
Asia-Pacific	438.3	428.0	844.0	857.7
Revenue	$3,609.9	$3,567.2	$7,053.2	$6,977.5
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended June 30, 2023, and 2022 was $1,850.6 million and $1,842.8 million, respectively, and revenue in the United States for six months ended June 30, 2023, and 2022 was $3,662.8 million and $3,567.4 million, respectively.
Contract assets and liabilities
Contract assets and contract liabilities:

	June 30, 2023	December 31, 2022	June 30, 2022
Media and production costs	$797.1	$725.1	$588.5
Contract assets and unbilled fees and costs	840.9	529.5	647.4
Work in process	$1,638.0	$1,254.6	$1,235.9
Contract liabilities:
Customer advances	$1,159.7	$1,492.3	$1,372.8
Work in process represents accrued costs incurred on behalf of customers, including media and production costs, and fees and other third-party costs that have not yet been billed. Media and production costs are billed during the production process in accordance with the terms of the client contract. Contract assets primarily include incentive fees, which are not material and will be billed to clients in accordance with the terms of the client contract. Substantially all unbilled fees and costs will be billed within the next 30 days. There were no impairment losses to the contract assets recorded in the six months ended June 30, 2023 and 2022. Contract liabilities primarily represent advance billings to customers in accordance with the terms of the client contracts, principally for the reimbursement of third-party costs that are generally incurred in the near term.
3. Net Income per Share
The computations of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income - Omnicom Group Inc.	$366.3	$348.4	$593.8	$522.2
Weighted Average Shares:
Basic	198.9	205.3	200.6	206.8
Dilutive stock options and restricted shares	2.7	1.6	2.5	1.5
Diluted	201.6	206.9	203.1	208.3

Anti-dilutive stock options and restricted shares	—	4.4	—	4.4
Net Income per Share - Omnicom Group Inc.:
Basic	$1.84	$1.70	$2.96	$2.53
Diluted	$1.82	$1.68	$2.92	$2.51

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in tables in millions, except per share data or unless otherwise noted)

4. Goodwill and Intangible Assets
Change in goodwill:

	Six Months Ended June 30,
	2023	2022
January 1	$9,734.3	$9,738.6
Acquisitions	3.2	201.1
Noncontrolling interests in acquired businesses	—	47.9
Contingent purchase price obligations of acquired businesses	3.3	—
Dispositions	(118.6)	(19.6)
Foreign currency translation	81.2	(266.2)
June 30	$9,703.4	$9,701.8
There were no goodwill impairment losses recorded in the six months ended June 30, 2023 and 2022, and there are no accumulated goodwill impairment losses.
Intangible assets:

	June 30, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased and internally developed software	$361.3	$(297.5)	$63.8	$374.8	$(309.1)	$65.7
Customer related and other	750.8	(525.6)	225.2	758.5	(510.8)	247.7
Total Intangible Assets	$1,112.1	$(823.1)	$289.0	$1,133.3	$(819.9)	$313.4
We completed our annual goodwill impairment test as of May 1, 2023. The market assumptions used in our assessment reflected the current economic environment (see Note 1- Risks and Uncertainties). Based on the results of our impairment test, we concluded that at May 1, 2023 our goodwill was not impaired. To better align with our internal financial processes, in 2023, the date of our annual impairment test was changed from June 30 to May 1.
5. Debt
Credit Facilities
We have a $2.5 billion multi-currency revolving credit facility, or Credit Facility. In June 2023, the Credit Facility was amended to, among other things, extend the termination date of the Credit Facility to June 2, 2028 and transition the benchmark rate for U.S. Dollar denominated loans from LIBOR to the Secured Overnight Financing Rate, or SOFR. In addition, we have the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program. During the second quarter of 2023, the maximum amount of commercial paper outstanding was $200 million, which was redeemed. Certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom aggregating $585.5 million. These facilities provide additional liquidity sources for operating capital and general corporate purposes. At June 30, 2023, there were no outstanding borrowings under the Credit Facility, and no outstanding commercial paper.
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At June 30, 2023, we were in compliance with this covenant as our Leverage Ratio was 2.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt of $20.5 million and $16.9 million at June 30, 2023 and December 31, 2022, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in tables in millions, except per share data or unless otherwise noted)

Long-Term Debt
Long-term debt:

	June 30, 2023	December 31, 2022
3.65% Senior Notes due 2024	$750.0	$750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
€500 million 0.80% Senior Notes due 2027	543.3	534.9
2.45% Senior Notes due 2030	600.0	600.0
4.20% Senior Notes due 2030	600.0	600.0
€500 million 1.40% Senior Notes due 2031	543.3	534.9
2.60% Senior Notes due 2031	800.0	800.0
£325 million 2.25% Senior Notes due 2033	409.9	392.0
Long-Term Debt, Gross	5,646.5	5,611.8
Unamortized discount	(8.5)	(9.0)
Unamortized debt issuance costs	(24.4)	(26.2)
Unamortized deferred gain from settlement of interest rate swaps	0.1	0.6
Long-Term Debt	$5,613.7	$5,577.2
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
6. Segment Reporting
Our branded agency networks operate in the advertising, marketing and corporate communications services industry, and are organized into agency networks, virtual client networks, regional reporting units and operating groups or practice areas. Our networks, virtual client networks and agencies increasingly share clients and provide clients with integrated services. The main economic components of each agency are employee compensation and related costs and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs and other overhead expenses. Therefore, given these similarities, we aggregate our six operating segments, which are our agency networks, into one reporting segment.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in tables in millions, except per share data or unless otherwise noted)

The agency networks' regional reporting units comprise three regions: the Americas, EMEA and Asia-Pacific. The regional reporting units monitor the performance of and are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and, in many cases, the same clients, and have similar economic characteristics.
Revenue and long-lived assets and goodwill by geographic region:

	Americas	EMEA	Asia-Pacific
June 30, 2023
Revenue - Three months ended	$2,063.4	$1,108.2	$438.3
Revenue - Six months ended	$4,064.2	$2,145.0	$844.0
Long-lived assets and goodwill	$7,521.9	$3,431.1	$706.5
June 30, 2022
Revenue - Three months ended	$2,049.4	$1,089.8	$428.0
Revenue - Six months ended	$3,956.1	$2,163.7	$857.7
Long-lived assets and goodwill	$7,850.0	$3,282.6	$661.8
7. Income Taxes
Our effective tax rate for the six months ended June 30, 2023 decreased period-over-period to 26.4% from 30.6%. The six months ended June 30, 2023 includes an increase of $10.7 million in income tax expense related to a lower tax benefit in certain jurisdictions for the real estate and other repositioning costs and an increase in the U.K. statutory tax rate, partially offset by $10.0 million of previously unrecognized tax benefits. The higher effective tax rate for the six months ended June 30, 2022 was predominantly due to the non-deductibility of the $113.4 million charges recorded in the first quarter of 2022, arising from the effects of the war in Ukraine, as well as an additional increase in income tax expense of $4.8 million related to the disposition of our businesses in Russia.
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. The IRA levies a 1% excise tax on net stock repurchases after December 31, 2022. The excise tax is recorded as part of the cost of acquiring treasury stock and is not material. Additionally, the IRA imposes a 15% corporate alternative minimum tax, or CAMT, for tax years beginning after December 31, 2022. The CAMT is not expected to have a material impact on our results of operations or financial position.
Various foreign jurisdictions are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion, GloBE or Pillar Two, model rules issued by the Organization for Economic Cooperation and Development. A minimum effective tax rate of 15% would apply to multinational companies with consolidated revenue above €750 million. Currently, only South Korea and Japan have enacted legislation consistent with the GloBE rules. Other countries are expected to adopt GloBE rules in 2023 with effective dates beginning in 2024.
Under the GloBE rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate is less than 15%, a top-up tax generally will be due to bring the jurisdictional effective tax rate up to 15%.
At June 30, 2023, our unrecognized tax benefits were $159.6 million. Of this amount, approximately $153.8 million would affect our effective tax rate upon resolution of the uncertain tax positions.
8. Pension and Other Postemployment Benefits
Net periodic benefit expense:

	Defined Benefit Pension Plans		Postemployment Arrangements
	Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$1.7	$0.8	$1.7	$2.2
Interest cost	5.1	1.7	2.8	1.3
Expected return on plan assets	(0.5)	(0.3)	—	—
Amortization of prior service cost	0.2	0.2	1.9	1.9
Amortization of actuarial losses	0.4	1.7	—	1.3
Total net periodic benefit expense	$6.9	$4.1	$6.4	$6.7
We contributed $0.3 million to our defined benefit pension plans in both the six months ended June 30, 2023 and 2022.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in tables in millions, except per share data or unless otherwise noted)

9. Real Estate and Other Repositioning Costs
In connection with the transition to a flexible working environment, a hybrid model which allows for partial remote work, we took certain actions in the first quarter of 2023 to reduce and reposition our office lease portfolio. In the second quarter of 2023, as a result of our continuing efforts to increase efficiencies and relevant skill sets to meet client demands, we incurred severance charges and other exit costs associated with rebalancing our workforce and consolidating operations in certain markets.
For the three and six months ended June 30, 2023, operating expenses included $72.3 million ($54.5 million after tax), primarily related to severance actions in the second quarter of 2023 and $191.5 million ($145.5 million after tax), respectively, for non-cash impairment charges for the operating lease right-of-use, or ROU, assets, severance charges, and other exit costs. All severance and other costs will be paid in less than one year. Substantially all of the operating lease payments related to the ROU assets will be paid out over three years.
10. Disposition of Subsidiaries
In April 2023, we disposed of certain research businesses included in our Execution & Support discipline. As a result, we recorded a pretax gain of $78.8 million. The disposition will not have a material impact on our ongoing results of operations or financial position.
11. Charges Arising from the Effects of the War in Ukraine
In 2022, we disposed of our businesses in Russia. In the first quarter of 2022, we recorded pretax charges of $113.4 million, which included cash charges of $47.6 million and primarily consisted of the loss on the disposition of our net investment in our Russian businesses and included charges related to the suspension of operations in Ukraine. All of the charges related to the disposition of our businesses in Russia had been paid as of December 31, 2022, and substantially all of our commitments related to the suspension of operations in Ukraine have been paid as of March 31, 2023.
12. Supplemental Cash Flow Data
Change in operating capital:

	Six Months Ended June 30,
	2023	2022
(Increase) decrease in accounts receivable	$584.6	$950.5
(Increase) decrease in work in process and other current assets	(394.3)	(153.9)
Increase (decrease) in accounts payable	(1,016.1)	(1,856.3)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(786.3)	(455.0)
Change in other assets and liabilities, net	(52.7)	7.1
Increase (decrease) in operating capital	$(1,664.8)	$(1,507.6)

Income taxes paid	$289.1	$272.6
Interest paid	$75.2	$76.8
Non-cash increase in lease liabilities:

Operating leases	$77.4	$151.8
Finance leases	$25.6	$35.7
13. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in tables in millions, except per share data or unless otherwise noted)

14. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes:

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Six Months Ended June 30, 2023
January 1	$(12.1)	$(41.3)	$(1,384.5)	$(1,437.9)
Other comprehensive income (loss) before reclassifications	—	—	80.0	80.0
Reclassification from accumulated other comprehensive income (loss)	2.0	1.7	—	3.7
June 30	$(10.1)	$(39.6)	$(1,304.5)	$(1,354.2)

	Six Months Ended June 30, 2022
January 1	$(16.1)	$(90.4)	$(1,145.8)	$(1,252.3)
Other comprehensive income (loss) before reclassifications	—	—	(241.1)	(241.1)
Reclassification from accumulated other comprehensive income (loss)	2.0	2.7	—	4.7
June 30	$(14.1)	$(87.7)	$(1,386.9)	$(1,488.7)
15. Fair Value
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
•Level 3: Unobservable inputs for the asset or liability.
Financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,734.1			$2,734.1	$4,281.8			$4,281.8
Short-term investments		$75.9		75.9		$60.7		60.7
Marketable equity securities	0.8			0.8	0.9			0.9
Liabilities:
Foreign currency derivatives		$—		$—		$0.1		$0.1
Cross currency swaps - net investment hedge		6.4		6.4		16.5		16.5
Contingent purchase price obligations			$158.0	158.0			$115.0	115.0
Change in the Level 3 fair value measurement of contingent purchase price obligations:

	Six Months Ended June 30,
	2023	2022
January 1	$115.0	$167.1
Acquisitions	62.9	0.8
Revaluation and interest	(6.2)	0.8
Payments	(14.3)	(9.9)
Foreign currency translation	0.6	(4.3)
June 30	$158.0	$154.5

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in tables in millions, except per share data or unless otherwise noted)

Carrying amount and fair value of our financial assets and liabilities:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$2,734.1	$2,734.1	$4,281.8	$4,281.8
Short-term investments	75.9	75.9	60.7	60.7
Marketable equity securities	0.8	0.8	0.9	0.9
Non-marketable equity securities	6.8	6.8	5.6	5.6
Liabilities:
Short-term debt	$20.5	$20.5	$16.9	$16.9
Foreign currency derivatives	—	—	0.1	0.1
Cross currency swaps - net investment hedge	6.4	6.4	16.5	16.5
Contingent purchase price obligations	158.0	158.0	115.0	115.0
Long-term debt	5,613.7	5,029.2	5,577.2	4,993.4
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
•effectively managing the risks, challenges and efficiencies presented by utilizing Artificial Intelligence (AI) technologies and partnerships in our business; and
•risks related to our environmental, social and governance goals and initiatives, including impacts from regulators and other stakeholders, and the impact of factors outside of our control on such goals and initiatives.
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
Financial Performance
Revenue for the three months ended June 30, 2023 increased to $3,609.9 million, compared to $3,567.2 million in the prior year quarter. Organic revenue growth (defined below) increased $121.4 million, or 3.4%, primarily reflecting increased client spending in most of our disciplines and all of our major geographic markets compared to the prior year period. Changes in foreign exchange rates reduced revenue $24.4 million, or 0.7%, primarily due to the weakening of the Australian Dollar, Canadian Dollar, and Renminbi against the U.S. Dollar, which was partially offset by the strengthening of the Euro against the U.S. Dollar. Acquisition revenue, net of disposition revenue, reduced revenue $54.3 million, or 1.5%. The reduction from acquisition revenue, net of disposition revenue, primarily reflects dispositions in the Execution & Support discipline in the first and second quarters of 2023.
Revenue for the six months ended June 30, 2023 increased slightly to $7,053.2 million, compared to $6,977.5 million in the prior year period. Organic revenue growth increased $300.1 million, or 4.3%, primarily reflecting increased client spending in most of our disciplines and across all of our major geographic markets compared to the prior year period. Changes in foreign exchange rates reduced revenue $134.4 million, or 1.9%, primarily due to the weakening of the British Pound, Australian Dollar, Canadian Dollar, Euro, and Yen against the U.S. Dollar, and acquisition revenue, net of disposition revenue, reduced revenue $90.0 million, or 1.3%. The reduction in acquisition revenue, net of disposition revenue, primarily reflects dispositions in the Execution & Support discipline in the first and second quarters of 2023 and the disposition of our businesses in Russia in the first quarter of 2022, partially offset by acquisitions in the Precision Marketing discipline in the first quarter of 2022.
The change in revenue period-over-period for the three months ended June 30, 2023 was: Advertising & Media increased $77.1 million, Precision Marketing increased $5.1 million, Commerce & Brand Consulting increased $3.5 million, Experiential increased $12.4 million, Execution & Support decreased $60.6 million, Public Relations decreased $0.4 million and Healthcare increased $5.6 million.
The change in revenue period-over-period for the six months ended June 30, 2023 was: Advertising & Media increased $83.4 million, Precision Marketing increased $25.9 million, Commerce & Brand Consulting increased $1.7 million, Experiential increased $20.5 million, Execution & Support decreased $82.1 million, Public Relations increased $12.7 million and Healthcare increased $13.6 million.
The change in revenue period-over-period across our geographic markets for the three months ended June 30, 2023 was: North America increased $9.3 million, or 0.5%, Latin America increased $4.7 million, or 5.9%, Europe increased $20.7 million, or 2.0%, the Middle East and Africa decreased $2.3 million, or 3.5%, and Asia-Pacific increased $10.3 million, or 2.4%.
The change in revenue period-over-period across our geographic markets for the six months ended June 30, 2023 was: North America increased $97.1 million, or 2.5%, Latin America increased $11.0 million, or 7.5%, Europe decreased $19.4 million, or 1.0%, the Middle East and Africa increased $0.7 million, or 0.5%, and Asia-Pacific decreased $13.7 million, or 1.6%.
A summary of our consolidated results of operations period-over-period is:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue	$3,609.9	$3,567.2	$42.7	1.2%	$7,053.2	$6,977.5	$75.7	1.1%
Operating Income[2,3]	$550.7	$541.6	$9.1	1.7%	$897.2	$894.6	$2.6	0.3%
Operating Margin[2,3]	15.3%	15.2%		0.1%	12.7%	12.8%		(0.1)%
Interest expense, net	$27.4	$40.1	$(12.7)	(31.7)%	$46.7	$82.9	$(36.2)	(43.7)%
Net Income - Omnicom Group Inc.[2,3]	$366.3	$348.4	$17.9	5.1%	$593.8	$522.2	$71.6	13.7%
Net Income per Share - Omnicom Group Inc.: Diluted[2,3]	$1.82	$1.68	$0.14	8.3%	$2.92	$2.51	$0.41	16.3%
EBITA[1,2,3]	$570.0	$562.4	$7.6	1.4%	$935.8	$934.8	$1.0	0.1%
EBITA Margin[1,2,3]	15.8%	15.8%		—%	13.3%	13.4%		(0.1)%
1) See Non-GAAP reconciliation for the calculation of EBITA on page 25.
2) For the six months ended June 30, 2023, operating expenses included real estate operating lease impairment charges, severance, and other exit costs related to repositioning actions we took to reduce our real estate requirements, rebalance our workforce, and consolidate operations in certain markets. In the second quarter of 2023, we recorded a gain on disposition of our research businesses in the Execution & Support discipline and incurred repositioning costs, primarily related to severance payments. The impact to Operating Income for the three and six months ended June 30, 2023, was an increase of $6.5 million ($1.4 million after tax) and a reduction of $112.7 million ($89.6 million after tax), respectively. The net aggregate effect of these items in the three and six months ended June 30, 2023 to diluted net income per share - Omnicom Group Inc. was an increase of $0.01 and a decrease of $0.44, respectively (see Notes 9 and 10 to the unaudited consolidated financial statements).
3) For the six months ended June 30, 2022, operating expenses included $113.4 million charges recorded in the first quarter of 2022 as well as an additional net income tax charge of $4.8 million related to the disposition of our businesses in Russia, which reduced net income - Omnicom Group Inc. by $118.2 million and diluted net income per share - Omnicom Group Inc. by $0.56 (see Note 11 to the unaudited consolidated financial statements).

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
On a global, pan-regional, and local basis, our networks, practice areas, and agencies provide a comprehensive range of services in the following fundamental disciplines: Advertising & Media, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations, and Healthcare. Advertising & Media includes creative services across digital and traditional media, strategic media planning and buying, performance media, and data analytics services. Precision Marketing includes digital and direct marketing, digital transformation consulting and data and analytics. Commerce & Brand Consulting services include brand and product consulting, strategy and research, retail, and ecommerce. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, digital and physical merchandising, point-of-sale, product placement, as well as other specialized marketing and custom communications services. Public Relations services include corporate communications, crisis management, public affairs, and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. Our geographic markets include the Americas, which includes North America and Latin America, Europe, the Middle East and Africa (EMEA), and Asia-Pacific.
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
We believe generative AI will have a significant effect on how we provide services to our clients and how we enhance the productivity of our people. As with any new technology, we are working closely with our clients and technology partners to take advantage of the benefits while being mindful of its limitations and risks, and privacy concerns. We are committed to responsible AI practices and collaboration to harness AI's potential while evaluating related challenges, such as ethical considerations, intellectual property protection, regulatory compliance, and data security. While risks related to AI include these challenges and evolving regulations, public perception, and our ability to effectively adopt this new emerging technology, the rapidly developing nature of this technology makes it difficult to assess the impact in full at this time.
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the twelve months ended June 30, 2023, our largest client accounted for 2.8% of our revenue and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 53.6% of our revenue. Our clients operate in virtually every sector of the global economy with no one industry representing more than 17% of our revenue for the six months ended June 30, 2023. Although our revenue is generally balanced between the United States and international markets, and we have a large and diverse client base, we are not immune to general economic downturns.
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

CONSOLIDATED RESULTS OF OPERATIONS
The change in results of operations period-over-period were:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
Revenue	$3,609.9	$3,567.2	$42.7	$7,053.2	$6,977.5	$75.7
Operating Expenses:
Salary and service costs	2,617.8	2,566.0	51.8	5,160.7	5,057.8	102.9
Occupancy and other costs	297.7	293.0	4.7	589.3	593.2	(3.9)
Real estate and other repositioning costs[1,2]	72.3	—	72.3	191.5	—	191.5
Charges arising from the effects of the war in Ukraine[2]	—	—	—	—	113.4	(113.4)
Gain on disposition of subsidiary	(78.8)	—	(78.8)	(78.8)	—	(78.8)
Cost of services	2,909.0	2,859.0	50.0	5,862.7	5,764.4	98.3
Selling, general and administrative expenses	99.1	110.9	(11.8)	188.3	207.6	(19.3)
Depreciation and amortization	51.1	55.7	(4.6)	105.0	110.9	(5.9)
Total operating expenses	3,059.2	3,025.6	33.6	6,156.0	6,082.9	73.1
Operating Income	550.7	541.6	9.1	897.2	894.6	2.6
Interest Expense	57.5	51.2	6.3	112.4	102.2	10.2
Interest Income	30.1	11.1	19.0	65.7	19.3	46.4
Income Before Income Taxes and Income From Equity Method Investments	523.3	501.5	21.8	850.5	811.7	38.8
Income Tax Expense	141.2	133.1	8.1	224.6	248.6	(24.0)
Income From Equity Method Investments	1.1	1.6	(0.5)	1.2	1.5	(0.3)
Net Income	383.2	370.0	13.2	627.1	564.6	62.5
Net Income Attributed To Noncontrolling Interests	16.9	21.6	(4.7)	33.3	42.4	(9.1)
Net Income - Omnicom Group Inc.[1,2]	$366.3	$348.4	$17.9	$593.8	$522.2	$71.6
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.84	$1.70	$0.14	$2.96	$2.53	$0.43
Diluted[1,2]	$1.82	$1.68	$0.14	$2.92	$2.51	$0.41

Revenue	$3,609.9	$3,567.2	$42.7	$7,053.2	$6,977.5	$75.7
Operating Margin %	15.3%	15.2%		12.7%	12.8%
EBITA	$570.0	$562.4	$7.6	$935.8	$934.8	$1.0
EBITA Margin %	15.8%	15.8%		13.3%	13.4%
1) For the six months ended June 30, 2023, operating expenses included real estate operating lease impairment charges, severance, and other exit costs related to repositioning actions we took to reduce our real estate requirements, rebalance our workforce, and consolidate operations in certain markets. In the second quarter of 2023, we recorded a gain on the disposition of our research businesses in the Execution & Support discipline and incurred repositioning costs, primarily related to severance payments. The impact to Operating Income for the three and six months ended June 30, 2023, was an increase of $6.5 million ($1.4 million after tax) and a reduction of $112.7 million ($89.6 million after tax), respectively. The net aggregate effect of these items in the three and six months ended June 30, 2023 to diluted net income per share - Omnicom Group Inc. was an increase of $0.01 and a decrease of $0.44, respectively (see Notes 9 and 10 to the unaudited consolidated financial statements).
2) For the six months ended June 30, 2022, operating expenses included $113.4 million charges recorded in the first quarter of 2022 as well as an additional net income tax charge of $4.8 million related to the disposition of our businesses in Russia, which reduced net income - Omnicom Group Inc. by $118.2 million and diluted net income per share - Omnicom Group Inc. by $0.56 (see Note 11 to the unaudited consolidated financial statements).

Revenue
The components of revenue change period-over-period in the United States (“Domestic”) and the remainder of the world (“International”) were:

	Total		Domestic		International
	$	%	$	%	$	%
Three months ended June 30, 2022	$3,567.2		$1,842.8		$1,724.4
Components of revenue change:
Foreign exchange rate impact	(24.4)	(0.7)%	—	—%	(24.4)	(1.4)%
Acquisition revenue, net of disposition revenue	(54.3)	(1.5)%	(36.2)	(2.0)%	(18.1)	(1.0)%
Organic growth	121.4	3.4%	44.0	2.4%	77.4	4.5%
Three months ended June 30, 2023	$3,609.9	1.2%	$1,850.6	0.4%	$1,759.3	2.0%

	Total		Domestic		International
	$	%	$	%	$	%
Six months ended June 30, 2022	$6,977.5		$3,567.4		$3,410.1
Components of revenue change:
Foreign exchange rate impact	(134.4)	(1.9)%	—	—%	(134.4)	(3.9)%
Acquisition revenue, net of disposition revenue	(90.0)	(1.3)%	(35.9)	(1.0)%	(54.1)	(1.6)%
Organic growth	300.1	4.3%	131.3	3.7%	168.8	5.0%
Six months ended June 30, 2023	$7,053.2	1.1%	$3,662.8	2.7%	$3,390.4	(0.6)%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,634.3 million and $7,187.6 million for the Total column for the three and six months ended June 30, 2023, respectively). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,609.9 million less $3,634.3 million and $7,053.2 million less $7,187.6 million for the Total column for the three and six months ended June 30, 2023, respectively).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,567.2 million and $6,977.5 million for the Total column for the three and six months ended June 30, 2023, respectively).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at July 14, 2023 remain unchanged, we expect the impact of changes in foreign exchange rates to increase revenue in the third quarter by approximately 1.5% and to be flat for the year. Based on our acquisition and disposition activity to date, we expect that the net impact will reduce revenue by 1.5% for the third quarter of 2023 and 1.5% for the full year.
Revenue by Discipline
To monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: Advertising & Media, Precision Marketing, Commerce & Brand Consulting, Experiential, Execution & Support, Public Relations, and Healthcare.

The change in revenue period-over-period and organic growth by discipline was:

	Three Months Ended June 30,
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising & Media	$1,911.5	53.0%	$1,834.4	51.4%	$77.1	5.1%
Precision Marketing	369.0	10.2%	363.9	10.3%	5.1	2.3%
Commerce & Brand Consulting	210.5	5.8%	207.0	5.8%	3.5	2.4%
Experiential	164.4	4.6%	152.0	4.3%	12.4	9.2%
Execution & Support	211.6	5.9%	272.2	7.6%	(60.6)	(3.8)%
Public Relations	393.6	10.9%	394.0	11.0%	(0.4)	0.1%
Healthcare	349.3	9.6%	343.7	9.6%	5.6	3.0%
Revenue	$3,609.9		$3,567.2		$42.7	3.4%

	Six Months Ended June 30,
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising & Media	$3,688.0	52.3%	$3,604.6	51.6%	$83.4	5.1%
Precision Marketing	729.0	10.3%	703.1	10.2%	25.9	4.6%
Commerce & Brand Consulting	420.1	6.0%	418.4	6.0%	1.7	2.8%
Experiential	312.2	4.4%	291.7	4.2%	20.5	8.8%
Execution & Support	467.1	6.6%	549.2	7.8%	(82.1)	(0.1)%
Public Relations	769.1	10.9%	756.4	10.8%	12.7	2.9%
Healthcare	667.7	9.5%	654.1	9.4%	13.6	3.8%
Revenue	$7,053.2		$6,977.5		$75.7	4.3%
Effective January 1, 2023, we realigned the classification of certain services primarily within our Commerce & Brand Consulting, Execution & Support, and Experiential disciplines and prior year amounts have been reclassified.
The period-over-period change in revenue for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 in our fundamental disciplines was: Advertising & Media increased $77.1 million, Precision Marketing increased $5.1 million, Commerce & Brand Consulting increased $3.5 million, Experiential increased $12.4 million, Execution & Support decreased $60.6 million, Public Relations decreased $0.4 million and Healthcare increased $5.6 million. Organic revenue increased across most of our disciplines and was partially offset by the negative effects of foreign exchange translation, primarily due to the weakening of the Australian Dollar, Canadian Dollar, and Renminbi against the U.S. Dollar, which was partially offset by the strengthening of the Euro against the U.S. Dollar. Dispositions, primarily in the Execution & Support discipline in the first and second quarters of 2023, reduced our revenue compared to the prior year period.
The period-over-period change in revenue for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 in our fundamental disciplines was: Advertising & Media increased $83.4 million, Precision Marketing increased $25.9 million, Commerce & Brand Consulting increased $1.7 million, Experiential increased $20.5 million, Execution & Support decreased $82.1 million, Public Relations increased $12.7 million and Healthcare increased $13.6 million. Organic revenue increased across fundamentally all our disciplines and was partially offset by the weakening of substantially all other foreign currencies against the U.S. Dollar, primarily the British Pound, Australian Dollar, Canadian Dollar, Euro, and Yen against the U.S. Dollar and by dispositions, primarily in the Execution & Support discipline in the first and second quarters of 2023 and in the Advertising & Media discipline, including the disposition of our businesses in Russia in the first quarter of 2022, which negatively impacted our revenue in the current period.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.8% and 2.9% of revenue for the twelve months ended June 30, 2023 and 2022, respectively. Our ten largest and 100 largest clients represented 19.8% and 53.6% of revenue for the twelve months ended June 30, 2023, respectively, and 21.0% and 53.1% of revenue for the twelve months ended June 30, 2022, respectively.

Revenue by Geography
The change in revenue period-over-period and organic growth in our geographic markets was:

	Three Months Ended June 30,
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Americas:
North America	$1,978.8	54.9%	$1,969.5	55.3%	$9.3	2.8%
Latin America	84.6	2.3%	79.9	2.2%	4.7	6.9%
EMEA:
Europe	1,045.6	29.0%	1,024.9	28.7%	20.7	2.6%
Middle East and Africa	62.6	1.7%	64.9	1.8%	(2.3)	4.0%
Asia-Pacific	438.3	12.1%	428.0	12.0%	10.3	7.5%
Revenue	$3,609.9		$3,567.2		$42.7	3.4%

	Six Months Ended June 30,
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Americas:
North America	$3,905.6	55.3%	$3,808.5	54.6%	$97.1	3.9%
Latin America	158.6	2.3%	147.6	2.1%	11.0	9.3%
EMEA:
Europe	1,997.5	28.3%	2,016.9	28.9%	(19.4)	4.1%
Middle East and Africa	147.5	2.1%	146.8	2.1%	0.7	7.1%
Asia-Pacific	844.0	12.0%	857.7	12.3%	(13.7)	5.1%
Revenue	$7,053.2		$6,977.5		$75.7	4.3%
The period-over-period change in revenue across our geographic markets for the three months ended June 30, 2023 was: North America increased $9.3 million, or 0.5%, Latin America increased $4.7 million, or 5.9%, Europe increased $20.7 million, or 2.0%, the Middle East and Africa decreased $2.3 million, or 3.5%, and Asia-Pacific increased $10.3 million, or 2.4%. Organic revenue for the three months ended June 30, 2023 increased across most of our geographic markets.
The period-over-period change in revenue across our geographic markets for the six months ended June 30, 2023 was: North America increased $97.1 million, or 2.5%, Latin America increased $11.0 million, or 7.5%, Europe decreased $19.4 million, or 1.0%, the Middle East and Africa increased $0.7 million, or 0.5%, and Asia-Pacific decreased $13.7 million, or 1.6%. Organic revenue for the six months ended June 30, 2023 increased across most of our geographic markets.
In North America for the three months ended June 30, 2023 compared to the prior year period, increased organic revenue was driven primarily by strong performance in the United States, especially in the Advertising & Media discipline, led by our media business, and our Precision Marketing and Healthcare disciplines, and was partially offset by a reduction in our Commerce & Brand Consulting, Experiential, and Execution & Support disciplines which faced difficult comparisons to the prior year. The weakening of the Canadian Dollar against the U.S. Dollar partially offset organic growth. Dispositions in the Execution & Support discipline in the United States in the first and second quarters of 2023 also decreased revenue. In North America for the six months ended June 30, 2023 compared to the prior year period, increased organic revenue was driven primarily by strong performance in the United States across substantially all of our disciplines and was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar and dispositions in our Execution & Support discipline in the first and second quarters of 2023.
In Latin America compared to the prior year periods, organic revenue for the three and six months ended June 30, 2023, increased in substantially all our disciplines, led by Advertising & Media, and in most countries, especially in Colombia, Chile, Mexico, and Argentina, and was partially offset by the weakening of the Colombian Peso and the Argentine Peso against the U.S. Dollar.
In Europe compared to the prior year periods, organic revenue for the three and six months ended June 30, 2023 increased across most of our major geographic markets in the region and in substantially all disciplines, especially Advertising & Media, led by our media business, and Experiential. The organic revenue growth for the three months ended June 30, 2023, combined with the strengthening of the Euro against the U.S. Dollar in the period, which was partially offset by the weakening of the Turkish Lira, Swedish Krona, and British Pound, also contributed to the total revenue growth for the region. For the six months ended June 30, 2023 the weakening of substantially all currencies as compared to the the prior year period offset organic growth. In the U.K., organic revenue growth for the three and six months ended June 30, 2023 of 2.5% and 4.2%, respectively, was led by our Advertising & Media, Healthcare, and Commerce & Brand Consulting disciplines, partially offset by the weakening of the British Pound against the U.S.. Dollar. In Continental Europe, which includes the Euro Zone and the other European countries, organic growth for the three and six months ended June 30, 2023 of 2.6% and 4.0%, respectively, was led by France, Italy, and Germany in substantially all disciplines.
In the Middle East and Africa compared to the prior year periods, organic revenue increased for the three and six months ended June 30, 2023, led by the Advertising & Media discipline and in most of our major markets in the region. For the three and six months ended June 30, 2023, organic revenue was partially offset by the weakening of all currencies in the region against the U.S. Dollar.
In Asia-Pacific compared to the prior year periods, organic revenue increased for the three and six months ended June 30, 2023, led by our Advertising & Media and Experiential disciplines and most major markets in the region, especially in China, India, Japan, and Malaysia. The organic growth was partially offset by the weakening of substantially all currencies in the region against the U.S. Dollar, especially the Australian Dollar, Renminbi, Yen, and New Zealand Dollar.
Revenue by Industry
Revenue by type of client industry sector period-over-period was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pharmaceuticals and Healthcare	17%	16%	17%	16%
Food and Beverage	15%	14%	15%	14%
Auto	12%	10%	12%	10%
Technology	8%	12%	8%	12%
Consumer Products	8%	8%	8%	8%
Financial Services	7%	7%	7%	7%
Travel and Entertainment	7%	6%	7%	6%
Retail	7%	7%	6%	6%
Telecommunications	4%	4%	4%	5%
Government	4%	3%	4%	3%
Services	3%	2%	3%	2%
Oil, Gas and Utilities	2%	2%	2%	2%
Not-for-Profit	1%	1%	1%	1%
Education	1%	1%	1%	1%
Other	4%	7%	5%	7%
Total	100%	100%	100%	100%

Operating Expenses
The change in operating expenses period-over-period were:

	Three Months Ended June 30,
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,609.9		$3,567.2		$42.7	1.2%
Operating Expenses:
Salary and service costs:
Salary and related costs	1,772.0	49.1%	1,800.8	50.5%	(28.8)	(1.6)%
Third-party service costs	715.8	19.8%	629.0	17.6%	86.8	13.8%
Third-party incidental costs	130.0	3.6%	136.2	3.8%	(6.2)	(4.6)%
Total salary and service costs	2,617.8	72.5%	2,566.0	71.9%	51.8	2.0%
Occupancy and other costs	297.7	8.2%	293.0	8.2%	4.7	1.6%
Real estate and other repositioning costs	72.3	2.0%	—	—%	72.3
Gain on disposition of subsidiary	(78.8)	(2.2)%	—	—%	(78.8)
Cost of services	2,909.0		2,859.0		50.0	1.7%
Selling, general and administrative expenses	99.1	2.7%	110.9	3.1%	(11.8)	(10.6)%
Depreciation and amortization	51.1	1.4%	55.7	1.6%	(4.6)	(8.3)%
Total operating expenses	3,059.2	84.7%	3,025.6	84.8%	33.6	1.1%
Operating Income	$550.7	15.3%	$541.6	15.2%	$9.1	1.7%

	Six Months Ended June 30,
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$7,053.2		$6,977.5		$75.7	1.1%
Operating Expenses:
Salary and service costs:
Salary and related costs	3,550.0	50.3%	3,595.4	51.5%	(45.4)	(1.3)%
Third-party service costs	1,355.1	19.2%	1,210.9	17.4%	144.2	11.9%
Third-party incidental costs	255.6	3.6%	251.5	3.6%	4.1	1.6%
Total salary and service costs	5,160.7	73.2%	5,057.8	72.5%	102.9	2.0%
Occupancy and other costs	589.3	8.4%	593.2	8.5%	(3.9)	(0.7)%
Real estate and other repositioning costs	191.5	2.7%	—	—%	191.5
Charges arising from the effects of the war in Ukraine	—	—%	113.4	1.6%	(113.4)
Gain on disposition of subsidiary	(78.8)	(1.1)%	—	—%	(78.8)
Cost of services	5,862.7		5,764.4		98.3	1.7%
Selling, general and administrative expenses	188.3	2.7%	207.6	3.0%	(19.3)	(9.3)%
Depreciation and amortization	105.0	1.5%	110.9	1.6%	(5.9)	(5.3)%
Total operating expenses	6,156.0	87.3%	6,082.9	87.2%	73.1	1.2%
Operating Income	$897.2	12.7%	$894.6	12.8%	$2.6	0.3%
We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up the significant portion of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor, third-party service costs, and third-party incidental costs. Third-party service costs include vendor costs when we act as principal in providing services to our clients, and third-party incidental costs, which primarily consist of client-related travel and incidental out-of-pocket costs, which we bill back to the client directly at our cost and which we are required to include in revenue. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses. Adverse and beneficial fluctuations in foreign currencies from period to period impact our results of operations and financial position when we translate our financial statements from local foreign currencies to the U.S. Dollar. However, substantially all of our foreign operations transact business in their local currency, mitigating the impact of changes in foreign currency exchange rates on our operating margin percentage.
Operating expenses for the three and six months ended June 30, 2023 increased slightly to $3,059.2 million from $3,025.6 million and to $6,156.0 million from $6,082.9 million, respectively, period-over-period. Included in operating expenses for the three-month period ended June 30, 2023 is a reduction from the gain on disposition of subsidiary in our Execution & Support discipline of $78.8 million and an increase related to repositioning costs of $72.3 million incurred in the period, consisting primarily of severance payments. Included in operating expense for the six-month period ended June 30, 2023 is the net impact of the gain on disposition of subsidiary in our Execution & Support discipline of $78.8 million and repositioning costs of related to real estate and other exit charges and severance of $191.5 million incurred in the period (see Notes 9 and 10 to the unaudited financial statements).
The reduction in our operating expense period-over-period from foreign currency translation was in line with the percentage impact from changes in foreign currencies on revenue for the three and six month periods ended June 30, 2023.
Operating Expenses - Salary and Service Costs
Salary and service costs, which tend to fluctuate with changes in revenue, are comprised of salary and related costs, third-party service costs, and third-party incidental costs. Salary and service costs for the three and six months ended June 30, 2023 compared to the prior year period increased $51.8 million, or 2.0%, to $2,617.8 million and increased $102.9 million, or 2.0%, to $5,160.7 million, respectively. Salary and related costs for the three and six months ended June 30, 2023 decreased $28.8 million, or 1.6%, to $1,772.0 million and $45.4 million, or 1.3%, to $3,550.0 million, respectively. While headcount increased for the three and six months ended June 30, 2023 as a result of organic growth, the increase was offset by the dispositions of our research businesses in our Execution & Support discipline in the first and second quarters of 2023 compared to the prior year period. The effects of foreign currency translation also decreased salaries and related expenses year over year in the six-month period. Third-party service costs for the three and six months ended June 30, 2023 increased $86.8 million, or 13.8%, to $715.8 million and increased $144.2 million, or 11.9%, to $1,355.1 million, and was less impacted by the effects of our dispositions and foreign currency translation. Third-party incidental costs for the three and six months ended June 30, 2023 decreased slightly by $6.2 million, or 4.6%, to $130.0 million and increased $4.1 million, or 1.6%, to $255.6 million, respectively.
Operating Expenses - Occupancy and Other Costs
Occupancy and other costs for the three and six months ended June 30, 2023, which are less directly linked to changes in revenue than salary and service costs, increased by $4.7 million and decreased by $3.9 million, respectively. Increased occupancy costs were substantially offset by lower rent expense in the periods.
In connection with the transition to a flexible working environment, a hybrid model which allows for partial remote work, we took certain actions in the first quarter of 2023 to reduce and reposition our office lease portfolio and recorded a charge of $119.2 million, which included an $80.4 million non-cash impairment charge for the operating lease right-of-use, or ROU, assets, $20.0 million for the write-off of the net book value of leasehold improvements at the affected locations, and $18.8 million of other lease obligations that will be paid in less than one year. Substantially all of the operating lease payments related to the ROU assets will be paid out over three years (see Note 9 to the unaudited consolidated financial statements).
Operating Expenses - Selling, General & Administrative Expenses
SG&A expenses primarily consist of third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs. Excluding the impact from changes in foreign currencies, SG&A expenses remained decreased for the three and six months ended June 30, 2023 by $11.8 million and $19.3 million, respectively, period-over-period.
Operating Income
Operating income for the three months ended June 30, 2023 compared to 2022, increased $9.1 million to $550.7 million, and operating margin increased to 15.3% from 15.2%. EBITA increased by $7.6 million to $570.0 million, and EBITA margin was unchanged at 15.8%, period-over-period. The net effect of the second quarter of 2023 repositioning costs and the gain on disposition of subsidiaries related to our research businesses in the Execution & Support discipline (see Notes 9 and 10 and to the unaudited consolidated financial statements) increased both operating income and EBITA by $6.5 million, and increased both operating margin and EBITA margin by 0.2%.
Operating income for the six months ended June 2023 compared to 2022, increased $2.6 million to $897.2 million, and operating margin decreased to 12.7% from 12.8%. EBITA increased $1.0 million to $935.8 million, and EBITA margin decreased to 13.3% from 13.4%, period-over-period. The six months year-to-date effect of the real estate and other repositioning cost and the gain on disposition of subsidiaries (see Notes 9 and 10 to the unaudited consolidated financial statements) reduced both operating income and EBITA by $112.7 million, and reduced both operating margin and EBITA margin by 1.6%. Operating income and

EBITA in the six months ended June 30, 2022 included a reduction of $113.4 million related to the war in Ukraine (see Note 11 to the unaudited consolidated financial statements), which decreased both operating margin and EBITA margin by 1.6%.
Net Interest Expense
Net interest expense in the three months ended June 30, 2023 decreased $12.7 million period-over-period to $27.4 million. Interest expense on debt in the quarter increased by $4.6 million period-over-period to $51.8 million. Interest income in the second quarter of 2023 increased $19.0 million period-over-period to $30.1 million, primarily as a result of higher interest rates on cash balances and short-term investments.
Net interest expense in the six months ended June 30, 2023 decreased $36.2 million period-over-period to $46.7 million. Interest expense on debt in the first six months increased by $7.8 million period-over-period to $102.0 million. Interest income in the first six months of 2023 increased $46.4 million period-over-period to $65.7 million, primarily as a result of higher interest rates on cash balances and short-term investments.
Income Taxes
Our effective tax rate for the three months ended June 30, 2023 increased slightly period-over-period to 27.0% from 26.5%, primarily due to a higher tax rate on the gain on disposition of subsidiaries and a lower benefit of the repositioning costs incurred in the period. Our effective tax rate for the six months ended June 30, 2023 decreased period-over-period to 26.4% from 30.6%. The six months ended June 30, 2023 includes an increase of $10.7 million in income tax expense related to a lower tax benefit in certain jurisdictions for the real estate and other repositioning costs and an increase in the U.K. statutory tax rate, partially offset by $10.0 million of previously unrecognized tax benefits. The higher effective tax rate for the six months ended June 30, 2022 was predominantly due to the non-deductibility of the $113.4 million charges recorded in the first quarter of 2022, arising from the effects of the war in Ukraine, as well as an additional increase in income tax expense of $4.8 million related to the disposition of our businesses in Russia.
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. The IRA levies a 1% excise tax on net stock repurchases after December 31, 2022. The excise tax is recorded as part of the cost of acquiring treasury stock and is not material. Additionally, the IRA imposes a 15% corporate alternative minimum tax, or CAMT, for tax years beginning after December 31, 2022. The CAMT is not expected to have a material impact on our results of operations or financial position.
Various foreign jurisdictions are in the process of enacting legislation to adopt a minimum tax described in the Global Anti-Base Erosion, GloBE or Pillar Two, model rules issued by the Organization for Economic Cooperation and Development. A minimum effective tax of 15% would apply to multinational companies with consolidated revenue above €750 million. Currently, South Korea and Japan are the only countries to have enacted legislation consistent with the GloBE rules. Other countries are expected to adopt GloBE rules in 2023 with effective dates beginning in 2024.
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
Net Income and Net Income Per Share - Omnicom Group, Inc.
Net income - Omnicom Group Inc. in the three months ended June 30, 2023 increased $17.9 million to $366.3 million from $348.4 million. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased to $1.82 in the three months ended June 30, 2023, from $1.68 in the three months ended June 30, 2022, due to the factors described above and the impact of the reduction in our weighted average common shares outstanding resulting from the repurchases of our common stock during the quarter, net of shares issued for stock option exercises and the employee stock purchase plan. For the three months ended June 30, 2023, the net impact of the real estate and other repositioning costs and gain on disposition of subsidiaries increased net income - Omnicom Group Inc. by $1.4 million and diluted net income per share - Omnicom Group Inc. by $0.01.
Net income - Omnicom Group Inc. in the six months ended June 30, 2023 increased $71.6 million to $593.8 million from $522.2 million. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased to $2.92 in the six months ended June 30, 2023, from $2.51 in the six months ended June 30, 2022, due to the factors described above and the impact of the reduction in our weighted average common shares outstanding resulting from the repurchases of our common stock during the first half of the year, net of shares issued for stock option exercises and the employee stock purchase plan. For the six months ended June 30, 2023, the net impact of the real estate repositioning costs and gain on disposition of subsidiaries reduced net income - Omnicom Group Inc. by $89.6 million and diluted net income per share - Omnicom Group Inc. by $0.44. For the six months ended June 30, 2022, the impact of the after-tax charges arising from the effects of the war in Ukraine reduced net income - Omnicom Group Inc. by $118.2 million and diluted net income per share - Omnicom Group Inc. by $0.56.
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
Reconciliation of Non-GAAP Financial Measures
The following table reconciles the U.S. GAAP financial measure of Net Income- Omnicom Group Inc. to EBITA and EBITA Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income - Omnicom Group Inc.	$366.3	$348.4	$593.8	$522.2
Net Income Attributed To Noncontrolling Interests	16.9	21.6	33.3	42.4
Net Income	383.2	370.0	627.1	564.6
Income From Equity Method Investments	1.1	1.6	1.2	1.5
Income Tax Expense	141.2	133.1	224.6	248.6
Income Before Income Taxes and Income From Equity Method Investments	523.3	501.5	850.5	811.7
Interest Expense	57.5	51.2	112.4	102.2
Interest Income	30.1	11.1	65.7	19.3
Operating Income	550.7	541.6	897.2	894.6
Add back: Amortization of intangible assets	19.3	20.8	38.6	40.2
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$570.0	$562.4	$935.8	$934.8

Revenue	$3,609.9	$3,567.2	$7,053.2	$6,977.5
EBITA	$570.0	$562.4	$935.8	$934.8
EBITA Margin %	15.8%	15.8%	13.3%	13.4%
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Primary sources of our short-term liquidity are our operating cash flow, cash and cash equivalents and short-term investments. Additional liquidity sources include our $2.5 billion multi-currency revolving credit facility, or Credit Facility, the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, and access to the capital markets. In June 2023, the Credit Facility was amended to, among other things, extend the termination date of the Credit Facility to June 2, 2028 and transition the benchmark rate for U.S. Dollar denominated loans from LIBOR to the Secured Overnight Financing Rate, or SOFR. Certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom aggregating $585.5 million. Our liquidity sources fund our non-discretionary cash requirements and our discretionary spending.
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
Cash and cash equivalents decreased $1.5 billion from December 31, 2022. During the first six months 2023, we used $784.6 million of cash in operating activities, which included the use for operating capital of $1,664.8 million, primarily related to our typical working capital requirement during the period. Discretionary spending for the first six months of 2023 was $917.8 million as compared to $1.1 billion for the prior year period. Discretionary spending for the first six months of 2023 is comprised of capital expenditures of $40.0 million, dividends paid to common shareholders of $285.1 million, dividends paid to shareholders of noncontrolling interests of $32.0 million, repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan of $505.6 million, and payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests of $55.1 million. Discretionary spending was partially offset by the proceeds from disposition of subsidiary, net of other investing activities, of $178.7 million. The impact of foreign exchange rate changes increased cash and cash equivalents by $1.3 million.
Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments and operating cash flow will be sufficient to meet our non-discretionary cash requirements for the next twelve months. Over the longer term, our Credit Facility is available to fund our working capital and contractual obligations.
Cash Management
Our regional treasury centers in North America, Europe and Asia manage our cash and liquidity. Each day, operations with excess funds invest those funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. Treasury centers with excess cash invest on a short-term basis with third parties, generally with maturities ranging from overnight to less than 90 days. Certain treasury centers have notional pooling arrangements that are used to manage their cash and set-off foreign exchange imbalances. The arrangements require each treasury center to have its own notional pool account and to maintain a notional positive account balance. Additionally, under the terms of the arrangement, set-off of foreign exchange positions are limited to the long and short positions within their own account. To the extent that our treasury centers require liquidity, they have the ability to issue up to a total of $2 billion of U.S. Dollar-denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, or borrow under the Credit Facility or the uncommitted credit lines. This process enables us to manage our debt more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate imbalances. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines. We have a policy governing counterparty credit risk with financial institutions that hold our cash and cash equivalents, and we have deposit limits for each institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of institutions that are party to the Credit Facility. These institutions generally have credit ratings equal to or better than our credit ratings. In countries where we do not conduct treasury operations, all cash and cash equivalents are held by counterparties that meet specific minimum credit standards.
At June 30, 2023, our foreign subsidiaries held approximately $1.4 billion of our total cash and cash equivalents of $2.7 billion. Substantially all of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
At June 30, 2023, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments, increased $1.6 billion to $2.8 billion from December 31, 2022. The increase in net debt primarily resulted from the use of cash of $784.6 million for operating activities, which included the use for operating capital of $1,664.8 million, primarily related to our typical working capital requirement during the period, discretionary spending of $917.8 million, as discussed above, and the net effect of foreign exchange rate changes on cash and cash equivalents and our foreign currency denominated debt of $33.4 million, and was partially offset by the proceeds from disposition of subsidiary in the second quarter of 2023, net of other investing activities of $178.7 million.
Components of net debt:

	June 30, 2023	December 31, 2022	June 30, 2022
Short-term debt	$20.5	$16.9	$12.3
Long-term debt	5,613.7	5,577.2	5,548.5
Total debt	5,634.2	5,594.1	5,560.8
Less:
Cash and cash equivalents	2,734.1	4,281.8	3,205.1
Short-term investments	75.9	60.7	119.9
Net debt	$2,824.2	$1,251.6	$2,235.8
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
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At June 30, 2023, we were in compliance with this covenant as our Leverage Ratio was 2.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At June 30, 2023, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. The long-term debt indentures and the Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
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
We have the ability to fund our day-to-day liquidity, including working capital, by issuing commercial paper or borrowing under the Credit Facility. Beginning in 2022 through the first quarter of 2023, we did not issue commercial paper, or borrow under the Credit Facility. In the second quarter of 2023, we issued commercial paper. The maximum amount of commercial paper outstanding was $200 million, the average amount outstanding was $18.8 million, the average days outstanding was 1.7 days, and the weighted average interest rate was 5.22%. At June 30, 2023, there were no outstanding borrowings under the Credit Facility, and no outstanding commercial paper.
We can issue commercial paper to fund our day-to-day liquidity when needed. However, disruptions in the credit markets may lead to periods of illiquidity in the commercial paper market and higher credit spreads. To mitigate any disruption in the credit markets and to fund our liquidity, we may borrow under the Credit Facility or the uncommitted credit lines or access the capital markets if favorable conditions exist. We will continue to monitor closely our liquidity and conditions in the credit markets. We cannot predict with any certainty the impact on us of any disruptions in the credit markets. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements. Such additional financing may not be available on favorable terms, or at all.
Credit Risk
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy, and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented

2.8% of revenue for the twelve months ended June 30, 2023. However, during periods of economic downturn, the credit profiles of our clients could change.
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
To better align with our internal financial processes, in 2023, the date of our annual impairment test was changed from June 30 to May 1. We will continue to evaluate goodwill for impairment at least annually at May 1 each year and whenever events or circumstances indicate the carrying value may not be recoverable. Under FASB ASC Topic 350, Intangibles - Goodwill and Other, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value (Step 0) or proceeding directly to the quantitative goodwill impairment test. While there were no trigger events that required us to perform a quantitative test, we performed the annual quantitative impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. We identified our regional reporting units as components of our operating segments, which are our six global agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our key client matrix organization structure for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and in FASB ASC Topic 350. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, and the employees share similar skill sets. The main economic components of each agency are employee compensation and related costs and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our virtual client network strategy.

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
The long-term growth rate and WACC assumptions used in our evaluations:

	May 1, 2023	June 30, 2022
Long-Term Growth Rate	3.5%	3.5%
WACC	11% - 11.4%	11.1% - 12%
Long-term growth rate represents our estimate of the long-term growth rate for our industry and the geographic markets we operate in. For the past ten years, the average historical revenue growth rate of our reporting units and the Average Nominal GDP, or NGDP, growth of the countries comprising the major markets that account for substantially all of our revenue was approximately 3.5% and 4.4%, respectively. We considered this history when determining the long-term growth rates used in our annual impairment test at May 1, 2023, and included in the 10-year history is the full year 2020 that reflected the negative impact of the COVID-19 pandemic on the global economy and our revenue. We believe marketing expenditures over the long term have a high correlation to NGDP. Based on our past performance, we also believe that our growth rate can exceed NGDP growth in the short-term, notwithstanding the current inflationary environment, in the markets we operate in, which are similar across our reporting units. Accordingly, for our annual test as of May 1, 2023, we used an estimated long-term growth rate of 3.5%.
When performing the annual impairment test as of May 1, 2023 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions in 2023. In the first half of 2023, our organic revenue increase was 4.3%, which excluded our net disposition activity and the impact from changes in foreign exchange rates.
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
Our six reporting units vary in size with respect to revenue and the amount of debt allocated to them. These differences drive variations in fair value among our reporting units. In addition, these differences as well as differences in book value, including goodwill, cause variations in the amount by which fair value exceeds book value among the reporting units. The goodwill balances and debt vary by reporting unit primarily because our three legacy agency networks were acquired at the formation of Omnicom and were accounted for as a pooling of interests that did not result in any additional debt or goodwill being recorded. The remaining three agency networks were built through a combination of internal growth and acquisitions that were accounted for using the acquisition method and as a result, they have a relatively higher amount of goodwill and debt. Finally, the allocation of goodwill when components are transferred between reporting units is based on relative fair value at the time of transfer.
Goodwill Impairment Review - Conclusion
Based on the results of our impairment test, we concluded that our goodwill at May 1, 2023 was not impaired, because the fair value of each of our reporting units was in excess of its respective net book value. For our reporting units with negative book value, we concluded that the fair value of their total assets was in excess of book value. The minimum decline in fair value that one of our reporting units would need to experience in order to fail the goodwill impairment test was approximately 53%. Notwithstanding our belief that the assumptions we used for WACC and long-term growth rate in our impairment testing were reasonable, we performed a sensitivity analysis for each reporting unit. The results of this sensitivity analysis on our impairment test as of May 1, 2023 revealed that if the WACC increased by 1% and/or the long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be in excess of its respective net book value and would pass the impairment test.
We will continue to perform our impairment test at May 1 each year unless events or circumstances trigger the need for an interim impairment test. The estimates used in our goodwill impairment test do not constitute forecasts or projections of future results of operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units as of the valuation date. We believe that our estimates and assumptions are reasonable, but they are subject to change from period to period. Actual results of operations and other factors will likely differ from the estimates used in our discounted cash flow valuation, and it is possible that differences could be significant. A change in the estimates we use could result in a decline in the estimated fair value of one or more of our reporting units from the amounts derived as of our latest valuation and could cause us to fail our goodwill impairment test if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in a non-cash impairment charge and may have an adverse effect on our results of operations and financial condition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We manage our exposure to foreign exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We use net investment hedges to manage the volatility of foreign exchange rates on the investment in our foreign subsidiaries. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the credit risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors. Our 2022 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2022 10-K. Note 14 to the unaudited consolidated financial statements provides a discussion of our foreign currency derivatives and cross currency swaps as of June 30, 2023.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2023, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of June 30, 2023. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our 2022 10-K, except as described below.
We are subject to risks related to our use of generative AI, a new and emerging technology, which is in the early stages of commercial use.
In the second quarter of 2023, we entered into strategic partnerships with leading AI technology companies, enabling enhanced product and service capabilities in generative AI. This technology, which is a new and emerging technology in early stages of commercial use, presents a number of risks inherent in its use, including ethical considerations, public perception, intellectual property protection, regulatory compliance, privacy concerns and data security, all of which could have a material adverse effect on our business, results of operations and financial position. As a result, we cannot predict future developments in AI and related impacts to our business and our industry. If we are unable to successfully adapt to new developments related to, and risks and challenges associated with AI, our business, results of operations and financial position could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2023	236,425	$93.16	—	—
May 1 - May 31, 2023	1,254,175	91.42	—	—
June 1 - June 30, 2023	1,068,982	93.57	—	—
	2,559,582	$92.48	—	—
During the three months ended June 30, 2023, we purchased 2,456,257 shares of our common stock in the open market for general corporate purposes, and we withheld 103,325 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise dates. There were no unregistered sales of equity securities during the three months ended June 30, 2023.
Item 5. Other Information
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.
Item 6. Exhibits

10.1
Third Amended and Restated Five Year Credit Agreement, dated as of June 2, 2023, by and among Omnicom Capital Inc., a Connecticut corporation, Omnicom Finance Limited, a private limited company organized under the laws of England and Wales, Omnicom Group Inc., a New York corporation, any other subsidiary of Omnicom Group Inc. designated for borrowing privileges, the banks, financial institutions and other institutional lenders and initial issuing banks listed on the signature pages thereof, Citibank, N.A., JPMorgan Chase Bank, N.A., and Wells Fargo Securities, LLC, as lead arrangers and book managers, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents, Bank of America, N.A., BNP Paribas, Barclays Bank PLC, Deutsche Bank Securities Inc. and HSBC Bank USA, National Association, as documentation agents, and Citibank, N.A., as administrative agent for the lenders (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) dated June 5, 2023 and incorporated herein by reference).

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

OMNICOM GROUP INC.
Date:	July 19, 2023	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)