Form 10-Q
period 2023-09-30
OMNICOM GROUP INC.
filed 2023-10-18
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 11, 2023, there were 197,934,170 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$2,769.6	$4,281.8
Short-term investments	—	60.7
Accounts receivable, net of allowance for doubtful accounts of $29.7 and $24.7	7,285.8	8,097.1
Work in process	1,617.5	1,254.6
Other current assets	891.8	918.8
Total Current Assets	12,564.7	14,613.0
Property and Equipment at cost, less accumulated depreciation of $1,129.1 and $1,167.5	861.9	900.1
Operating Lease Right-Of-Use Assets	1,041.7	1,165.0
Equity Method Investments	65.4	66.2
Goodwill	9,889.4	9,734.3
Intangible Assets, net of accumulated amortization of $831.2 and $819.9	384.9	313.4
Other Assets	202.8	210.5
TOTAL ASSETS	$25,010.8	$27,002.5

LIABILITIES AND EQUITY:
Current Liabilities:
Accounts payable	$9,601.1	$11,000.2
Customer advances	1,192.9	1,492.3
Short-term debt	14.5	16.9
Taxes payable	224.7	300.0
Other current liabilities	1,985.8	2,243.4
Total Current Liabilities	13,019.0	15,052.8
Long-Term Liabilities	906.8	837.5
Long-Term Liability - Operating Leases	828.0	900.0
Long-Term Debt	5,572.1	5,577.2
Deferred Tax Liabilities	530.9	475.7
Commitments and Contingent Liabilities (Note 13)
Temporary Equity - Redeemable Noncontrolling Interests	372.4	382.9
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	512.7	571.1
Retained earnings	10,284.6	9,739.3
Accumulated other comprehensive income (loss)	(1,458.5)	(1,437.9)
Treasury stock, at cost	(6,154.6)	(5,665.0)
Total Shareholders’ Equity	3,228.8	3,252.1
Noncontrolling interests	552.8	524.3
Total Equity	3,781.6	3,776.4
TOTAL LIABILITIES AND EQUITY	$25,010.8	$27,002.5

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE	$3,578.1	$3,443.4	$10,631.3	$10,420.9
OPERATING EXPENSES:
Salary and service costs	2,586.5	2,476.1	7,747.2	7,533.9
Occupancy and other costs	288.6	281.0	877.9	874.2
Real estate and other repositioning costs	—	—	191.5	—
Charges arising from the effects of the war in Ukraine	—	—	—	113.4
Gain on disposition of subsidiary	—	—	(78.8)	—
Cost of services	2,875.1	2,757.1	8,737.8	8,521.5
Selling, general and administrative expenses	89.8	86.4	278.1	294.0
Depreciation and amortization	52.4	53.9	157.4	164.8
Total Operating Expenses	3,017.3	2,897.4	9,173.3	8,980.3
OPERATING INCOME	560.8	546.0	1,458.0	1,440.6
Interest Expense	53.5	52.0	165.9	154.2
Interest Income	15.2	22.9	80.9	42.2
INCOME BEFORE INCOME TAXES AND INCOME FROM EQUITY METHOD INVESTMENTS	522.5	516.9	1,373.0	1,328.6
Income Tax Expense	136.1	134.7	360.7	383.3
Income From Equity Method Investments	1.9	1.1	3.1	2.6
NET INCOME	388.3	383.3	1,015.4	947.9
Net Income Attributed To Noncontrolling Interests	16.4	18.8	49.7	61.2
NET INCOME - OMNICOM GROUP INC.	$371.9	$364.5	$965.7	$886.7
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.88	$1.78	$4.84	$4.30
Diluted	$1.86	$1.77	$4.78	$4.27

Weighted Average Shares:
Basic	198.1	205.0	199.7	206.2
Diluted	199.9	206.3	202.0	207.6

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME	$388.3	$383.3	$1,015.4	$947.9
OTHER COMPREHENSIVE INCOME (LOSS):
Cash flow hedge:
Amortization of loss included in interest expense	1.4	1.4	4.2	4.2
Income tax effect	(0.4)	(0.4)	(1.2)	(1.2)
Cash flow hedge, net of tax	1.0	1.0	3.0	3.0
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost	1.0	1.0	3.1	3.1
Amortization of actuarial losses	0.2	1.8	0.6	4.8
Income tax effect	(0.9)	(1.0)	(1.7)	(3.4)
Defined benefit pension plans and postemployment arrangements, net of tax	0.3	1.8	2.0	4.5
Foreign currency translation adjustment	(110.4)	(261.2)	(34.2)	(520.3)

Other Comprehensive Income (Loss)	(109.1)	(258.4)	(29.2)	(512.8)

TOTAL COMPREHENSIVE INCOME	279.2	124.9	986.2	435.1
Comprehensive Income Attributed To Noncontrolling Interests	11.6	6.0	41.1	30.6
COMPREHENSIVE INCOME - OMNICOM GROUP INC.	$267.6	$118.9	$945.1	$404.5

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
COMMON STOCK:
Common Stock, shares issued	297.2	297.2	297.2	297.2
Common Stock, par value	$44.6	$44.6	$44.6	$44.6
ADDITIONAL PAID-IN CAPITAL:
Beginning Balance	585.8	567.0	571.1	622.0
Net change in noncontrolling interests	(10.2)	2.6	(90.1)	(7.7)
Change in temporary equity	(43.9)	3.8	10.2	(70.0)
Share-based compensation	22.5	21.2	63.6	61.3
Stock issued, share-based compensation	(41.5)	(42.5)	(42.1)	(53.5)
Ending Balance	512.7	552.1	512.7	552.1
RETAINED EARNINGS:
Beginning Balance	10,051.4	9,230.7	9,739.3	8,998.8
Net income	371.9	364.5	965.7	886.7
Common stock dividends declared	(138.7)	(143.2)	(420.4)	(433.5)
Ending Balance	10,284.6	9,452.0	10,284.6	9,452.0
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Beginning Balance	(1,354.2)	(1,488.7)	(1,437.9)	(1,252.3)
Other comprehensive income (loss)	(104.3)	(245.8)	(20.6)	(482.2)
Ending Balance	(1,458.5)	(1,734.5)	(1,458.5)	(1,734.5)
TREASURY STOCK:
Beginning Balance	(6,174.1)	(5,520.4)	(5,665.0)	(5,142.9)
Stock issued, share-based compensation	44.8	47.6	79.3	77.6
Common stock repurchased	(25.3)	(94.7)	(568.9)	(502.2)
Ending Balance	(6,154.6)	(5,567.5)	(6,154.6)	(5,567.5)
SHAREHOLDERS' EQUITY	3,228.8	2,746.7	3,228.8	2,746.7
NONCONTROLLING INTERESTS:
Beginning Balance	505.9	522.6	524.3	503.5
Net income	16.4	18.8	49.7	61.2
Other comprehensive income (loss)	(4.8)	(12.8)	(8.6)	(30.8)
Dividends to noncontrolling interests	(15.0)	(25.2)	(47.0)	(62.9)
Net change in noncontrolling interests	(43.0)	(2.9)	(58.9)	(18.3)
Increase in noncontrolling interests from business combinations	93.3	0.8	93.3	48.6
Ending Balance	552.8	501.3	552.8	501.3

TOTAL EQUITY	$3,781.6	$3,248.0	$3,781.6	$3,248.0

Dividends Declared Per Common Share	$0.70	$0.70	$2.10	$2.10

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,015.4	$947.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	98.5	104.5
Amortization of intangible assets	58.9	60.3
Amortization of net deferred loss on interest rate swaps	4.2	4.1
Share-based compensation	63.6	61.3
Real estate and other repositioning costs	191.5	—
Gain on disposition of subsidiary	(78.8)	—
Non-cash charges related to the effects of the war in Ukraine	—	65.8
Other, net	(5.2)	(11.4)
Use of operating capital	(1,727.2)	(1,483.1)
Net Cash Used In Operating Activities	(379.1)	(250.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(64.2)	(65.6)
Acquisition of businesses and interests in affiliates, net of cash acquired	(80.6)	(276.9)
Maturity (purchase) of short-term investments	60.8	(100.0)
Proceeds from disposition of subsidiary and other	192.6	35.6
Net Cash Provided By (Used In) Investing Activities	108.6	(406.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in short-term debt	(4.6)	1.2
Dividends paid to common shareholders	(424.0)	(437.7)
Repurchases of common stock	(564.3)	(502.2)
Proceeds from stock plans	34.5	16.3
Acquisition of additional noncontrolling interests	(87.0)	(20.8)
Dividends paid to noncontrolling interest shareholders	(47.0)	(62.9)
Payment of contingent purchase price obligations	(34.8)	(32.5)
Other, net	(46.5)	(51.0)
Net Cash Used In Financing Activities	(1,173.7)	(1,089.6)
Effect of foreign exchange rate changes on cash and cash equivalents	(68.0)	(371.2)

Net Decrease in Cash and Cash Equivalents	(1,512.2)	(2,118.3)
Cash and Cash Equivalents at the Beginning of Period	4,281.8	5,316.8
Cash and Cash Equivalents at the End of Period	$2,769.6	$3,198.5

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
Risks and Uncertainties
Current global economic challenges, including the impact of the ongoing war in Ukraine, high and persistent inflation, rising interest rates, supply chain disruptions, credit market deterioration, and other macroeconomic factors, could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and discipline. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
2. Revenue
Nature of our services
We provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. Our networks, practice areas and agencies provide a comprehensive range of services in the following fundamental disciplines: Advertising & Media, Precision Marketing, Commerce & Branding, Experiential, Execution & Support, Public Relations and Healthcare. Advertising & Media includes creative services across digital and traditional media, strategic media planning and buying, performance media and data analytics services. Precision Marketing includes digital and direct marketing, digital transformation consulting and data and analytics. Commerce & Branding services include brand and product consulting, strategy and research, retail and ecommerce. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, digital and physical merchandising, point-of-sale and product placement, as well as other specialized marketing and custom communications services. Public Relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. At the core of all our services is the ability to create or develop a client’s marketing or corporate communications message into content that can be delivered to a target audience across different communications mediums.
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.
Revenue by discipline:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Advertising & Media	$1,909.2	$1,764.9	$5,597.2	$5,369.5
Precision Marketing	383.7	363.3	1,112.7	1,066.4
Commerce & Branding	211.6	211.9	631.7	630.3
Experiential	133.3	120.6	445.5	412.3
Execution & Support	206.1	262.0	673.2	811.2
Public Relations	392.4	393.0	1,161.5	1,149.4
Healthcare	341.8	327.7	1,009.5	981.8
Revenue	$3,578.1	$3,443.4	$10,631.3	$10,420.9

Effective January 1, 2023, we realigned the classification of certain services primarily within our Commerce & Branding, Execution & Support, and Experiential disciplines and prior year amounts have been reclassified.
Revenue by geographic market:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Americas:
North America	$1,983.2	$1,969.0	$5,888.8	$5,777.5
Latin America	99.4	77.3	258.0	224.9
EMEA:
Europe	1,016.8	908.2	3,014.3	2,925.1
Middle East and Africa	51.6	62.0	199.1	208.8
Asia-Pacific	427.1	426.9	1,271.1	1,284.6
Revenue	$3,578.1	$3,443.4	$10,631.3	$10,420.9
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended September 30, 2023, and 2022 was $1,868.8 million and $1,847.8 million, respectively, and revenue in the United States for nine months ended September 30, 2023, and 2022 was $5,531.6 million and $5,415.2 million, respectively.
Contract assets and contract liabilities

	September 30, 2023	December 31, 2022	September 30, 2022
Contract assets:
Media and production costs	$761.5	$725.1	$678.4
Contract assets and unbilled fees and costs	856.0	529.5	684.2
Work in process	$1,617.5	$1,254.6	$1,362.6
Contract liabilities:
Customer advances	$1,192.9	$1,492.3	$1,358.8
Work in process represents accrued costs incurred on behalf of customers, including media and production costs, and fees and other third-party costs that have not yet been billed. Media and production costs are billed during the production process in accordance with the terms of the client contract. Contract assets primarily include incentive fees, which are not material and will be billed to clients in accordance with the terms of the client contract. Substantially all unbilled fees and costs will be billed within the next 30 days. There were no impairment losses to the contract assets recorded in the nine months ended September 30, 2023 and 2022. Contract liabilities primarily represent advance billings to customers in accordance with the terms of the client contracts, principally for the reimbursement of third-party costs that are generally incurred in the near term.
3. Net Income per Share
The computations of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income - Omnicom Group Inc.	$371.9	$364.5	$965.7	$886.7
Weighted Average Shares:
Basic	198.1	205.0	199.7	206.2
Dilutive stock options and restricted shares	1.8	1.3	2.3	1.4
Diluted	199.9	206.3	202.0	207.6

Anti-dilutive stock options and restricted shares	—	5.1	—	4.3
Net Income per Share - Omnicom Group Inc.:
Basic	$1.88	$1.78	$4.84	$4.30
Diluted	$1.86	$1.77	$4.78	$4.27

4. Goodwill and Intangible Assets
Change in goodwill:

	Nine Months Ended September 30,
	2023	2022
January 1	$9,734.3	$9,738.6
Acquisitions	30.6	212.8
Noncontrolling interests in acquired businesses	90.7	48.5
Contingent purchase price obligations of acquired businesses	170.1	8.7
Dispositions	(119.0)	(19.6)
Foreign currency translation	(17.3)	(489.3)
September 30	$9,889.4	$9,499.7
There were no goodwill impairment losses recorded in the nine months ended September 30, 2023 and 2022, and there are no accumulated goodwill impairment losses.
Intangible assets:

	September 30, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased and internally developed software	$363.2	$(299.6)	$63.6	$374.8	$(309.1)	$65.7
Customer related and other	852.9	(531.6)	321.3	758.5	(510.8)	247.7
Total Intangible Assets	$1,216.1	$(831.2)	$384.9	$1,133.3	$(819.9)	$313.4
We completed our annual goodwill impairment test as of May 1, 2023. The market assumptions used in our assessment reflected the current economic environment (see Note 1- Risks and Uncertainties). Based on the results of our impairment test, we concluded that as of May 1, 2023 our goodwill was not impaired. In 2023, to better align with our internal financial processes, the date of our annual impairment test was changed from June 30 to May 1.
5. Debt
Credit Facilities
In June 2023, we amended our existing $2.5 billion unsecured multi-currency revolving credit facility, or Credit Facility, to, among other things, extend the termination date of the Credit Facility to June 2, 2028 and transition the benchmark rate for U.S. Dollar denominated loans from LIBOR to the Secured Overnight Financing Rate, or SOFR. We have the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program. In the third quarter of 2023, we issued commercial paper with a maximum amount outstanding of $60 million. At September 30, 2023, there were no outstanding borrowings under the Credit Facility, and no outstanding commercial paper issuances. In addition, certain of our international subsidiaries have uncommitted credit lines aggregating $576.0 million, that are guaranteed by Omnicom. All these credit facilities provide additional liquidity sources for operating capital and general corporate purposes.
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At September 30, 2023, we were in compliance with this covenant as our Leverage Ratio was 2.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt of $14.5 million and $16.9 million at September 30, 2023 and December 31, 2022, respectively,     represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.

Long-Term Debt
Long-term debt:

	September 30, 2023	December 31, 2022
3.65% Senior Notes due 2024	$750.0	$750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
€500 million 0.80% Senior Notes due 2027	528.3	534.9
2.45% Senior Notes due 2030	600.0	600.0
4.20% Senior Notes due 2030	600.0	600.0
€500 million 1.40% Senior Notes due 2031	528.3	534.9
2.60% Senior Notes due 2031	800.0	800.0
£325 million 2.25% Senior Notes due 2033	396.6	392.0
Long-Term Debt, Gross	5,603.2	5,611.8
Unamortized discount	(8.0)	(9.0)
Unamortized debt issuance costs	(23.1)	(26.2)
Unamortized deferred gain (loss) from settlement of interest rate swaps, net	—	0.6
Long-Term Debt	$5,572.1	$5,577.2
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
6. Segment Reporting
Our branded agency networks operate in the advertising, marketing and corporate communications services industry, and are organized into agency networks, virtual client networks, regional reporting units and operating groups or practice areas. Our networks, virtual client networks and agencies increasingly share clients and provide clients with integrated services. The main economic components of each agency are employee compensation and related costs, direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs and other overhead expenses. Therefore, given these similarities, we aggregate our six operating segments, which are our agency networks, into one reporting segment.

The agency networks' regional reporting units comprise three regions: the Americas, EMEA and Asia-Pacific. The regional reporting units monitor the performance of and are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and, in many cases, the same clients, and have similar economic characteristics.
Revenue and long-lived assets and goodwill by geographic region:

	Americas	EMEA	Asia-Pacific
September 30, 2023
Revenue - Three months ended	$2,082.6	$1,068.4	$427.1
Revenue - Nine months ended	$6,146.8	$3,213.4	$1,271.1
Long-lived assets and goodwill	$7,742.2	$3,355.4	$695.4
September 30, 2022
Revenue - Three months ended	$2,046.3	$970.2	$426.9
Revenue - Nine months ended	$6,002.4	$3,133.9	$1,284.6
Long-lived assets and goodwill	$7,753.2	$3,039.2	$724.2
7. Income Taxes
Our effective tax rate for the nine months ended September 30, 2023 decreased period-over-period to 26.3% from 28.8%. The nine months ended September 30, 2023 includes an increase of $10.7 million in income tax expense related to a lower tax benefit in certain jurisdictions for the real estate and other repositioning costs and an increase in the U.K. statutory tax rate, partially offset by $10.0 million of previously unrecognized tax benefits. The higher effective tax rate for the nine months ended September 30, 2022 was predominantly due to the non-deductibility of the $113.4 million of charges recorded in the first quarter of 2022, arising from the effects of the war in Ukraine, as well as an additional increase in income tax expense of $4.8 million related to the disposition of our businesses in Russia.
The Inflation Reduction Act of 2022, or IRA, levies a 1% excise tax on net stock repurchases after December 31, 2022. The excise tax is recorded as part of the cost of acquiring treasury stock and is not material. Additionally, the IRA imposes a 15% corporate alternative minimum tax, or CAMT, for tax years beginning after December 31, 2022. The CAMT is not expected to have a material impact on our results of operations or financial position.
Various foreign jurisdictions are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion, GloBE or Pillar Two, model rules issued by the Organization for Economic Co-operation and Development. A minimum effective tax rate of 15% would apply to multinational companies with consolidated revenue above €750 million. Currently, Japan, South Korea and the United Kingdom have enacted legislation effective beginning in 2024 that is consistent with the GloBE rules. Other countries are expected to adopt GloBE rules within the next year.
Under the GloBE rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate is less than 15%, a top-up tax generally will be due to bring the jurisdictional effective tax rate up to 15%.
At September 30, 2023, our unrecognized tax benefits were $159.8 million. Of this amount, approximately $154.1 million would affect our effective tax rate upon resolution of the uncertain tax positions.
8. Pension and Other Postemployment Benefits
Net periodic benefit expense:

	Defined Benefit Pension Plans		Postemployment Arrangements
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$2.5	$2.3	$2.6	$3.3
Interest cost	7.8	2.8	4.3	2.0
Expected return on plan assets	(0.7)	(0.7)	—	—
Amortization of prior service cost	0.2	0.3	2.9	2.8
Amortization of actuarial losses	0.6	2.9	—	1.9
Total net periodic benefit expense	$10.4	$7.6	$9.8	$10.0
We contributed $0.3 million and $0.4 million to our defined benefit pension plans in both the nine months ended September 30, 2023 and 2022, respectively.

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
As a result, for the nine months ended September 30, 2023, operating expenses included $191.5 million ($145.5 million after tax), primarily related to non-cash impairment charges for the operating lease right-of-use, or ROU, assets, severance charges, and other exit costs. There were no real estate and other repositioning charges during the three months ended September 30, 2023. All severance and other costs will be paid in less than one year. Substantially all of the operating lease payments related to the ROU assets will be paid out over three years.
10. Disposition of Subsidiaries
In April 2023, we disposed of certain research businesses included in our Execution & Support discipline. As a result, we recorded a pretax gain of $78.8 million. The disposition will not have a material impact on our ongoing results of operations or financial position.
11. Charges Arising from the Effects of the War in Ukraine
In 2022, we disposed of our businesses in Russia. In the first quarter of 2022, we recorded pretax charges of $113.4 million, which included cash charges of $47.6 million and primarily consisted of the loss on the disposition of our net investment in our Russian businesses and included charges related to the suspension of operations in Ukraine. All of the charges related to the disposition of our businesses in Russia had been paid as of December 31, 2022, and substantially all of our commitments related to the suspension of operations in Ukraine have been paid.
12. Supplemental Cash Flow Data
Change in operating capital:

	Nine Months Ended September 30,
	2023	2022
(Increase) decrease in accounts receivable	$713.1	$1,235.4
(Increase) decrease in work in process and other current assets	(369.6)	(319.2)
Increase (decrease) in accounts payable	(1,276.4)	(2,048.4)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(889.1)	(335.4)
Change in other assets and liabilities, net	94.8	(15.5)
Increase (decrease) in operating capital	$(1,727.2)	$(1,483.1)

Income taxes paid	$345.7	$341.4
Interest paid	$103.1	$103.5
Non-cash increase in lease liabilities:

Operating leases	$125.5	$217.4
Finance leases	$35.9	$55.9
13. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

14. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes:

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Nine Months Ended September 30, 2023
January 1	$(12.1)	$(41.3)	$(1,384.5)	$(1,437.9)
Other comprehensive income (loss) before reclassifications	—	—	(25.6)	(25.6)
Reclassification from accumulated other comprehensive income (loss)	3.0	2.0	—	5.0
September 30	$(9.1)	$(39.3)	$(1,410.1)	$(1,458.5)

	Nine Months Ended September 30, 2022
January 1	$(16.1)	$(90.4)	$(1,145.8)	$(1,252.3)
Other comprehensive income (loss) before reclassifications	—	—	(489.7)	(489.7)
Reclassification from accumulated other comprehensive income (loss)	3.0	4.5	—	7.5
September 30	$(13.1)	$(85.9)	$(1,635.5)	$(1,734.5)
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
•Level 3: Unobservable inputs for the asset or liability.
Financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,769.6			$2,769.6	$4,281.8			$4,281.8
Short-term investments		$—		—		$60.7		60.7
Marketable equity securities	0.8			0.8	0.9			0.9
Liabilities:
Foreign currency derivatives		$—		$—		$0.1		$0.1
Cross currency swaps - net investment hedge		0.6		0.6		16.5		16.5
Contingent purchase price obligations			$292.2	292.2			$115.0	115.0
Change in the Level 3 fair value measurement of contingent purchase price obligations:

	Nine Months Ended September 30,
	2023	2022
January 1	$115.0	$167.1
Acquisitions	230.0	10.7
Revaluation and interest	(18.2)	—
Payments	(34.8)	(32.7)
Foreign currency translation	0.2	(8.0)
September 30	$292.2	$137.1

Carrying amount and fair value of our financial assets and liabilities:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$2,769.6	$2,769.6	$4,281.8	$4,281.8
Short-term investments	—	—	60.7	60.7
Marketable equity securities	0.8	0.8	0.9	0.9
Non-marketable equity securities	6.7	6.7	5.6	5.6
Liabilities:
Short-term debt	$14.5	$14.5	$16.9	$16.9
Foreign currency derivatives	—	—	0.1	0.1
Cross currency swaps - net investment hedge	0.6	0.6	16.5	16.5
Contingent purchase price obligations	292.2	292.2	115.0	115.0
Long-term debt	5,572.1	4,897.2	5,577.2	4,993.4
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
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial position, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include:
•adverse economic conditions, including those caused by the ongoing war in Ukraine, the lingering effects of COVID-19, high and persistent inflation in countries that comprise our major markets, rising interest rates, and supply chain issues affecting the distribution of our clients’ products;
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
Financial Performance
Revenue for the three months ended September 30, 2023, increased $134.7 million, or 3.9%, to $3,578.1 million, compared to $3,443.4 million in the prior year quarter. Organic revenue growth (defined below) was $113.1 million, or 3.3%, primarily reflecting increased client spending in most of our disciplines and geographic markets compared to the prior year period. Changes in foreign exchange rates period-over-period increased revenue $59.1 million, or 1.7%, primarily due to the strengthening of the Euro and British Pound against the U.S. Dollar. Acquisition revenue, net of disposition revenue, reduced revenue $37.5 million, or 1.1%. The reduction from acquisition revenue, net of disposition revenue, primarily reflects dispositions in the Execution & Support discipline in the first and second quarters of 2023, partially offset by acquisitions in the third quarter of 2023 in the Advertising & Media and the Public Relations disciplines.
Revenue for the nine months ended September 30, 2023, increased $210.4 million, or 2.0%, to $10,631.3 million, compared to $10,420.9 million in the prior year period. Organic revenue growth was $413.2 million, or 4.0%, primarily reflecting increased client spending in most of our disciplines and across all of our major geographic markets compared to the prior year period. Changes in foreign exchange rates reduced revenue $75.3 million, or 0.7%, primarily due to the weakening of the Australian Dollar, Canadian Dollar, British Pound, Renminbi, and Japanese Yen against the U.S. Dollar, partially offset by the strengthening of the Euro against the U.S. Dollar, compared to the prior nine-month period. Acquisition revenue, net of disposition revenue, reduced revenue $127.5 million, or 1.2%, compared to the prior nine-month period. The reduction from acquisition revenue, net of disposition revenue, primarily reflects dispositions in the Execution & Support discipline in the first and second quarters of 2023 and the disposition of our businesses in Russia in the first quarter of 2022, partially offset by acquisitions in the Precision Marketing discipline in the first quarter of 2022 and our acquisition activity in the current quarterly period.
The change in revenue period-over-period for the three months ended September 30, 2023, was: Advertising & Media increased $144.3 million, Precision Marketing increased $20.4 million, Commerce & Branding decreased $0.3 million, Experiential increased $12.7 million, Execution & Support decreased $55.9 million, Public Relations decreased $0.6 million, and Healthcare increased $14.1 million.
The change in revenue period-over-period for the nine months ended September 30, 2023, was: Advertising & Media increased $227.7 million, Precision Marketing increased $46.3 million, Commerce & Branding increased $1.4 million, Experiential increased $33.2 million, Execution & Support decreased $138.0 million, Public Relations increased $12.1 million, and Healthcare increased $27.7 million.
The change in revenue period-over-period across our geographic markets for the three months ended September 30, 2023, was: North America increased $14.2 million, or 0.7%, Latin America increased $22.1 million, or 28.6%, Europe increased $108.6 million, or 12.0%, the Middle East and Africa decreased $10.4 million, or 16.8%, and Asia-Pacific remained flat.
The change in revenue period-over-period across our geographic markets for the nine months ended September 30, 2023, was: North America increased $111.3 million, or 1.9%, Latin America increased $33.1 million, or 14.7%, Europe increased $89.2 million, or 3.0%, the Middle East and Africa decreased $9.7 million, or 4.6%, and Asia-Pacific decreased $13.5 million, or 1.1%.
A summary of our consolidated results of operations period-over-period is:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue	$3,578.1	$3,443.4	$134.7	3.9%	$10,631.3	$10,420.9	$210.4	2.0%
Operating Income[2,3]	$560.8	$546.0	$14.8	2.7%	$1,458.0	$1,440.6	$17.4	1.2%
Operating Margin[2,3]	15.7%	15.9%		(0.2)%	13.7%	13.8%		(0.1)%
Interest expense, net	$38.3	$29.1	$9.2	31.6%	$85.0	$112.0	$(27.0)	(24.1)%
Net Income - Omnicom Group Inc.[2,3]	$371.9	$364.5	$7.4	2.0%	$965.7	$886.7	$79.0	8.9%
Net Income per Share - Omnicom Group Inc.: Diluted[2,3]	$1.86	$1.77	$0.09	5.1%	$4.78	$4.27	$0.51	11.9%
EBITA[1,2,3]	$581.1	$566.1	$15.0	2.6%	$1,516.9	$1,500.9	$16.0	1.1%
EBITA Margin[1,2,3]	16.2%	16.4%		(0.2)%	14.3%	14.4%		(0.1)%
1) Reconciliation of Non-GAAP Financial Measures on page 25.
2) For the nine months ended September 30, 2023, operating expenses included real estate operating lease impairment charges, severance, and other exit costs related to repositioning actions we took in the first and second quarters of 2023 to reduce our real estate requirements, rebalance our workforce, and consolidate operations in certain markets. In addition, in the second quarter of 2023, we recorded a gain on disposition of certain of our research businesses in the Execution & Support discipline. There was no impact to Operating Income for the three months ended September 30, 2023 from this disposition. The net aggregate impact to Operating Income for the nine months ended September 30, 2023 was a reduction of $112.7 million ($89.6 million after tax). The net aggregate effect of these items in the nine months ended September 30, 2023 to diluted net income per share - Omnicom Group Inc. was a decrease of $0.44 (see Notes 9 and 10 to the unaudited consolidated financial statements).
3) For the nine months ended September 30, 2022, operating expenses included $113.4 million of charges recorded in the first quarter of 2022 as well as an additional net income tax charge of $4.8 million related to the disposition of our businesses in Russia, which reduced net income -

Omnicom Group Inc. by $118.2 million and diluted net income per share - Omnicom Group Inc. by $0.57 (see Note 11 to the unaudited consolidated financial statements).
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
On a global, pan-regional, and local basis, our networks, practice areas, and agencies provide a comprehensive range of services in the following fundamental disciplines: Advertising & Media, Precision Marketing, Commerce & Branding, Experiential, Execution & Support, Public Relations, and Healthcare. Advertising & Media includes creative services across digital and traditional media, strategic media planning and buying, performance media, and data analytics services. Precision Marketing includes digital and direct marketing, digital transformation consulting and data and analytics. Commerce & Branding services include brand and product consulting, strategy and research, retail, and ecommerce. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, digital and physical merchandising, point-of-sale, product placement, as well as other specialized marketing and custom communications services. Public Relations services include corporate communications, crisis management, public affairs, and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. Our geographic markets include the Americas, which includes North America and Latin America, Europe, the Middle East and Africa (EMEA), and Asia-Pacific.
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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the twelve months ended September 30, 2023, our largest client accounted for 3.0% of our revenue, and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 54.4% of our revenue. Our clients operate in virtually every sector of the global economy with no one industry representing more than 17% of our revenue for the nine months ended September 30, 2023. Although our revenue is generally balanced between the United States and international markets, and we have a large and diverse client base, we are not immune to general economic downturns.
Risks and Uncertainties
Current global economic challenges, including the impact of the ongoing war in Ukraine, high and persistent inflation, rising interest rates, supply chain disruptions, credit market deterioration, and other macroeconomic factors, could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and discipline. We closely monitor economic conditions, client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness, and other developments. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter. Certain global events targeted by major marketers for advertising expenditures, such as the FIFA World Cup and the Olympics, and certain national events, such as the U.S. election process, may affect our revenue period-over-period in certain businesses. Typically, these events do not have a significant impact on our revenue in any period.
CONSOLIDATED RESULTS OF OPERATIONS
The period-over-period change in results of operations were:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Revenue	$3,578.1	$3,443.4	$134.7	$10,631.3	$10,420.9	$210.4
Operating Expenses:
Salary and service costs	2,586.5	2,476.1	110.4	7,747.2	7,533.9	213.3
Occupancy and other costs	288.6	281.0	7.6	877.9	874.2	3.7
Real estate and other repositioning costs[1,2]	—	—	—	191.5	—	191.5
Charges arising from the effects of the war in Ukraine[2]	—	—	—	—	113.4	(113.4)
Gain on disposition of subsidiary[1]	—	—	—	(78.8)	—	(78.8)
Cost of services	2,875.1	2,757.1	118.0	8,737.8	8,521.5	216.3
Selling, general and administrative expenses	89.8	86.4	3.4	278.1	294.0	(15.9)
Depreciation and amortization	52.4	53.9	(1.5)	157.4	164.8	(7.4)
Total operating expenses	3,017.3	2,897.4	119.9	9,173.3	8,980.3	193.0
Operating Income	560.8	546.0	14.8	1,458.0	1,440.6	17.4
Interest Expense	53.5	52.0	1.5	165.9	154.2	11.7
Interest Income	15.2	22.9	(7.7)	80.9	42.2	38.7
Income Before Income Taxes and Income From Equity Method Investments	522.5	516.9	5.6	1,373.0	1,328.6	44.4
Income Tax Expense	136.1	134.7	1.4	360.7	383.3	(22.6)
Income From Equity Method Investments	1.9	1.1	0.8	3.1	2.6	0.5
Net Income	388.3	383.3	5.0	1,015.4	947.9	67.5
Net Income Attributed To Noncontrolling Interests	16.4	18.8	(2.4)	49.7	61.2	(11.5)
Net Income - Omnicom Group Inc.[1,2]	$371.9	$364.5	$7.4	$965.7	$886.7	$79.0
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.88	$1.78	$0.10	$4.84	$4.30	$0.54
Diluted[1,2]	$1.86	$1.77	$0.09	$4.78	$4.27	$0.51

Revenue	$3,578.1	$3,443.4	$134.7	$10,631.3	$10,420.9	$210.4
Operating Margin %	15.7%	15.9%		13.7%	13.8%
EBITA	$581.1	$566.1	$15.0	$1,516.9	$1,500.9	$16.0
EBITA Margin %	16.2%	16.4%		14.3%	14.4%
1) For the nine months ended September 30, 2023, operating expenses included real estate operating lease impairment charges, severance, and other exit costs related to repositioning actions we took in the first and second quarters of 2023 to reduce our real estate requirements, rebalance our workforce, and consolidate operations in certain markets. In addition, in the second quarter of 2023, we recorded a gain on disposition of certain of our research businesses in the Execution & Support discipline. There was no impact to Operating Income for the three months ended September 30, 2023 from this disposition. The net aggregate impact to Operating Income for the nine months ended September 30, 2023 was a reduction of $112.7 million ($89.6 million after tax). The net aggregate effect of these items in the nine months ended September 30, 2023 to diluted net income per share - Omnicom Group Inc. was a decrease of $0.44 (see Notes 9 and 10 to the unaudited consolidated financial statements).
2) For the nine months ended September 30, 2022, operating expenses included $113.4 million of charges recorded in the first quarter of 2022 as well as an additional net income tax charge of $4.8 million related to the disposition of our businesses in Russia, which reduced net income - Omnicom Group Inc. by $118.2 million and diluted net income per share - Omnicom Group Inc. by $0.57 (see Note 11 to the unaudited consolidated financial statements).

Revenue
The components of period-over-period revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were:

	Total		Domestic		International
	$	%	$	%	$	%
Three months ended September 30, 2022	$3,443.4		$1,847.8		$1,595.6
Components of revenue change:
Foreign exchange rate impact	59.1	1.7%	—	—%	59.1	3.7%
Acquisition revenue, net of disposition revenue	(37.5)	(1.1)%	(28.4)	(1.5)%	(9.1)	(0.6)%
Organic growth	113.1	3.3%	49.4	2.7%	63.7	4.0%
Three months ended September 30, 2023	$3,578.1	3.9%	$1,868.8	1.1%	$1,709.3	7.1%

	Total		Domestic		International
	$	%	$	%	$	%
Nine months ended September 30, 2022	$10,420.9		$5,415.2		$5,005.7
Components of revenue change:
Foreign exchange rate impact	(75.3)	(0.7)%	—	—%	(75.3)	(1.5)%
Acquisition revenue, net of disposition revenue	(127.5)	(1.2)%	(64.3)	(1.2)%	(63.2)	(1.3)%
Organic growth	413.2	4.0%	180.7	3.3%	232.5	4.6%
Nine months ended September 30, 2023	$10,631.3	2.0%	$5,531.6	2.1%	$5,099.7	1.9%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,519.0 million and $10,706.6 million for the Total column for the three and nine months ended September 30, 2023, respectively). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,578.1 million less $3,519.0 million and $10,631.3 million less $10,706.6 million for the Total column for the three and nine months ended September 30, 2023, respectively).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,443.4 million and $10,420.9 million for the Total column for the three and nine months ended September 30, 2023, respectively).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at October 13, 2023 remain unchanged, we expect the impact of changes in foreign exchange rates will increase revenue by 0.5% in the fourth quarter and reduce revenue for the year by 0.5%. Based on our acquisition and disposition activity to date, we expect that the net impact will reduce revenue by 0.75% for the fourth quarter of 2023 and 1.1% for the full year.
Revenue by Discipline
To monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: Advertising & Media, Precision Marketing, Commerce & Branding, Experiential, Execution & Support, Public Relations, and Healthcare.

The period-over-period change in revenue and organic growth by discipline was:

	Three Months Ended September 30,
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising & Media	$1,909.2	53.4%	$1,764.9	51.3%	$144.3	6.1%
Precision Marketing	383.7	10.7%	363.3	10.5%	20.4	4.3%
Commerce & Branding	211.6	5.9%	211.9	6.2%	(0.3)	(1.7)%
Experiential	133.3	3.7%	120.6	3.5%	12.7	9.2%
Execution & Support	206.1	5.8%	262.0	7.6%	(55.9)	(3.6)%
Public Relations	392.4	11.0%	393.0	11.4%	(0.6)	(5.5)%
Healthcare	341.8	9.6%	327.7	9.5%	14.1	3.8%
Revenue	$3,578.1		$3,443.4		$134.7	3.3%

	Nine Months Ended September 30,
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising & Media	$5,597.2	52.6%	$5,369.5	51.5%	$227.7	5.4%
Precision Marketing	1,112.7	10.5%	1,066.4	10.3%	46.3	4.5%
Commerce & Branding	631.7	5.9%	630.3	6.0%	1.4	1.3%
Experiential	445.5	4.2%	412.3	4.0%	33.2	8.9%
Execution & Support	673.2	6.3%	811.2	7.8%	(138.0)	(1.2)%
Public Relations	1,161.5	10.9%	1,149.4	11.0%	12.1	—%
Healthcare	1,009.5	9.6%	981.8	9.4%	27.7	3.8%
Revenue	$10,631.3		$10,420.9		$210.4	4.0%
Effective January 1, 2023, we realigned the classification of certain services primarily within our Commerce & Branding, Execution & Support, and Experiential disciplines, and prior year amounts have been reclassified.
The period-over-period change in revenue for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, in our fundamental disciplines was: Advertising & Media increased $144.3 million, Precision Marketing increased $20.4 million, Commerce & Branding decreased $0.3 million, Experiential increased $12.7 million, Execution & Support decreased $55.9 million, Public Relations decreased $0.6 million, and Healthcare increased $14.1 million. Organic revenue increased across most of our disciplines. Our revenue growth was aided by the positive impact of foreign exchange translation, partially offset by net disposition activity in 2023. The positive impact from foreign exchange translation period to period was primarily due to the Euro and British Pound strengthening against the U.S. Dollar. Dispositions, primarily of certain of our research businesses in the Execution & Support discipline in the first and second quarters of 2023, partially offset by acquisitions in the third quarter of 2023 in the Advertising & Media and the Public Relations disciplines, negatively impacted our revenue compared to the third quarter of the prior year.
The period-over-period change in revenue for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, in our fundamental disciplines was: Advertising & Media increased $227.7 million, Precision Marketing increased $46.3 million, Commerce & Branding increased $1.4 million, Experiential increased $33.2 million, Execution & Support decreased $138.0 million, Public Relations increased $12.1 million, and Healthcare increased $27.7 million. Organic revenue increased across substantially all our disciplines. The impact of foreign exchange translation slightly reduced our revenue, and dispositions, primarily of certain of our research businesses in the Execution & Support discipline in the first and second quarters of 2023, reduced our revenue compared to the prior year period. The decrease in revenue from foreign exchange translation was primarily related to the weakening of substantially all currencies against the U.S. Dollar, except the Euro which strengthened against the U.S. Dollar and partially offset the decrease.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 3.0% and 2.6% of revenue for the twelve months ended September 30, 2023 and 2022, respectively. Our ten largest and 100 largest clients represented 20.4% and 54.4% of revenue for the twelve months ended September 30, 2023, respectively, and 19.4% and 52.6% of revenue for the twelve months ended September 30, 2022, respectively.

Revenue by Geography
The period-over-period change in revenue and organic growth in our geographic markets was:

	Three Months Ended September 30,
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Americas:
North America	$1,983.2	55.4%	$1,969.0	57.2%	$14.2	2.4%
Latin America	99.4	2.8%	77.3	2.2%	22.1	19.2%
EMEA:
Europe	1,016.8	28.5%	908.2	26.4%	108.6	5.2%
Middle East and Africa	51.6	1.4%	62.0	1.8%	(10.4)	(10.8)%
Asia-Pacific	427.1	11.9%	426.9	12.4%	0.2	2.5%
Revenue	$3,578.1		$3,443.4		$134.7	3.3%

	Nine Months Ended September 30,
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Americas:
North America	$5,888.8	55.4%	$5,777.5	55.4%	$111.3	3.4%
Latin America	258.0	2.4%	224.9	2.2%	33.1	12.7%
EMEA:
Europe	3,014.3	28.3%	2,925.1	28.1%	89.2	4.4%
Middle East and Africa	199.1	1.9%	208.8	2.0%	(9.7)	1.8%
Asia-Pacific	1,271.1	12.0%	1,284.6	12.3%	(13.5)	4.3%
Revenue	$10,631.3		$10,420.9		$210.4	4.0%
The period-over-period change in revenue across our geographic markets for the three months ended September 30, 2023 was: North America increased $14.2 million, or 0.7%, Latin America increased $22.1 million, or 28.6%, Europe increased $108.6 million, or 12.0%, the Middle East and Africa decreased $10.4 million, or 16.8%, and Asia-Pacific remained flat. Organic revenue for the three months ended September 30, 2023 increased across most countries within our major markets.
The period-over-period change in revenue across our geographic markets for the nine months ended September 30, 2023 was: North America increased $111.3 million, or 1.9%, Latin America increased $33.1 million, or 14.7%, Europe increased $89.2 million, or 3.0%, the Middle East and Africa decreased $9.7 million, or 4.6%, and Asia-Pacific decreased $13.5 million, or 1.1%. Organic revenue for the nine months ended September 30, 2023 increased across most countries within our major markets.
In North America for the three months ended September 30, 2023 compared to the prior year period, increased organic revenue was driven primarily by strong performance in the United States, especially in the Advertising & Media discipline, led by our media business, and our Precision Marketing and Healthcare disciplines, partially offset by negative performance in our Public Relations, Commerce & Branding, and Execution & Support disciplines, which faced difficult comparisons to the prior year. Dispositions in the Execution & Support discipline in the United States in the first and second quarters of 2023, partially offset by acquisitions in the third quarter of 2023 in the Advertising & Media and the Public Relations disciplines, also reduced revenue in the region period to period. For the nine months ended September 30, 2023 compared to the prior year period, increased organic revenue was driven primarily by strong performance in the United States across most of our disciplines and was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar and dispositions in our Execution & Support discipline in the first and second quarters of 2023, partially offset by acquisitions in the third quarter of 2023 in the Advertising & Media and the Public Relations disciplines.
In Latin America compared to the prior year periods, organic revenue for the three and nine months ended September 30, 2023, increased in substantially all our disciplines, led by Advertising & Media, and in substantially all countries in the region. The strengthening of most currencies, especially the Mexican Peso and Brazilian Real against the U.S. Dollar, increased revenue in the three and nine months ended September 30, 2023 compared to the same periods in 2022.
In Europe compared to the prior year periods, organic revenue for the three and nine months ended September 30, 2023 increased across most countries of our major markets and in substantially all disciplines, especially Advertising & Media, led by our media business, and in our Experiential discipline. Foreign currency changes increased revenue for the three months ended September 30, 2023, primarily as a result of the strengthening of the Euro and British Pound against the U.S. Dollar period to period. The impact to revenue from foreign currency changes for the nine months ended September 30, 2023 was essentially flat as the strengthening of the Euro against the U.S. Dollar was offset by the weakening of the British Pound against the U.S. Dollar. Acquisition revenue, net of disposition revenue, decreased revenue in the nine-month period compared to the prior year due to the disposition of our businesses in Russia in the first quarter of 2022. In the U.K., organic revenue growth for the three and nine months ended September 30, 2023 of 4.4% and 4.3%, respectively, was led by our Advertising & Media and Commerce & Branding disciplines, as well as the Healthcare discipline, in particular in the three months ended September 30, 2023. In Continental Europe, which includes the Euro Zone and the other European countries, organic growth in substantially all disciplines for the three and nine months ended September 30, 2023 compared to 2022 of 5.7% and 4.5%, respectively, was led by France, Germany, and Italy.
In the Middle East and Africa for the three months ended September 30, 2023, organic revenue decreased period-over-period, primarily as a result of our Advertising & Media and Experiential disciplines, which faced difficult comparisons in the region. For the nine-month period compared to the prior year period, organic revenue increased, led by our Advertising & Media discipline. For the three and nine months ended September 30, 2023, the weakening of certain currencies in the region against the U.S. Dollar decreased revenue period-over-period.
In Asia-Pacific, organic revenue increased period-over-period for the three months ended September 30, 2023, led by our Experiential discipline. For the nine-month period ended September 30, 2023, substantially all disciplines had organic growth. Most major markets in the region, especially China, India, Malaysia, and Japan, had positive organic growth period to period. The organic growth in the region was partially offset by an underperformance in Australia and New Zealand and the weakening of certain foreign currencies against the U.S. Dollar, especially the Australian Dollar, Renminbi, Japanese Yen, and New Zealand Dollar.
Revenue by Industry
Revenue by type of client industry sector was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pharmaceuticals and Healthcare	16%	18%	16%	16%
Food and Beverage	15%	14%	15%	14%
Auto	12%	10%	12%	10%
Technology	8%	10%	8%	11%
Consumer Products	8%	7%	8%	8%
Financial Services	8%	8%	8%	7%
Travel and Entertainment	6%	7%	7%	7%
Retail	6%	6%	6%	6%
Telecommunications	4%	4%	4%	5%
Government	4%	3%	4%	3%
Services	3%	3%	2%	2%
Oil, Gas and Utilities	2%	2%	2%	2%
Not-for-Profit	1%	1%	1%	1%
Education	1%	1%	1%	1%
Other	6%	6%	6%	7%
Total	100%	100%	100%	100%

Operating Expenses
The period-over-period change in operating expenses was:

	Three Months Ended September 30,
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,578.1		$3,443.4		$134.7	3.9%
Operating Expenses:
Salary and service costs:
Salary and related costs	1,756.7	49.1%	1,749.1	50.8%	7.6	0.4%
Third-party service costs	678.8	19.0%	588.2	17.1%	90.6	15.4%
Third-party incidental costs	151.0	4.2%	138.8	4.0%	12.2	8.8%
Total salary and service costs	2,586.5	72.3%	2,476.1	71.9%	110.4	4.5%
Occupancy and other costs	288.6	8.1%	281.0	8.2%	7.6	2.7%
Cost of services	2,875.1		2,757.1		118.0	4.3%
Selling, general and administrative expenses	89.8	2.5%	86.4	2.5%	3.4	3.9%
Depreciation and amortization	52.4	1.5%	53.9	1.6%	(1.5)	(2.8)%
Total operating expenses	3,017.3	84.3%	2,897.4	84.1%	119.9	4.1%
Operating Income	$560.8	15.7%	$546.0	15.9%	$14.8	2.7%

	Nine Months Ended September 30,
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$10,631.3		$10,420.9		$210.4	2.0%
Operating Expenses:
Salary and service costs:
Salary and related costs	5,306.7	49.9%	5,344.5	51.3%	(37.8)	(0.7)%
Third-party service costs	2,033.9	19.1%	1,799.0	17.3%	234.9	13.1%
Third-party incidental costs	406.6	3.8%	390.4	3.7%	16.2	4.1%
Total salary and service costs	7,747.2	72.9%	7,533.9	72.3%	213.3	2.8%
Occupancy and other costs	877.9	8.3%	874.2	8.4%	3.7	0.4%
Real estate and other repositioning costs	191.5	1.8%	—	—%	191.5
Charges arising from the effects of the war in Ukraine	—	—%	113.4	1.1%	(113.4)
Gain on disposition of subsidiary	(78.8)	(0.7)%	—	—%	(78.8)
Cost of services	8,737.8		8,521.5		216.3	2.5%
Selling, general and administrative expenses	278.1	2.6%	294.0	2.8%	(15.9)	(5.4)%
Depreciation and amortization	157.4	1.5%	164.8	1.6%	(7.4)	(4.5)%
Total operating expenses	9,173.3	86.3%	8,980.3	86.2%	193.0	2.1%
Operating Income	$1,458.0	13.7%	$1,440.6	13.8%	$17.4	1.2%
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

Operating expenses for the three and nine months ended September 30, 2023 compared to the prior year periods increased 4.1% to $3,017.3 million from $2,897.4 million and increased 2.1% to $9,173.3 million from $8,980.3 million, respectively. Included in operating expense for the nine months ended September 30, 2023 is the net impact of the gain on disposition of subsidiary in our Execution & Support discipline of $78.8 million and repositioning costs of related to real estate and other exit charges and severance costs of $191.5 million (see Notes 9 and 10 to the unaudited financial statements).
The changes in our operating expenses period-over-period from foreign currency translation were in line with the percentage impact from changes in foreign currencies on revenue for the three and nine-month periods ended September 30, 2023.
Operating Expenses - Salary and Service Costs
Salary and service costs, which tend to fluctuate with changes in revenue, are comprised of salary and related costs, third-party service costs, and third-party incidental costs. Salary and service costs for the three and nine months ended September 30, 2023 compared to the prior year period increased $110.4 million, or 4.5%, to $2,586.5 million and increased $213.3 million, or 2.8%, to $7,747.2 million, respectively. Salary and related costs for the three and nine months ended September 30, 2023 increased $7.6 million, or 0.4%, to $1,756.7 million and decreased $37.8 million, or 0.7%, to $5,306.7 million, respectively. Headcount increased for the three and nine months ended September 30, 2023 as a result of organic growth and our acquisitions primarily in the third quarter of 2023; the increase was offset by the dispositions in our Execution & Support discipline in the first and second quarters of 2023, as well as the effects of foreign currency changes compared to the prior year period. Third-party service costs for the three and nine months ended September 30, 2023 increased $90.6 million, or 15.4%, to $678.8 million and increased $234.9 million, or 13.1%, to $2,033.9 million, and were less impacted by the effects of our dispositions. Third-party incidental costs for the three and nine months ended September 30, 2023, increased $12.2 million, or 8.8%, to $151.0 million and increased $16.2 million, or 4.1%, to $406.6 million, respectively.
Operating Expenses - Occupancy and Other Costs
Occupancy and other costs for the three and nine months ended September 30, 2023, which are less directly linked to changes in revenue than salary and service costs, increased by $7.6 million and $3.7 million, respectively. Increased occupancy costs were substantially offset by lower rent expense in the periods.
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
Operating Expenses - Selling, General & Administrative Expenses
SG&A expenses primarily consist of third-party marketing costs, professional fees, and compensation and benefits and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs. SG&A expenses for the three months ended September 30, 2023 compared to 2022 increased by $3.4 million primarily a result of higher professional fees in connection with the acquisition activity in the period. For the nine months ended September 30, 2023, SG&A expenses decreased overall, period-over-period. The increase in the three months ended September 30, 2023, was primarily a result of higher professional fees in connection with the acquisition activity in the period.
Operating Income
Operating income for the three months ended September 30, 2023 compared to 2022, increased $14.8 million to $560.8 million, and operating margin decreased to 15.7% from 15.9%. EBITA increased $15.0 million to $581.1 million, and EBITA margin decreased to 16.2% from 16.4%.
Operating income for the nine months ended September 30, 2023 compared to 2022, increased $17.4 million to $1,458.0 million, and operating margin decreased to 13.7% from 13.8%. EBITA increased $16.0 million to $1,516.9 million, and EBITA margin decreased to 14.3% from 14.4%. In the nine months ended September 30, 2023, the effect of the real estate and other repositioning cost and the gain on disposition of subsidiaries (see Notes 9 and 10 to the unaudited consolidated financial statements) reduced both operating income and EBITA by $112.7 million, and reduced operating margin by 1.1% and EBITA margin by 1.0%. Operating income and EBITA in the nine months ended September 30, 2022 included a reduction of $113.4 million related to the war in Ukraine (see Note 11 to the unaudited consolidated financial statements), which decreased both operating margin and EBITA margin by 1.1%.
Net Interest Expense
Net interest expense in the three months ended September 30, 2023 increased $9.2 million period-over-period to $38.3 million. Interest expense on debt in the quarter decreased by $0.2 million period-over-period to $47.8 million. Interest income in the third quarter of 2023 decreased $7.7 million period-over-period to $15.2 million, primarily due to lower cash and short term investment balances.
Net interest expense in the nine months ended September 30, 2023 decreased $27.0 million period-over-period to $85.0 million. Interest expense on debt in the first nine months increased by $7.6 million period-over-period to $149.8 million. Interest income in the first nine months of 2023 increased $38.7 million period-over-period to $80.9 million, primarily as a result of higher interest rates on cash balances and short-term investments.
Income Taxes
Our effective tax rate for the three months ended September 30, 2023 decreased slightly period-over-period to 26.0% from 26.1%. Our effective tax rate for the nine months ended September 30, 2023 decreased period-over-period to 26.3% from 28.8%. The nine months ended September 30, 2023 includes an increase of $10.7 million in income tax expense related to a lower tax benefit in certain jurisdictions for the real estate and other repositioning costs and an increase in the U.K. statutory tax rate, partially offset by $10.0 million of previously unrecognized tax benefits. The higher effective tax rate for the nine months ended September 30, 2022 was predominantly due to the non-deductibility of the $113.4 million of charges recorded in the first quarter of 2022, arising from the effects of the war in Ukraine, as well as an additional increase in income tax expense of $4.8 million related to the disposition of our businesses in Russia.
The Inflation Reduction Act of 2022, or IRA, levies a 1% excise tax on net stock repurchases after December 31, 2022. The excise tax is recorded as part of the cost of acquiring treasury stock and is not material. Additionally, the IRA imposes a 15% corporate alternative minimum tax, or CAMT, for tax years beginning after December 31, 2022. The CAMT is not expected to have a material impact on our results of operations or financial position.
Various foreign jurisdictions are in the process of enacting legislation to adopt a minimum tax described in the Global Anti-Base Erosion, GloBE or Pillar Two, model rules issued by the Organization for Economic Co-operation and Development. A minimum effective tax of 15% would apply to multinational companies with consolidated revenue above €750 million. Currently, Japan, South Korea and the United Kingdom have enacted legislation effective beginning in 2024 that is consistent with the GloBE rules. Other countries are expected to adopt GloBE rules within the next year.
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
Net Income and Net Income Per Share - Omnicom Group, Inc.
Net income - Omnicom Group Inc. in the three months ended September 30, 2023 increased $7.4 million to $371.9 million from $364.5 million. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased to $1.86 in the three months ended September 30, 2023, from $1.77 in the three months ended September 30, 2022, due to the factors described above and the impact of the reduction in our weighted average common shares outstanding resulting from the repurchases of our common stock during the quarter, net of shares issued for stock option exercises and the employee stock purchase plan.
Net income - Omnicom Group Inc. in the nine months ended September 30, 2023 increased $79.0 million to $965.7 million from $886.7 million. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased to $4.78 in the nine months ended September 30, 2023, from $4.27 in the nine months ended September 30, 2022, due to the factors described above and the impact of the reduction in our weighted average common shares outstanding resulting from the repurchases of our common stock during the first half of the year, net of shares issued for stock option exercises and the employee stock purchase plan. For the nine months ended September 30, 2023, the net impact of the real estate repositioning costs and gain on disposition of subsidiaries reduced net income - Omnicom Group Inc. by $89.6 million and diluted net income per share - Omnicom Group Inc. by $0.44. For the nine months ended September 30, 2022, the impact of the after-tax charges arising from the effects of the war in Ukraine reduced net income - Omnicom Group Inc. by $118.2 million and diluted net income per share - Omnicom Group Inc. by $0.57.
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

Reconciliation of Non-GAAP Financial Measures
The following table reconciles the U.S. GAAP financial measure of Net Income- Omnicom Group Inc. to EBITA and EBITA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income - Omnicom Group Inc.	$371.9	$364.5	$965.7	$886.7
Net Income Attributed To Noncontrolling Interests	16.4	18.8	49.7	61.2
Net Income	388.3	383.3	1,015.4	947.9
Income From Equity Method Investments	1.9	1.1	3.1	2.6
Income Tax Expense	136.1	134.7	360.7	383.3
Income Before Income Taxes and Income From Equity Method Investments	522.5	516.9	1,373.0	1,328.6
Interest Expense	53.5	52.0	165.9	154.2
Interest Income	15.2	22.9	80.9	42.2
Operating Income	560.8	546.0	1,458.0	1,440.6
Add back: Amortization of intangible assets	20.3	20.1	58.9	60.3
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$581.1	$566.1	$1,516.9	$1,500.9

Revenue	$3,578.1	$3,443.4	$10,631.3	$10,420.9
EBITA	$581.1	$566.1	$1,516.9	$1,500.9
EBITA Margin %	16.2%	16.4%	14.3%	14.4%
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Primary sources of our short-term liquidity are our operating cash flow and cash and cash equivalents. Additional liquidity sources include our $2.5 billion unsecured multi-currency revolving credit facility, or Credit Facility, the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, and access to the capital markets. In June 2023, we amended the Credit Facility to, among other things, extend the termination date of the Credit Facility to June 2, 2028 and transition the benchmark rate for U.S. Dollar denominated loans from LIBOR to the Secured Overnight Financing Rate, or SOFR. In addition, certain of our international subsidiaries have uncommitted credit lines aggregating $576.0 million, that are guaranteed by Omnicom. Our liquidity sources fund our non-discretionary cash requirements and our discretionary spending.
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
Cash and cash equivalents decreased $1.5 billion from December 31, 2022. During the first nine months 2023, we used $379.1 million of cash in operating activities, which included the use for operating capital of $1.7 billion, primarily related to our typical working capital requirement during the period. Discretionary spending for the first nine months of 2023 was $1.3 billion, compared to $1.4 billion for the first nine months of 2022. Discretionary spending for the first nine months of 2023 is comprised of capital expenditures of $64.2 million, dividends paid to common shareholders of $424.0 million, dividends paid to shareholders of noncontrolling interests of $47.0 million, repurchases of our common stock, net of proceeds from vesting of restricted stock awards and stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan of $529.8 million, and payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests of $202.4 million. Discretionary spending was partially offset by the proceeds from disposition of subsidiary and other investing activities of $192.6 million, and proceeds from the maturity of short-term investments of $60.8 million. The impact of foreign exchange rate changes decreased cash and cash equivalents by $68.0 million.
Based on past performance and current expectations, we believe that our cash and cash equivalents and operating cash flow will be sufficient to meet our non-discretionary cash requirements for the next twelve months. Over the longer term, our Credit Facility is available to fund our working capital and contractual obligations.

Cash Management
Our regional treasury centers in North America, Europe and Asia manage our cash and liquidity. Each day, operations with excess funds invest those funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. Treasury centers with excess cash invest on a short-term basis with third parties, with maturities generally ranging from overnight to 90 days. Certain treasury centers have notional pooling arrangements that are used to manage their cash and set-off foreign exchange imbalances. The arrangements require each treasury center to have its own notional pool account and to maintain a notional positive account balance. Additionally, under the terms of the arrangement, set-off of foreign exchange positions are limited to the long and short positions within their own account. To the extent that our treasury centers require liquidity, they have the ability to issue up to a total of $2 billion of U.S. Dollar-denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, or borrow under the Credit Facility or the uncommitted credit lines. This process enables us to manage our debt more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate imbalances. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines. We have a policy governing counterparty credit risk with financial institutions that hold our cash and cash equivalents, and we have deposit limits for each institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of institutions that are party to the Credit Facility. These institutions generally have credit ratings equal to or better than our credit ratings. In countries where we do not conduct treasury operations, all cash and cash equivalents are held by counterparties that meet specific minimum credit standards.
At September 30, 2023, our foreign subsidiaries held approximately $1.4 billion of our total cash and cash equivalents of $2.8 billion. Substantially all of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
At September 30, 2023, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments, increased $1.6 billion to $2.8 billion from December 31, 2022. The increase in net debt primarily resulted from the use of cash of $379.1 million for operating activities, which included the use for operating capital of $1.7 billion, primarily related to our typical working capital requirement during the period, discretionary spending of $1.3 billion, as discussed above, and the net effect of foreign exchange rate changes on cash and cash equivalents and our foreign currency denominated debt of $59.4 million, and was partially offset by the proceeds from disposition of subsidiary in the second quarter of 2023 and other investing activities of $192.6 million.
Components of net debt:

	September 30, 2023	December 31, 2022	September 30, 2022
Short-term debt	$14.5	$16.9	$10.2
Long-term debt	5,572.1	5,577.2	5,450.6
Total debt	5,586.6	5,594.1	5,460.8
Less:
Cash and cash equivalents	2,769.6	4,281.8	3,198.5
Short-term investments	—	60.7	94.9
Net debt	$2,817.0	$1,251.6	$2,167.4
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
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At September 30, 2023, we were in compliance with this covenant as our Leverage Ratio was 2.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At September 30, 2023, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. The long-term debt indentures and the Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
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
We have the ability to fund our day-to-day liquidity, including working capital, by issuing commercial paper or borrowing under the Credit Facility. For our commercial paper issuances in the third quarter of 2023, the maximum amount outstanding was $60 million, the average amount outstanding was $1.5 million, the average days outstanding was 1.0 day, and the weighted average interest rate was 5.39%. At September 30, 2023, there were no outstanding borrowings under the Credit Facility, and no outstanding commercial paper issuances.
We may issue commercial paper to fund our day-to-day liquidity when needed. However, disruptions in the credit markets may lead to periods of illiquidity in the commercial paper market and higher credit spreads. To mitigate any disruption in the credit markets and to fund our liquidity, we may borrow under the Credit Facility or the uncommitted credit lines or access the capital markets if favorable conditions exist. We will continue to monitor closely our liquidity and conditions in the credit markets. We cannot predict with any certainty the impact on us of any disruptions in the credit markets. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements. Such additional financing may not be available on favorable terms, or at all.
Credit Risk
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy, and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 3.0% of revenue for the twelve months ended September 30, 2023. However, during periods of economic downturn, the credit profiles of our clients could change.
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
In 2023, to better align with our internal financial processes, the date of our annual impairment test was changed from June 30 to May 1. We will continue to evaluate goodwill for impairment at least annually at May 1 each year and whenever events or circumstances indicate the carrying value may not be recoverable. Under FASB ASC Topic 350, Intangibles - Goodwill and Other, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value (Step 0) or proceeding directly to the quantitative goodwill impairment test. While there were no trigger events that required us to perform a quantitative test, we performed the annual quantitative impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. We identified our regional reporting units as components of our operating segments, which are our six global agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our key client matrix organization structure for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and in FASB ASC Topic 350. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, and the employees share similar skill sets. The main economic components of each agency are employee compensation and related costs, and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our virtual client network strategy.
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
Long-term growth rate represents our estimate of the long-term growth rate for our industry and the geographic markets we operate in. For the past ten years, the average historical revenue growth rate of our reporting units and the Average Nominal GDP, or NGDP, growth of the countries comprising the major markets that account for substantially all of our revenue was approximately 3.5% and 4.4%, respectively. We considered this history when determining the long-term growth rates used in our annual impairment test at May 1, 2023. Included in the 10-year history is the full year 2020 that reflected the negative impact of the COVID-19 pandemic on the global economy and our revenue. We believe marketing expenditures over the long term have a high correlation to NGDP. Based on our past performance, we also believe that our growth rate can exceed NGDP growth in the short-term, notwithstanding the current inflationary environment, in the markets we operate in, which are similar across our reporting units. Accordingly, for our annual test as of May 1, 2023, we used an estimated long-term growth rate of 3.5%.
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
Goodwill Impairment Review - Conclusion
Based on the results of our impairment test, we concluded that our goodwill as of May 1, 2023 was not impaired, because the fair value of each of our reporting units was in excess of its respective net book value. For our reporting units with negative book value, we concluded that the fair value of their total assets was in excess of book value. The minimum decline in fair value that one of our reporting units would need to experience in order to fail the goodwill impairment test was approximately 53%. Notwithstanding our belief that the assumptions we used for WACC and long-term growth rate in our impairment testing were reasonable, we performed a sensitivity analysis for each reporting unit. The results of this sensitivity analysis on our impairment test as of May 1, 2023 revealed that if the WACC increased by 1% and/or the long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be in excess of its respective net book value and would pass the impairment test.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We manage our exposure to foreign exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We use net investment hedges to manage the volatility of foreign exchange rates on the investment in our foreign subsidiaries. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the credit risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors. Our 2022 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2022 10-K. Note 14 to the unaudited consolidated financial statements provides a discussion of our foreign currency derivatives and cross currency swaps as of September 30, 2023.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2023, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of September 30, 2023. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Common stock repurchases during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2023	251,213	$95.91	—	—
August 1 - August 31, 2023	18,724	80.06	—	—
September 1 - September 30, 2023	—	—	—	—
	269,937	$94.81	—	—
During the three months ended September 30, 2023, we withheld 269,937 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date. There were no unregistered sales of equity securities during the three months ended September 30, 2023.
Item 5. Other Information
During the fiscal quarter ended September 30, 2023, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.
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

OMNICOM GROUP INC.
Date:	October 18, 2023	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)