Form 10-K
period 2023-12-31
OMNICOM GROUP INC.
filed 2024-02-07
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2023 was $18,548,799,047. As of February 1, 2024, there were 197,992,717 shares of Omnicom Group Inc. Common Stock outstanding.
Portions of the Omnicom Group Inc. Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 7, 2024 are incorporated by reference into Part III of this report to the extent described herein.

OMNICOM GROUP INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial position, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include:
•adverse economic conditions, including those caused by geopolitical events, international hostilities, acts of terrorism, public health crises, high and sustained inflation in countries that comprise our major markets, high interest rates, and labor and supply chain issues affecting the distribution of our clients’ products;
•international, national or local economic conditions that could adversely affect the Company or its clients;
•losses on media purchases and production costs incurred on behalf of clients;
•reductions in client spending, a slowdown in client payments and a deterioration or disruption in the credit markets;
•the ability to attract new clients and retain existing clients in the manner anticipated;
•changes in client advertising, marketing and corporate communications requirements;
•failure to manage potential conflicts of interest between or among clients;
•unanticipated changes related to competitive factors in the advertising, marketing and corporate communications industries;
•unanticipated changes to, or the ability to hire and retain key personnel;
•currency exchange rate fluctuations;
•reliance on information technology systems and risks related to cybersecurity incidents;
•effective management of the risks, challenges and efficiencies presented by utilizing Artificial Intelligence (AI) technologies and related partnerships in our business;
•changes in legislation or governmental regulations affecting the Company or its clients;
•risks associated with assumptions the Company makes in connection with its acquisitions, critical accounting estimates and legal proceedings;
•the Company’s international operations, which are subject to the risks of currency repatriation restrictions, social or political conditions and an evolving regulatory environment in high-growth markets and developing countries; and
•risks related to our environmental, social and governance goals and initiatives, including impacts from regulators and other stakeholders, and the impact of factors outside of our control on such goals and initiatives.
The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents filed from time to time with the Securities and Exchange Commission. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.

ii

PART I
Introduction
This report is our 2023 annual report to shareholders and our 2023 Annual Report on Form 10-K, or 2023 Form 10-K.
Omnicom Group Inc., a New York corporation formed in 1986, through its branded networks, practice areas, and agencies provides advertising, marketing and corporate communications services to over 5,000 clients in more than 70 countries. The terms “Omnicom,” “the Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and its subsidiaries unless the context indicates otherwise.
Item 1. Business
Our Business
Omnicom is a strategic holding company providing advertising, marketing and corporate communications services to many of the largest global companies. Our portfolio of companies includes our global networks, BBDO, DDB, TBWA, Omnicom Media Group, the DAS Group of Companies, and the Communications Consultancy Network. All of our global networks integrate their service offerings with the Omnicom branded practice areas, including Omnicom Health Group, Omnicom Precision Marketing Group, Omnicom Commerce Group, Omnicom Advertising Collective, Omnicom Public Relations Group, and Omnicom Brand Consulting Group, as well as our Experiential businesses and Execution & Support businesses, which includes Omnicom Specialty Marketing Group.
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
On a global, pan-regional, and local basis, our networks, practice areas, and agencies provide a comprehensive range of services in the following fundamental disciplines: Advertising & Media, Precision Marketing, Commerce & Branding, Experiential, Execution & Support, Public Relations, and Healthcare. Advertising & Media includes creative services across digital and traditional media, strategic media planning and buying, performance media, and data analytics services. Precision Marketing includes digital and direct marketing, digital transformation consulting and data and analytics. Commerce & Branding services include brand and product consulting, strategy and research, retail, and e-commerce. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, digital and physical merchandising, point-of-sale, product placement, as well as other specialized marketing and custom communications services. Public Relations services include corporate communications, crisis management, public affairs, and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large client base. Our geographic markets include the Americas, which includes North America and Latin America, Europe, the Middle East and Africa (EMEA), and Asia-Pacific.
Our business model was built and continues to evolve around our clients. While our networks, practice areas and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. Our fundamental business principle is that our clients’ specific marketing requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. We use our client-centric approach to grow our business by expanding our service offerings to existing clients, moving into new markets and obtaining new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that currently serve or could serve our existing clients. In addition to collaborating through our client service models, our agencies, practice areas and networks collaborate across internally developed technology platforms. Annalect and Omni, our proprietary data and analytics platforms, serve as the strategic resource for all of our agencies, practice areas and networks to share when developing client service strategies across our virtual networks. These platforms provide precision marketing and insights at scale across creative, media and other disciplines.
We believe generative AI will have a significant effect on how we provide services to our clients and how we enhance the productivity of our people. As with any new technology, we are working closely with our clients and technology partners to take advantage of the benefits of AI while being mindful of its limitations, risks, and privacy concerns. We are committed to responsible AI practices and collaboration to harness AI's potential, while evaluating related risks, such as ethical considerations, public perception and reputational concerns, intellectual property protection, regulatory compliance, privacy and data security concerns and our ability to effectively adopt this new emerging technology. The rapidly developing nature of AI technology makes it difficult to assess the full impact on our business at this time.

Driven by our clients’ continuous demand for more effective and efficient marketing activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives.
Our service offerings include:

advertising	marketing research
branding	media planning and buying
content marketing	retail media planning and buying
corporate social responsibility consulting	merchandising and point of sale
crisis communications	mobile marketing
custom publishing	multi-cultural marketing
data analytics	non-profit marketing
database management	organizational communications
digital/direct marketing and post-production services	package design
digital transformation consulting	product placement
entertainment marketing	promotional marketing
experiential marketing	public affairs
field marketing	public relations
financial/corporate business-to-business advertising	retail marketing
graphic arts/digital imaging	retail media and e-commerce
healthcare marketing and communications	search engine marketing
instore design	shopper marketing
interactive marketing	social media marketing
investor relations	sports and event marketing
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
We continually evaluate our portfolio of businesses to identify areas for investment and acquisition opportunities, as well as to identify non-strategic or underperforming businesses for disposition. For information about our acquisitions and dispositions, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, - Acquisitions and Goodwill and Notes 5, 14 and 15 to the consolidated financial statements. In each of the three years ended December 31, 2023, none of our acquisitions or dispositions, individually or in the aggregate, were material to our results of operations or financial position.
As described in Note 5 to the consolidated financial statements, on January 2, 2024, we acquired Flywheel Digital, the digital commerce business of Ascential plc, for a net cash purchase price of approximately $845 million. Flywheel Digital provides services in e-commerce operations, media execution, and market intelligence. These services are complemented by a technology platform, which provides near real-time insights to clients. We expect Flywheel Digital to be a separate practice area within Omnicom, and we expect to integrate their services across our Advertising & Media, Precision Marketing and Commerce & Branding disciplines.
The various components of our business, including revenue by discipline and geographic area, and material factors that affected us in the three years ended December 31, 2023, are discussed in the MD&A.
Our Clients
Our clients operate in virtually every sector of the global economy. In many cases, multiple agencies, practice areas or networks serve different brands, product groups or both within the same client. For example, in 2023, our largest client represented 3.0% of revenue and was served by approximately 150 of our agencies. Our 100 largest clients, many of which represent the largest global companies, represented approximately 55% of revenue and were each served, on average, by approximately 55 of our agencies. Although we have a large and diverse client base, we are not immune to general economic downturns.

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
Human Capital Resources and Environmental Sustainability Initiatives
Our employees are our most important assets. We believe a critical component of our success depends on the ability to attract, develop and retain key personnel. The skill sets of our workforce across our agencies and within each discipline share many similarities. Common to all is the ability to understand a client’s brand or product and its selling proposition and to develop a unique message to communicate the value of the brand or product to the client’s target audience, whether through traditional channels or digital platforms. Recognizing the importance of this core competency, we support and develop our employees through training and development programs that build and strengthen employees’ leadership and professional skills.
Human capital management strategies are developed collectively by senior management, including the management teams of our networks, practice areas, and agencies, and are overseen by our Board of Directors. We are committed to efforts that ensure that the workplace is equitable, ethical, fosters an inclusive work environment across our global workforce and respects human rights. Our social and human capital management priorities include, among other things, adopting codes of conduct and business ethics, providing competitive wages and benefits, comprehensive training programs, succession planning, promoting diversity and inclusion and implementing programs that foster the achievement of systemic equity throughout our organization.
At December 31, 2023, we employed approximately 75,900 people worldwide, including 31,200 people in the Americas, 27,400 people in EMEA, and 17,300 people in Asia-Pacific. The United States is our largest employee base, where we employed approximately 24,700 people. None of our regular employees in the United States are represented by a labor union. In certain countries outside the United States, primarily in Europe, some employees are represented by work councils. See the MD&A for a discussion of the effect of salary and related costs on our results of operations.
Our environmental sustainability initiatives focus on emissions reductions through efficiency of office space, energy usage, travel and vendor engagement. In connection with our environmental sustainability efforts, we are a signatory to the UN Global Compact, a principle-based framework to encourage businesses and firms worldwide to adopt sustainable and socially responsible policies. We support the UN Sustainable Development Goals, a collection of global goals designed to be a blueprint to achieve a better, more inclusive and sustainable future. Our emissions reductions strategy, in line with the 1.5 degree Celsius climate scenario, was submitted to and approved by the Science Based Target initiative (SBTi), which publicly audits companies on their emissions reduction efforts.
Information About Our Executive Officers
At February 1, 2024, our executive officers were:

Name	Position	Age
John D. Wren	Chairman of the Board and Chief Executive Officer	71
Daryl Simm	President and Chief Operating Officer	62
Philip J. Angelastro	Executive Vice President and Chief Financial Officer	59
Andrew L. Castellaneta	Senior Vice President, Chief Accounting Officer	65
Louis F. Januzzi	Senior Vice President, General Counsel and Secretary	50
Rochelle M. Tarlowe	Senior Vice President and Treasurer	53
Jonathan B. Nelson	CEO, Omnicom Digital	56
Mr. Simm was named President and Chief Operating Officer in November 2021 and previously served as Chief Executive Officer of Omnicom Media Group for more than 20 years. Mr. Januzzi was named Senior Vice President, General Counsel and Secretary in December 2022 and previously served as Senior Vice President & Deputy General Counsel - Corporate from May 2021 to December 2022 and as Associate General Counsel - Corporate Development & Finance from March 2016 to May 2021. Ms. Tarlowe was named Senior Vice President and Treasurer in May 2019 and previously served as Senior Vice President and Treasurer of Avis Budget Group from 2007 until April 2019. All other executive officers have held their present positions for at least five years. Additional information about our directors and executive officers will appear in our definitive proxy statement, which is expected to be filed with the United States Securities and Exchange Commission, or SEC, in March 2024.
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
Macroeconomic conditions have a direct impact on our business, results of operations and financial position. Adverse economic conditions, including high and sustained inflation, rising interest rates, supply chain issues affecting the distribution of our clients’ products, or a disruption in the credit markets, pose a risk that clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications projects. Such actions would reduce the demand for our services and could result in a reduction in our revenue, which would adversely affect our business, results of operations and financial position. A contraction or disruption in the credit markets may make it more difficult for us to meet our working capital requirements or refinance maturing debt, or negatively impact our clients’ liquidity that could cause them to delay payment or take other actions that would negatively affect our working capital. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements, which may not be available on favorable terms, or at all. Even if we take action to respond to adverse economic conditions, reductions in revenue and disruptions in the credit markets by aligning our cost structure and more efficiently managing our working capital, such actions may not be effective.
A period of sustained inflation across all the major markets in which we operate could result in higher operating costs.
Our principal operating expenses are salary and service costs and occupancy and related costs. Inflationary pressures typically result in increases to our operating expenses. In cases of sustained inflation across several of our major markets, it may become increasingly difficult to effectively control increases to our costs. In addition, the effects of inflation on consumers budgets could result in the reduction of our clients’ spending plans on the advertising, marketing and communication services we provide. If we are unable to increase our fees or take other actions to mitigate the effect of the resulting higher costs, our business, results of operations and financial position could be negatively impacted.
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
While we use various methods to manage the risk of payment default, including obtaining credit insurance, requiring payment in advance, mitigating the potential loss in the marketplace or negotiating with media providers, these may be insufficient, less available, or unavailable during a severe economic downturn.
Geopolitical events, international hostilities or acts of terrorism could have a material adverse effect on our business, results of operations and financial position.
Current or future geopolitical events, international hostilities or acts of terrorism could impact global economies through, among other things, disruption of business operations and demand for client services, disruption in the credit markets, heightened risk of cybersecurity attacks and disruptions to our information technology infrastructure, increased energy costs and labor and supply chain disruptions. This could result in suspension of our, or our clients’ businesses in the affected region, which could impact client spending on our services. These actions could have a significant and adverse impact our business, results of operations and financial position in the future. For example, as a result of the war in Ukraine, in the first quarter of 2022, we suspended our business operations in Ukraine and disposed of all our businesses in Russia. In addition, economic sanctions were imposed on Russia by the United States, United Kingdom, and the European Union. The war in Ukraine is ongoing, and its duration is uncertain. We cannot predict the impact of the war in Ukraine or other international hostilities on our businesses and operations.

Global public health crises or pandemics, such as the COVID -19 pandemic, or other similar health crises could adversely impact our business, results of operations and financial position.
When a public health crisis arises, demand for certain of our services may be adversely affected by government measures, including restrictions on travel and business operations and quarantine and stay-at-home orders arising from the occurrence of a pandemic, or similar global public health crises. The extent of the impact on our business will depend on numerous factors that we are not able to accurately predict, including the geographic regions that may be affected.
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
Our ability to acquire new clients and retain existing clients may, in some cases, be limited by clients’ perceptions of, or policies concerning, conflicts of interest arising from our other client relationships. If we are unable to maintain multiple agencies to manage multiple client relationships and avoid potential conflicts of interests, our business, results of operations and financial position may be adversely affected.
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
In 2023, our 100 largest clients represented approximately 55% of our revenue. Clients generally are able to reduce or cancel current or future spending on advertising, marketing and corporate communications projects at any time on short notice for any reason. A significant reduction in spending on our services by our largest clients, or the loss of several of our largest clients, if not replaced by new clients or an increase in business from existing clients, would adversely affect our revenue and could have a material adverse effect on our business, results of operations and financial position.
We rely extensively on information technology systems, and cybersecurity incidents could adversely affect us.
We rely on our own and third-party service providers’ information technology systems and infrastructure to connect with our clients, people and others, and to collect, store, transfer, process and use business, personal and financial data. We face cybersecurity risks that threaten the confidentiality, integrity and availability of our information technology systems or data stored on such systems. Additionally, hardware, software applications or services that we develop or procure from third parties may contain defects in design or manufacture or other problems that could compromise the confidentiality, integrity or availability of our information technology systems or data stored on such systems.
Cybersecurity threats and attacks, including computer viruses, advanced persistent threats, malware, hacking, ransomware or other destructive or disruptive activities or software, are constantly evolving and pose a risk to our information technology systems and data. There can be no assurance that our cybersecurity risk management program and processes will be fully implemented, complied with or effective in detecting and preventing such threats or protecting our information technology systems or data. Security breaches, improper use of our systems and unauthorized access to our data and information by employees and others may pose a risk that data may be exposed to unauthorized persons. Such occurrences could adversely affect our business, results of operations, financial position and reputation and could result in litigation or regulatory action, as discussed below.
In addition, we make extensive use of third-party service providers, including cloud providers, that store, transmit and process data. These third-party service providers are also subject to malicious attacks and cybersecurity threats that could adversely affect our business, results of operations, financial condition and reputation and could result in litigation or regulatory action, as discussed below.

Currently, many of our agencies operate in a flexible working environment that allows for partial remote work. The number of personnel working remotely varies by market and is dependent on local conditions. When our employees work remotely, the risk of cybersecurity incidents and attacks and unauthorized exposure of sensitive business and client advertising and marketing information, as well as personal data or information, increases.
We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue. For example, we have experienced cybersecurity incidents that resulted in the disruption of our information technology systems and required us to engage third parties to remediate the issues. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any attack or incident could result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts, and/or significant incident response, system restoration or remediation and future compliance costs, which could materially adversely affect our business, results of operations and financial condition. We also cannot guarantee that any such costs or losses will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
We are subject to risks related to our use of generative AI, a new and emerging technology, which is in the early stages of commercial use.
We continually evaluate the use of AI in our business processes, and in 2023 we entered into strategic partnerships with leading AI technology companies, enabling enhanced product and service capabilities in generative AI. In recent years, the use of AI has come under increased scrutiny. This technology, which is a new and emerging technology in early stages of commercial use, presents a number of risks inherent in its use, including ethical considerations, public perception and reputation concerns, intellectual property protection, regulatory compliance and privacy and data security concerns, all of which could have a material adverse effect on our business, results of operations and financial position. Further, new laws, guidance and decisions in this area may limit our ability to use AI or decrease its usefulness. As a result, we cannot predict future developments in AI and related impacts to our business and our industry. If we are unable to successfully adapt to new developments related to, and risks and challenges associated with AI, our business, results of operations and financial position could be negatively impacted.
Risks Related to International Operations
Currency exchange rate fluctuations have impacted, and in the future could impact, our business, results of operations and financial position.
In 2023, our international operations represented approximately 49% of our revenue. We operate in all major international markets including the Euro Zone, the United Kingdom, or the U.K., Australia, Brazil, Canada, China and Japan. Our agencies transact business in more than 50 different currencies. Substantially all of our foreign operations transact business in their local currency and, accordingly, their financial statements are translated into U.S. Dollars. As a result, both adverse and beneficial fluctuations in foreign exchange rates impact our business, results of operations and financial position. In addition, funds transferred to the United States can be adversely or beneficially impacted by changes in foreign currency exchange rates.
We operate in high-growth markets and developing countries, which often carry greater risks and uncertainties that could have a material adverse effect on our business, results of operations and financial position.
The operational and financial performance of our international businesses are affected by global and regional economic conditions, competition for new business and personnel, currency exchange rate fluctuations, political conditions, differing tax and regulatory environments and other risks associated with extensive international operations. We conduct business in numerous high-growth markets and developing countries. Such countries tend to have longer billing collection cycles, currency repatriation restrictions and commercial laws that can be undeveloped, vague, inconsistently enforced, retroactively applied or frequently changed. Our operations are also subject to the United States Foreign Corrupt Practices Act and other anti-corruption and anti-bribery laws and regulations. These laws and regulations are complex and stringent, and any changes and violations could have an adverse effect on our business and reputation. Our business, results of operations and financial position can be adversely affected if we are unable to effectively operate, or manage the risks associated with operating in these markets and countries. For financial information by geographic region, see Notes 3 and 8 to the consolidated financial statements.
Risks Related to Acquisitions
We may be unsuccessful in evaluating material risks involved in completed and future acquisitions.
We regularly evaluate potential acquisitions of businesses that are complementary to our businesses and client needs, and in some cases, associated technological capabilities and assets. As part of the process, we conduct business, legal and financial due diligence to identify and evaluate material risks involved in any particular transaction, including business strategy and operational execution. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks. As a result, the intended advantages of any given acquisition may not be realized. If we fail to identify certain material risks from one or more acquisitions, our business, results of operations and financial position could be adversely affected.

Our goodwill is an intangible asset that may become impaired, which could have a material adverse effect on our business, results of operations and financial position.
In accordance with generally accepted accounting principles in the United States, or U.S. GAAP or GAAP, we have recorded a significant amount of goodwill related to our acquisitions; a substantial portion of which represents the intangible specialized know-how of the acquired workforce. As discussed in Note 2 to the consolidated financial statements, we review the carrying value of goodwill for impairment annually on May 1 and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in the financial statements included in this report, that our goodwill is not impaired, future events could cause us to conclude that the intangible asset values associated with a given operation may become impaired. Any resulting non-cash impairment charge could have a material adverse effect on our business, results of operations and financial position.
Legal and Regulatory Risks
Laws and regulations and actions of consumer advocates may limit the scope and content of our services, affect our ability to meet our clients’ needs, result in third-party claims, litigation, regulatory proceedings or government investigations, or otherwise have a material adverse effect on our business, results of operations and financial position.
Government agencies and consumer groups directly or indirectly affect or attempt to affect the scope, content and manner of presentation of advertising, marketing and corporate communications services, through regulation or other governmental action, which could affect our ability to meet our clients’ needs. Such regulation may seek, among other things, to limit the tax deductibility of advertising expenditures by certain industries or for certain products and services. In addition, there has been a tendency on the part of businesses to resort to the judicial system to challenge advertising practices and claims, which could cause our clients affected by such actions to reduce their spending on our services, and from time to time we may be subject to claims, lawsuits, regulatory proceedings or government investigations into whether our business practices comport with applicable law. Regardless of the merit of such claims, lawsuits, proceedings or investigations, defending against them could cost us a significant amount of time and money and result in negative publicity. Any regulatory or judicial action that affects our ability to meet our clients’ needs or reduces client spending on our services could have a material adverse effect on our business, results of operations and financial position.
Compliance with ever evolving federal, state, and foreign laws relating to the handling of information about individuals involves significant expenditure and resources, and any failure by us or our vendors to comply could materially adversely affect our business, results of operations and financial position.
We, and third-party vendors on our behalf, process information related to individuals, including from and about individuals we may advertise to, actual and prospective clients, employees, and service providers. We and our vendors are subject to a variety of federal, state, and foreign laws, rules, regulations, industry standards, and other requirements related to privacy, use of personal information, marketing and advertising, and internet tracking technologies. These requirements, and their application, interpretation, and amendments are constantly evolving and developing.
Among other things, such laws generally: require disclosures about the data collection, use, and disclosure practices of covered businesses, and provide individuals expanded rights to access, delete, and correct their personal information, and opt out of certain sales or transfers of personal information.
Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the future legal framework governing such matters. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our practices and to those of any third parties that process personal data on our behalf. In addition, these laws, rules, and regulations could also affect the acceptance of new communications technologies and the use of current communications technologies as advertising media.
Any failure or perceived failure by us, or third parties on which we depend, to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts and future compliance costs, which could materially and adversely affect our business, results of operations and financial condition. We also cannot guarantee that any such costs or losses will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. Any of the foregoing could also affect our business and reduce demand for certain of our services, which could have a material adverse effect on our business, results of operations and financial position.
Expectations relating to environmental, social and governance considerations expose us to potential liabilities, reputational harm and other unforeseen adverse effects on our business.
Many governments, regulators, investors, employees, customers and other stakeholders are focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our environmental, social and governance goals and initiatives through information provided on our website, press statements and other communications, including through our Corporate Responsibility Report. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties and requires ongoing investments. The success of our goals and initiatives may be impacted by factors that are outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus and views of stakeholders may change and evolve over time and vary depending on the jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and views could materially adversely affect our business, reputation, results of operations, financial position and stock price.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We use the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF, and the ISO 27001 framework as published by the International Organization for Standardization as guides to help us identify, assess, and manage cybersecurity risks relevant to our business. We have designed and assessed our program based on the NIST CSF and ISO 27001. This does not imply that we meet any particular technical standards, specifications, or requirements.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key aspects of our cybersecurity risk management program include:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, and information;
•an internal security staff principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers, suppliers, and vendors, including cloud-related service providers.
While we have experienced cybersecurity incidents that resulted in the disruption of our information technology systems and required us to engage third parties to remediate the issues, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, results of operations, or financial position. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our business, results of operations and financial position. See Item 1A “Risk Factors - We rely extensively on information technology systems, and cybersecurity incidents could adversely affect us.”
Cybersecurity Governance
Our Board of Directors, or Board, considers cybersecurity risk as part of its risk oversight function and has delegated to its Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s ongoing activities related to our cybersecurity risk management program.
Our Audit Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding cybersecurity incidents.
Our Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Officer, or CIO, Chief Information Security Officer, or CISO, and Chief Information Risk Officer, or CIRO, and other security staff as part of the Board’s continuing education on topics that impact the Company.
Our management team, including our CIO, CISO and CIRO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity advisors. Our Information Technology (IT) management team collectively hold over 50 years of strategic IT and global transformational experience, including having held IT advisory roles with top-tier organizations. Each member of the team has experience operating in complex, international business environments. The IT management team has demonstrated achievement in Information Security strategy development, risk management and implementation of security and risk management programs that drive awareness, decrease exposure and strengthen organizational IT controls.
Our management team is informed about and monitors the prevention, detection, mitigation, and remediation of key cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external advisors engaged by us, and alerts and reports produced by security tools deployed in the IT environment.
Item 2. Properties
We conduct business and maintain offices throughout the world. The facility requirements of our businesses are similar across geographic regions and disciplines. Substantially all our office space is leased under operating leases with varying expiration dates. Lease obligations of our foreign operations are generally denominated in their local currency. We believe that our facilities are adequate for our current operations and are well maintained. Our principal corporate offices are located at 280 Park Avenue, New York, New York; 1055 Washington Boulevard, Stamford, Connecticut; and 525 Okeechobee Boulevard, West Palm Beach, Florida. We also maintain executive offices in London, England; Shanghai, China; and Singapore. Notes 2 and 18 to the consolidated financial statements provide a description of our lease expense, which comprises a significant component of our occupancy and other costs, and our lease commitments.
Item 3. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not expect that these proceedings will have a material adverse effect on our results of operations or financial position.
Item 4. Mine Safety Disclosures
Not Applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed and trades on the New York Stock Exchange under the symbol OMC. As of February 1, 2024, there were 1,788 shareholders of record.
Common stock repurchase activity during the three months ended December 31, 2023 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2023	88,013	$74.51	—	—
November 1 - November 30, 2023	—		—	—
December 1 - December 31, 2023	—		—	—
	88,013	$74.51	—	—
During the three months ended December 31, 2023, we withheld 88,013 shares of common stock from employees to satisfy estimated statutory income tax obligations related to the vesting of restricted stock awards. The value of the stock withheld was based on the closing price of our common stock on the applicable vesting date.
There were no unregistered sales of equity securities during the three months ended December 31, 2023.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in tables in millions, except per share amounts.)
EXECUTIVE SUMMARY
Risks and Uncertainties
Global economic challenges, including geopolitical events, international hostilities, acts of terrorism, public health crises, high and sustained inflation in countries that comprise our major markets, high interest rates, and labor and supply chain issues could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and discipline. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
Our Business
We are a strategic holding company providing advertising, marketing and corporate communications services to many of the largest global companies. Our portfolio of companies includes our global networks, BBDO, DDB, TBWA, Omnicom Media Group, the DAS Group of Companies, and the Communications Consultancy Network. All our global networks integrate their service offerings with the Omnicom branded practice areas, including Omnicom Health Group, Omnicom Precision Marketing Group, Omnicom Commerce Group, Omnicom Advertising Collective, Omnicom Public Relations Group, and Omnicom Brand Consulting Group, as well as our Experiential businesses and Execution & Support businesses, which includes Omnicom Specialty Marketing Group.
As described in Note 5 to the consolidated financial statements, on January 2, 2024, we acquired Flywheel Digital, the digital commerce business of Ascential plc, for a net cash purchase price of approximately $845 million. Flywheel Digital provides services in e-commerce operations, media execution, and market intelligence. These services are complemented by a technology platform, which provides near real-time insights to clients. We expect Flywheel Digital to be a separate practice area within Omnicom, and we expect to integrate their services across our Advertising & Media, Precision Marketing and Commerce & Branding disciplines.
On a global, pan-regional, and local basis, our networks, practice areas, and agencies provide a comprehensive range of services in the following fundamental disciplines: Advertising & Media, Precision Marketing, Commerce & Branding, Experiential, Execution & Support, Public Relations, and Healthcare. Advertising & Media includes creative services across digital and traditional media, strategic media planning and buying, performance media, and data analytics services. Precision Marketing includes digital and direct marketing, digital transformation consulting and data and analytics. Commerce & Branding services include brand and product consulting, strategy and research, retail, and e-commerce. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, digital and physical merchandising, point-of-sale, product placement, as well as other specialized marketing and custom communications services. Public Relations services include corporate communications, crisis management, public affairs, and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. Our geographic markets include the Americas, which includes North America and Latin America, Europe, the Middle East and Africa (EMEA), and Asia-Pacific.
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
We believe generative AI will have a significant effect on how we provide services to our clients and how we enhance the productivity of our people. As with any new technology, we are working closely with our clients and technology partners to take advantage of the benefits of AI while being mindful of its limitations, risks, and privacy concerns. We are committed to responsible AI practices and collaboration to harness AI's potential, while evaluating related risks, such as ethical considerations, public perception and reputational concerns, intellectual property protection, regulatory compliance, privacy and data security concerns and our ability to effectively adopt this new emerging technology. The rapidly developing nature of AI technology makes it difficult to assess the full impact on our business at this time.
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large client base. For the year ended December 31, 2023, our largest client represented 3.0% of revenue, and our 100 largest clients, which represent many of the world's major marketers, represented approximately 55% of revenue. Our clients operate in virtually every sector of the global economy, with no one industry representing more than 17% of our revenue in 2023. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
Global economic conditions have a direct impact on our business and financial performance. Adverse global economic conditions pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter.

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
Financial Performance
Worldwide revenue in 2023 increased to $14,692.2 million compared to $14,289.1 million in 2022. Worldwide organic growth increased revenue $584.5 million, or 4.1%. Changes in foreign exchange rates reduced revenue $28.3 million, or 0.2%, and acquisition revenue, net of disposition revenue, reduced revenue $153.1 million, or 1.1%. The negative impact on revenue from acquisitions, net of dispositions, period to period was primarily due to dispositions in the Execution & Support discipline in the first and second quarters of 2023, including the sale of our research businesses, as well as the disposition of our businesses in Russia in the first quarter of 2022, partially offset by acquisitions in our Advertising & Media and Public Relations disciplines during the year.
The changes in worldwide revenue across our principal regional markets were: North America increased $95.0 million, Europe increased $256.4 million, Asia-Pacific increased $31.0 million and Latin America increased $57.8 million.
In North America for 2023 compared to the prior year period, increased organic revenue was driven primarily by the performance in the United States, especially in the Advertising & Media discipline, led by our media business, and our Precision Marketing, and Healthcare disciplines, partially offset by negative performance in our Experiential and Commerce & Branding disciplines, which faced difficult comparisons to the prior year, and our Execution & Support discipline.
In Europe, organic revenue for 2023 increased compared to 2022 across most countries of our major markets and in substantially all disciplines, especially our Advertising & Media discipline, led by our media business, and our Experiential discipline, partially offset by a decrease in our Public Relations discipline. Foreign currency changes increased revenue for 2023, primarily as a result of the strengthening of the Euro and British Pound against the U.S. Dollar period to period.
In Latin America, organic revenue for 2023 increased in all of our disciplines, led by our Advertising & Media discipline, and in substantially all countries in the region. The strengthening of most currencies, especially the Mexican Peso and Brazilian Real, partially offset by the weakening of the Argentine Peso against the U.S. Dollar, increased revenue in 2023 compared to 2022.
In Asia-Pacific, organic revenue for 2023 increased compared to 2022 across most major markets in the region, especially China, India, Australia, and Japan, and was led by our media business in our Advertising & Media discipline and our Experiential discipline. The organic revenue growth was partially offset by the weakening of certain foreign currencies against the U.S. Dollar period to period, especially the Australian Dollar, Japanese Yen, and Chinese Renminbi.
The changes in worldwide revenue in 2023, compared to 2022, in our fundamental disciplines were: Advertising & Media increased $457.3 million, Precision Marketing increased $46.9 million, Commerce & Branding increased $5.6 million, Experiential increased $15.8 million, Execution & Support decreased $189.1 million, Public Relations increased $26.2 million, and Healthcare increased $40.4 million.
A summary of our full year consolidated results of operations period-over-period is as follows:

	2023	2022	$ Change	% Change
Revenue	$14,692.2	$14,289.1	$403.1	2.8%
Operating Income[2,3]	$2,104.7	$2,083.3	$21.4	1.0%
Operating Margin[2,3]	14.3%	14.6%		(0.3)%
Interest expense, net	$111.8	$137.9	$(26.1)	(18.9)%
Net Income - Omnicom Group Inc.[2,3]	$1,391.4	$1,316.5	$74.9	5.7%
Net Income per Share - Omnicom Group Inc.: Diluted[2,3]	$6.91	$6.36	$0.55	8.6%
EBITA[1,2,3]	$2,185.0	$2,163.6	$21.4	1.0%
EBITA Margin[1,2,3]	14.9%	15.1%		(0.2)%
1) Reconciliation of Non-GAAP Financial Measures on page 25.
2) For the year ended December 31, 2023, operating expenses included real estate operating lease impairment charges, severance, and other exit costs of $191.5 million ($145.5 million after tax) related to repositioning actions we took in the first and second quarters of 2023 to reduce our real estate requirements, rebalance our workforce, and consolidate operations in certain markets (see Note 13 to the consolidated financial statements). In addition, in the second quarter of 2023, we recorded a gain of $78.8 million ($55.9 million after tax) on disposition of certain of our research businesses in the Execution & Support discipline (see Note 14 to the consolidated financial statements). Included in the fourth quarter of 2023 within selling, general and administrative expenses are acquisition transaction costs of $14.5 million, primarily related to the purchase of Flywheel Digital in January 2024 (see Note 5 to the consolidated financial statements). The net aggregate impact of these items on Operating Income for the year ended December 31, 2023 was a reduction of $127.2 million ($102.6 million after tax). The net aggregate effect of these items for the year ended December 31, 2023 to diluted net income per share - Omnicom Group Inc. was a decrease of $0.50 (see Notes 13 and 14 to the consolidated financial statements).
3) For December 31, 2022, operating expenses included $113.4 million of charges recorded in the first quarter of 2022, as well as an additional net income tax charge of $4.8 million, related to the disposition of our businesses in Russia, which reduced net income - Omnicom Group Inc. by $118.2 million and diluted net income per share - Omnicom Group Inc. by $0.57 (see Note 15 to the consolidated financial statements).
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
Our acquisition strategy is focused on acquiring the expertise of an assembled workforce, and in some cases their associated technological capabilities and assets, in order to continue to build upon the core capabilities of our various strategic business platforms and agency brands through the expansion of their geographic reach or their service capabilities to better serve our clients. Additional key factors we consider include the competitive position and specialized know-how of the acquisition targets. Accordingly, as is typical in most service businesses, a substantial portion of the assets we acquire are intangible assets primarily consisting of the know-how of the personnel, which is treated as part of goodwill and is not required to be valued separately under U.S. GAAP. For each acquisition, we undertake a detailed review to identify other intangible assets that are required to be valued separately. A significant portion of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names. In valuing these identified intangible assets, we typically use an income approach and consider comparable market participant measurements.
In 2023, to better align with our internal financial processes, the date of our annual impairment test was changed from June 30 to May 1. We will continue to evaluate goodwill for impairment at least annually at May 1 and whenever events or circumstances indicate the carrying value may not be recoverable. Under FASB ASC Topic 350, Intangibles - Goodwill and Other, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value (Step 0) or proceeding directly to the quantitative goodwill impairment test. While there were no trigger events that required us to perform a quantitative test, we performed the annual quantitative impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. We identified our regional reporting units as components of our operating segments, which are our six global agency networks. The regional reporting units and practice areas monitor performance and are responsible for the agencies in their region. The regional reporting units report to the segment managers and facilitate the administrative and logistical requirements of our key client matrix organization structure for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and in FASB ASC Topic 350. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, and the employees share similar skill sets. The main economic components of each agency are employee compensation and related costs, and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired business into our virtual client network strategy.

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
The assumptions used for the long-term growth rate and WACC in our evaluations:

	May 1, 2023	June 30, 2022
Long-Term Growth Rate	3.5%	3.5%
WACC	11.0% - 11.4%	11.1% - 12.0%
Long-term growth rate represents our estimate of the long-term growth rate for our industry and the geographic markets we operate in. For the past ten years, the average historical revenue growth rate of our reporting units and the Average Nominal GDP, or NGDP, growth of the countries comprising the major markets that account for substantially all of our revenue, was approximately 3.5% and 4.4%, respectively. We considered this history when determining the long-term growth rates used in our annual impairment test at May 1, 2023. Included in the 10-year history are the full year 2020 results that reflected the negative impact of the COVID-19 pandemic on the global economy and our revenue. We believe marketing expenditures over the long term have a high correlation to NGDP. Based on our past performance, we also believe that our growth rate can exceed NGDP growth in the short-term, notwithstanding the current inflationary environment, in the markets we operate in, which are similar across our reporting units. Accordingly, for our annual test as of May 1, 2023, we used an estimated long-term growth rate of 3.5%.
When performing the annual impairment test as of May 1, 2023 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as recent industry and market specific conditions. In the first half of 2023, our organic revenue increase was 4.3%, which excluded our net disposition activity and the impact from changes in foreign exchange rates.
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

We will continue to perform our impairment test each year at May 1, unless events or circumstances trigger the need for an interim impairment test. There were no events through December 31, 2023 that would change our impairment assessment. The estimates used in our goodwill impairment test do not constitute forecasts or projections of future results of operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units as of the valuation date. We believe that our estimates and assumptions are reasonable, but they are subject to change from period to period. Actual results of operations and other factors will likely differ from the estimates used in our discounted cash flow valuation, and it is possible that differences could be significant. A change in the estimates we use could result in a decline in the estimated fair value of one or more of our reporting units from the amounts derived as of our latest valuation and could cause us to fail our goodwill impairment test if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in a non-cash impairment charge and may have an adverse effect on our results of operations and financial position. Additional information about acquisitions and goodwill appears in Notes 2, 5 and 6 to the consolidated financial statements.
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
Performance Obligations. In substantially all our disciplines, the performance obligation is to provide advisory and consulting services at an agreed-upon level of effort to accomplish the specified engagement. Our client contracts are comprised of diverse arrangements involving fees based on any one or a combination of the following: an agreed fee or rate per hour for the level of effort expended by our employees; commissions based on the client’s spending for media purchased from third parties; qualitative or quantitative incentive provisions specified in the contract; and reimbursement for third-party costs that we are required to include in revenue when we control the vendor services related to such costs and we act as principal. The transaction price of a contract is allocated to each distinct performance obligation based on its relative stand-alone selling price and is recognized as revenue when, or as, the customer receives the benefit of the performance obligation. Clients typically receive and consume the benefit of our services as they are performed. Substantially all our client contracts provide that we are compensated for services performed to date and allow for cancellation by either party on short notice, typically 90 days, without penalty.
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
However, the inclusion of billings related to third-party direct costs in revenue depends on whether we act as a principal or as an agent in the client arrangement. In most of our businesses, including advertising, which also includes studio production efforts and media planning and buying services, public relations, healthcare advertising, precision marketing, commerce and branding, we act as an agent and arrange, at the client’s direction, for third parties to perform certain services. In these cases, we do not control the goods or services prior to the transfer to the client. As a result, revenue is recorded net of these costs, equal to the amount retained for our fee or commission.
In certain businesses, we may act as principal when contracting for third-party services on behalf of our clients. In our experiential business and most of our execution and support businesses, including field marketing and certain specialty marketing businesses, we act as principal because we control the specified goods or services before they are transferred to the client and we are responsible for providing the specified goods or services, or we are responsible for directing and integrating third-party vendors to fulfill our performance obligation at the agreed upon contractual price. In such arrangements, we also take pricing risk under the terms of the client contract. In certain specialty media buying businesses, we act as principal when we control the buying process for the purchase of the media and contract directly with the media vendor. In these arrangements, we assume the pricing risk under the terms of the client contract. When we act as principal, we include billable amounts related to third-party costs in the transaction price and record revenue over time at the gross amount billed, including out-of-pocket costs, consistent with the manner that we recognize revenue for the underlying services contract. However, in media buying contracts where we act as principal, we recognize revenue at a point in time, typically when the media is run, including when it is not subject to cancellation by the client or media vendor.
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
NEW ACCOUNTING STANDARDS
See Note 24 to the consolidated financial statements for information on the adoption of new accounting standards and accounting standards not yet adopted.

CONSOLIDATED RESULTS OF OPERATIONS
The period-over-period change in results of operations were:

	Full Year			2023 v. 2022	2022 v. 2021
	2023	2022	2021	$ Change	$ Change
Revenue	$14,692.2	$14,289.1	$14,289.4	$403.1	$(0.3)
Operating Expenses:
Salary and service costs	10,701.2	10,325.9	10,402.0	375.3	(76.1)
Occupancy and other costs	1,168.8	1,168.6	1,148.2	0.2	20.4
Real estate and other repositioning costs[1]	191.5	—	—	191.5	—
Charges arising from the effects of the war in Ukraine[2]	—	113.4	—	(113.4)	113.4
Gain on disposition of subsidiary[1,3]	(78.8)	—	(50.5)	(78.8)	50.5
Cost of services	11,982.7	11,607.9	11,499.7	374.8	108.2
Selling, general and administrative expenses[1]	393.7	378.5	379.7	15.2	(1.2)
Depreciation and amortization	211.1	219.4	212.1	(8.3)	7.3
Total operating expenses	12,587.5	12,205.8	12,091.5	381.7	114.3
Operating Income	2,104.7	2,083.3	2,197.9	21.4	(114.6)
Interest Expense	218.5	208.6	236.4	9.9	(27.8)
Interest Income	106.7	70.7	27.3	36.0	43.4
Income Before Income Taxes and Income From Equity Method Investments	1,992.9	1,945.4	1,988.8	47.5	(43.4)
Income Tax Expense	524.9	546.8	488.7	(21.9)	58.1
Income From Equity Method Investments	5.2	5.2	7.5	—	(2.3)
Net Income	1,473.2	1,403.8	1,507.6	69.4	(103.8)
Net Income Attributed To Noncontrolling Interests	81.8	87.3	99.8	(5.5)	(12.5)
Net Income - Omnicom Group Inc.[1,2,3]	$1,391.4	$1,316.5	$1,407.8	$74.9	$(91.3)
Net Income Per Share - Omnicom Group Inc.:
Basic	$6.98	$6.40	$6.57	$0.58	$(0.17)
Diluted[1,2]	$6.91	$6.36	$6.53	$0.55	$(0.17)

Revenue	$14,692.2	$14,289.1	$14,289.4	$403.1	$(0.3)
Operating Margin %	14.3%	14.6%	15.4%	(0.3)%	(0.8)%
EBITA	$2,185.0	$2,163.6	$2,277.9	$21.4	$(114.3)
EBITA Margin %	14.9%	15.1%	15.9%	(0.2)%	(0.8)%
1) For the year ended December 31, 2023, operating expenses included real estate operating lease impairment charges, severance, and other exit costs of $191.5 million ($145.5 million after tax) related to repositioning actions we took in the first and second quarters of 2023 to reduce our real estate requirements, rebalance our workforce, and consolidate operations in certain markets (see Note 13 to the consolidated financial statements). In addition, in the second quarter of 2023, we recorded a gain of $78.8 million ($55.9 million after tax) on disposition of certain of our research businesses in the Execution & Support discipline (see Note 14 to the consolidated financial statements). Included in the fourth quarter of 2023 within selling, general and administrative expenses are acquisition transaction costs of $14.5 million, primarily related to the purchase of Flywheel Digital in January 2024 (see Note 5 to the consolidated financial statements). The net aggregate impact of these items on Operating Income for the year ended December 31, 2023 was a reduction of $127.2 million ($102.6 million after tax). The net aggregate effect of these items for the year ended December 31, 2023 to diluted net income per share - Omnicom Group Inc. was a decrease of $0.50 (see Notes 13 and 14 to the consolidated financial statements).
2) For the year ended December 31, 2022, operating expenses included $113.4 million of charges recorded in the first quarter of 2022, as well as an additional net income tax charge of $4.8 million, related to the disposition of our businesses in Russia, which reduced net income - Omnicom Group Inc. by $118.2 million and diluted net income per share - Omnicom Group Inc. by $0.57 (see Note 15 to the consolidated financial statements).
3) For the year ended December 31, 2021, operating expenses were favorably impacted by the $50.5 million gain recorded in connection with the disposition in the Advertising & Media discipline.

Revenue
The components of period-over-period revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were:

	Total		Domestic		International
	$	%	$	%	$	%
Twelve Months Ended December 31, 2022	$14,289.1		$7,367.3		$6,921.8
Components of revenue change:
Foreign exchange rate impact	(28.3)	(0.2)%	—	—%	(28.3)	(0.4)%
Acquisition revenue, net of disposition revenue	(153.1)	(1.1)%	(87.2)	(1.2)%	(65.9)	(1.0)%
Organic growth	584.5	4.1%	191.5	2.6%	393.0	5.7%
Twelve Months Ended December 31, 2023	$14,692.2	2.8%	$7,471.6	1.4%	$7,220.6	4.3%

	Total		Domestic		International
	$	%	$	%	$	%
Twelve Months Ended December 31, 2021	$14,289.4		$7,245.9		$7,043.5
Components of revenue change:
Foreign exchange rate impact	(681.0)	(4.8)%	—	—%	(681.0)	(9.7)%
Acquisition revenue, net of disposition revenue	(665.6)	(4.7)%	(505.5)	(7.0)%	(160.1)	(2.3)%
Organic growth	1,346.3	9.4%	626.9	8.7%	719.4	10.2%
Twelve Months Ended December 31, 2022	$14,289.1	—%	$7,367.3	1.7%	$6,921.8	(1.7)%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $14,720.5 million and $14,970.1 million for the Total column for December 31, 2023 and December 31, 2022, respectively). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($14,692.2 million less $14,720.5 million and $14,289.1 million less $14,970.1 million for the Total column for December 31, 2023 and December 31, 2022, respectively).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($14,289.1 million and $14,289.4 million for the Total column for December 31, 2023, and December 31, 2022, respectively).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at February 1, 2024 remain unchanged, we expect the impact of changes in foreign exchange rates will be flat in the first quarter of 2024 and for the full year. Based on our acquisition and disposition activity to date, we expect that the net impact will increase revenue by 1.50% in the first quarter of 2024 and 2.0% for the full year.
Revenue by Discipline
To monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: Advertising & Media, Precision Marketing, Commerce & Branding, Experiential, Execution & Support, Public Relations, and Healthcare.

The period-over-period change in revenue and organic growth by discipline was:

	Full Year
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising & Media	$7,891.2	53.7%	$7,433.9	52.0%	$457.3	6.5%
Precision Marketing	1,473.5	10.0%	1,426.6	10.0%	46.9	3.1%
Commerce & Branding	853.7	5.8%	848.1	5.9%	5.6	1.2%
Experiential	651.4	4.4%	635.6	4.4%	15.8	3.0%
Execution & Support	880.8	6.0%	1,069.9	7.5%	(189.1)	(1.0)%
Public Relations	1,578.9	10.7%	1,552.7	10.9%	26.2	(0.8)%
Healthcare	1,362.7	9.4%	1,322.3	9.3%	40.4	3.8%
Revenue	$14,692.2		$14,289.1		$403.1	4.1%

	Full Year
	2022		2021		2022 vs. 2021
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising & Media	$7,433.9	52.0%	$7,966.2	55.7%	$(532.3)	7.3%
Precision Marketing	1,426.6	10.0%	1,205.2	8.4%	221.4	17.0%
Commerce & Branding	848.1	5.9%	802.2	5.6%	45.9	11.7%
Experiential	635.6	4.4%	536.0	3.8%	99.6	26.4%
Execution & Support	1,069.9	7.5%	1,115.9	7.8%	(46.0)	3.9%
Public Relations	1,552.7	10.9%	1,398.2	9.8%	154.5	13.7%
Healthcare	1,322.3	9.3%	1,265.7	8.9%	56.6	7.1%
Revenue	$14,289.1		$14,289.4		$(0.3)	9.4%
Effective January 1, 2023, we realigned the classification of certain services primarily within our Commerce & Branding, Execution & Support, and Experiential disciplines, and prior year amounts have been reclassified.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 3.0% and 2.7% of revenue for 2023 and 2022, respectively. Our ten largest and 100 largest clients represented 20.2% and 54.5% of revenue for 2023, respectively, and 19.1% and 53.1% of revenue for 2022, respectively.
2023 v. 2022
The period-over-period change in worldwide revenue for 2023, in our fundamental disciplines was: Advertising & Media increased $457.3 million, Precision Marketing increased $46.9 million, Commerce & Branding increased $5.6 million, Experiential increased $15.8 million, Execution & Support decreased $189.1 million, Public Relations increased $26.2 million, and Healthcare increased $40.4 million. Organic revenue increased across substantially all of our disciplines, except for Public Relations, which faced a difficult comparison to the prior year, and Execution & Support. The impact of foreign exchange translation slightly reduced our revenue. The decrease in revenue from foreign exchange translation was primarily related to the weakening of several currencies against the U.S. Dollar, including the Australian Dollar, Canadian Dollar, Japanese Yen, and Chinese Renminbi, partially offset by the Euro and British Pound, which strengthened against the U.S. Dollar compared to the prior year. The negative impact on revenue from acquisitions, net of dispositions, period to period was primarily due to dispositions in the Execution & Support discipline in the first and second quarters of 2023, including the sale of our research businesses, as well as the disposition of our businesses in Russia in the first quarter of 2022, partially offset by acquisitions in our Advertising & Media and Public Relations disciplines during the year.
2022 v. 2021
The changes in worldwide revenue in 2022, compared to 2021, in our fundamental disciplines was: Advertising & Media decreased $532.3 million, Precision Marketing increased $221.4 million, Commerce & Branding increased $45.9 million, Experiential increased $99.6 million, Execution & Support decreased $46.0 million, Public Relations increased $154.5 million, and Healthcare increased $56.6 million. Organic revenue increased across all disciplines. The impact of foreign exchange translation decreased revenue period to period as substantially all foreign currencies weakened against the U.S. Dollar, especially the British Pound and the Euro. The decrease in revenue in our Advertising & Media discipline period to period was primarily the result of the disposition of our businesses in Russia.

Revenue by Geography
The period-over-period change in revenue and organic growth in our geographic markets was:

	Full Year
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Americas:
North America	$7,951.0	54.2%	$7,856.0	55.0%	$95.0	2.6%
Latin America	386.8	2.6%	329.0	2.3%	57.8	13.0%
EMEA:
Europe	4,266.9	29.0%	4,010.5	28.1%	256.4	6.2%
Middle East and Africa	309.6	2.1%	346.7	2.4%	(37.1)	(5.8)%
Asia-Pacific	1,777.9	12.1%	1,746.9	12.2%	31.0	6.0%
Revenue	$14,692.2		$14,289.1		$403.1	4.1%

	Full Year
	2022		2021		2022 vs. 2021
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Americas:
North America	$7,856.0	55.0%	$7,709.7	53.9%	$146.3	8.7%
Latin America	329.0	2.3%	296.1	2.1%	32.9	14.1%
EMEA:
Europe	4,010.5	28.1%	4,219.6	29.5%	(209.1)	10.1%
Middle East and Africa	346.7	2.4%	267.6	1.9%	79.1	33.2%
Asia-Pacific	1,746.9	12.2%	1,796.4	12.6%	(49.5)	6.6%
Revenue	$14,289.1		$14,289.4		$(0.3)	9.4%
The period-over-period change in worldwide revenue across our geographic markets for 2023 was: North America increased $95.0 million, or 1.2%, Latin America increased $57.8 million, or 17.6%, Europe increased $256.4 million, or 6.4%, the Middle East and Africa decreased $37.1 million, or 10.7%, and Asia-Pacific increased $31.0 million, or 1.8%. Organic revenue for 2023 increased across most countries within our major markets.
The period-over-period change in worldwide revenue across our geographic markets for 2022 was: North America increased $146.3 million, or 1.9%, Latin America increased $32.9 million, or 11.1%, Europe decreased $209.1 million, or 5.0%, the Middle East and Africa increased $79.1 million, or 29.6%, and Asia-Pacific decreased $49.5 million, or 2.8%. Organic revenue for 2022 increased across all countries within our major markets.
North America
2023 vs. 2022
In North America for 2023 compared to the prior year period, increased organic revenue was driven primarily by the performance in the United States, especially in the Advertising & Media discipline, led by our media business, and our Precision Marketing, and Healthcare disciplines, partially offset by negative performance in our Experiential and Commerce & Branding disciplines, which faced difficult comparisons to the prior year, and our Execution & Support discipline. Acquisitions net of dispositions negatively impacted revenue, primarily as a result of dispositions in the Execution & Support discipline in the first and second quarters of 2023, including the sale of our research businesses, partially offset by acquisitions during the year in the Advertising & Media, Precision Marketing, and Public Relations disciplines.
2022 vs. 2021
In North America, organic revenue increased across all our disciplines for 2022 compared to 2021, especially in our Advertising & Media, Precision Marketing and Public Relations disciplines, and was substantially offset by a reduction in acquisition revenue, net of disposition revenue, primarily due to the disposition in the Advertising & Media discipline in the second quarter of 2021.

Latin America
2023 vs. 2022
In Latin America, organic revenue for 2023 increased in all of our disciplines, led by our Advertising & Media discipline, and in substantially all countries in the region. The strengthening of most currencies, especially the Mexican Peso and Brazilian Real, partially offset by the weakening of the Argentine Peso against the U.S. Dollar, increased revenue in 2023 compared to 2022.
2022 vs. 2021
In Latin America, organic revenue for 2022, increased in most countries in the region, especially Brazil and Colombia. The increase in organic revenue was partially offset by negative performance in Mexico and the weakening of most currencies in the region against the U.S. Dollar.
EMEA
2023 vs. 2022
Europe
In Europe, organic revenue for 2023 increased compared to 2022 across most countries of our major markets and in substantially all disciplines, especially our Advertising & Media discipline, led by our media business, and our Experiential discipline, partially offset by a decrease in our Public Relations discipline. Foreign currency changes increased revenue for 2023, primarily as a result of the strengthening of the Euro and British Pound against the U.S. Dollar period to period. Acquisition revenue, net of disposition revenue, reduced revenue compared to the prior year, primarily due to the disposition of our businesses in Russia in the first quarter of 2022 and the disposition of certain businesses, primarily our research businesses in the Execution & Support discipline in the second quarter of 2023. Total revenue in the U.K. increased 4.0% in 2023 to $1,587.3 million. Organic revenue growth period to period in the U.K. was 4.7%, with growth across most disciplines, led by our media business in our Advertising & Media discipline, partially offset by negative performance in our Precision Marketing and Public Relations disciplines. In Continental Europe, which includes the Euro Zone and the other European countries, organic growth period to period of 7.2% was led by Italy, France, and Germany across substantially all disciplines.
2022 vs. 2021
Europe
In Europe, organic revenue for 2022, increased in substantially all countries and in all disciplines, especially our Advertising & Media discipline, which was led by our media business, our Precision Marketing and Public Relations disciplines, and our Experiential discipline, as it continued to recover from the impact of the pandemic. The increase in organic revenue was offset by the weakening of substantially all foreign currencies against the U.S. Dollar, especially the British Pound and the Euro, as well as the disposition of our businesses in Russia in the first quarter of 2022.
Middle East and Africa 2023 vs. 2022 vs. 2021
In the Middle East and Africa for 2023, organic revenue decreased compared to 2022, primarily as a result of our Experiential discipline, which faced difficult comparisons in the region, partially offset by our Advertising & Media discipline. For 2023, the weakening of certain currencies in the region against the U.S. Dollar also decreased revenue period to period. For 2022 as compared to 2021, the increase in organic revenue was primarily related to the FIFA World Cup in the fourth quarter of 2022.
Asia-Pacific
2023 vs. 2022
In Asia-Pacific, organic revenue for 2023 increased compared to 2022 across most major markets in the region, especially China, India, Australia, and Japan, and was led by our media business in our Advertising & Media discipline and our Experiential discipline. The organic revenue growth was partially offset by the weakening of certain foreign currencies against the U.S. Dollar period to period, especially the Australian Dollar, Japanese Yen, and Chinese Renminbi.
2022 vs. 2021
In Asia-Pacific, organic revenue increased in most disciplines for 2022 compared to 2021, especially our Advertising & Media discipline, which was led by our media business, and in most of our major markets in the region, particularly Australia, India, Japan, and Korea. The increase in organic revenue was offset by the weakening of all currencies in the region against the U.S. Dollar and negative performance in our Experiential discipline, primarily caused by prolonged COVID-19 lockdowns in China.

Revenue by Industry
Revenue by type of client industry sector was:

	Full Year
	2023	2022	2021
Pharmaceuticals and Healthcare	16%	16%	15%
Food and Beverage	15%	14%	14%
Auto	12%	10%	10%
Technology	8%	11%	11%
Consumer Products	8%	8%	8%
Financial Services	8%	7%	7%
Travel and Entertainment	6%	7%	7%
Retail	6%	6%	7%
Telecommunications	4%	5%	5%
Government	4%	3%	3%
Services	3%	2%	2%
Oil, Gas and Utilities	2%	2%	2%
Not-for-Profit	1%	1%	1%
Education	1%	1%	1%
Other	6%	7%	7%
Total	100%	100%	100%
Operating Expenses
The period-over-period change in operating expenses was:

	Full Year
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$14,692.2		$14,289.1		$403.1	2.8%
Operating Expenses:
Salary and service costs:
Salary and related costs	7,212.8	49.1%	7,197.9	50.4%	14.9	0.2%
Third-party service costs	2,917.9	19.9%	2,585.5	18.1%	332.4	12.9%
Third-party incidental costs	570.5	3.9%	542.5	3.8%	28.0	5.2%
Total salary and service costs	10,701.2	72.8%	10,325.9	72.3%	375.3	3.6%
Occupancy and other costs	1,168.8	8.0%	1,168.6	8.2%	0.2	—%
Real estate and other repositioning costs	191.5	1.3%	—	—%	191.5
Charges arising from the effects of the war in Ukraine	—	—%	113.4	0.8%	(113.4)
Gain on disposition of subsidiary	(78.8)	(0.5)%	—	—%	(78.8)
Cost of services	11,982.7		11,607.9		374.8	3.2%
Selling, general and administrative expenses	393.7	2.7%	378.5	2.6%	15.2	4.0%
Depreciation and amortization	211.1	1.4%	219.4	1.5%	(8.3)	(3.8)%
Total operating expenses	12,587.5	85.7%	12,205.8	85.4%	381.7	3.1%
Operating Income	$2,104.7	14.3%	$2,083.3	14.6%	$21.4	1.0%

	Full Year
	2022		2021		2022 vs. 2021
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$14,289.1		$14,289.4		$(0.3)	—%
Operating Expenses:
Salary and service costs:
Salary and related costs	7,197.9	50.4%	6,971.0	48.8%	226.9	3.3%
Third-party service costs	2,585.5	18.1%	2,979.1	20.8%	(393.6)	(13.2)%
Third-party incidental costs	542.5	3.8%	451.9	3.2%	90.6	20.0%
Total salary and service costs	10,325.9	72.3%	10,402.0	72.8%	(76.1)	(0.7)%
Occupancy and other costs	1,168.6	8.2%	1,148.2	8.0%	20.4	1.8%
Charges arising from the effects of the war in Ukraine	113.4	0.8%	—	—%	113.4
Gain on disposition of subsidiary	—	—%	(50.5)	(0.4)%	50.5
Cost of services	11,607.9		11,499.7		108.2	0.9%
Selling, general and administrative expenses	378.5	2.6%	379.7	2.7%	(1.2)	(0.3)%
Depreciation and amortization	219.4	1.5%	212.1	1.5%	7.3	3.4%
Total operating expenses	12,205.8	85.4%	12,091.5	84.6%	114.3	0.9%
Operating Income	$2,083.3	14.6%	$2,197.9	15.4%	$(114.6)	(5.2)%
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
2023 vs. 2022
Operating expenses in 2023 increased 3.1% to $12,587.5 million from $12,205.8 million. Included in operating expenses for 2023 is the net impact of the gain on disposition of certain research businesses in our Execution & Support discipline, of $78.8 million, repositioning costs related to real estate and other exit charges and severance costs of $191.5 million (see Notes 13 and 14 to the consolidated financial statements) and acquisition transaction costs of $14.5 million, primarily related to the Flywheel Digital acquisition that closed in January 2024.
The changes in our operating expenses period-over-period from foreign currency translation decreased slightly, in line with the percentage decrease in revenue from 2023 and 2022.
2022 vs. 2021
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
Operating Expenses - Salary and Service Costs
2023 vs. 2022
Salary and service costs in 2023, which tend to fluctuate with changes in revenue, are comprised of salary and related costs, third-party service costs, and third-party incidental costs. Salary and service costs for 2023 compared to the prior year period increased $375.3 million, or 3.6%, to $10,701.2 million. Salary and related costs for 2023 increased $14.9 million, or 0.2%, to $7,212.8 million, primarily due to an increase in headcount. Headcount increased for 2023 as a result of organic growth and our acquisition activity; the increase was partially offset by the dispositions in our Execution & Support discipline in the first and second quarters of 2023. Third-party service costs for 2023 increased $332.4 million, or 12.9%, to $2,917.9 million due to changes in the mix of our businesses period to period, and were less impacted by the effects of our disposition activity during the year. Third-party incidental costs for 2023 increased $28.0 million, or 5.2%, to $570.5 million.
2022 vs. 2021
Salary and service costs in 2022, decreased $76.1 million, compared to 2021, reflecting a decrease in third-party service costs of $393.6 million, partially offset by an increase in third-party incidental costs of $90.6 million and an increase in salary and related service costs of $226.9 million. Third-party service costs decreased during the year primarily due to the disposition in the Advertising & Media discipline in the second quarter of 2021 and the disposition of our businesses in Russia in the first quarter of 2022. The increase in salary and related service costs primarily resulted from the increase in organic revenue and an increase in headcount, as well as an increase in travel and related costs, reflecting the post-pandemic return to the office of our workforce in most markets.
Operating Expenses - Occupancy and Other Costs
2023 vs. 2022
Occupancy and other costs for 2023, which are less directly linked to changes in revenue than salary and service costs, decreased slightly by $0.2 million year-over-year. Lower rent expense was partially offset by an increase in other occupancy costs in the year.
In connection with the transition to a flexible working environment, a hybrid model which allows for partial remote work, we took certain actions in the first quarter of 2023 to reduce and reposition our office lease portfolio and recorded a charge of $119.2 million, which included an $80.4 million non-cash impairment charge for operating lease right-of-use, or ROU, assets, $20.0 million for the write-off of the net book value of leasehold improvements at the affected locations, and $18.8 million of other lease obligations that will be paid in less than one year. Substantially all of the operating lease payments related to the ROU assets will be paid out over three years (see Note 13 to the consolidated financial statements).
2022 vs. 2021
Occupancy and other costs for 2022 increased $20.4 million year-over-year, primarily due to an increase in general office expenses and other costs, resulting from the return of our workforce to the office, partially offset by lower rent and other occupancy costs.
Operating Expenses - Selling, General & Administrative Expenses
SG&A expenses primarily consist of third-party marketing costs, professional fees, and compensation and benefits and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs. SG&A expenses for 2023 compared to 2022 increased by $15.2 million, primarily as a result of higher professional fees in connection with our acquisition activity during the year, including the Flywheel Digital acquisition, which closed in January 2024. SG&A expenses for 2022 compared to 2021 were flat.
Operating Income
2023 vs. 2022
Operating income for 2023 compared to 2022, increased $21.4 million to $2,104.7 million, and operating margin decreased to 14.3% from 14.6%. EBITA decreased $21.4 million to $2,185.0 million, and EBITA margin decreased to 14.9% from 15.1%. In 2023, the effect of the real estate and other repositioning costs, the gain on disposition of subsidiaries (see Notes 13 and 14 to the audited consolidated financial statements) and acquisition transaction costs, reduced both operating income and EBITA by $127.2 million, and reduced operating margin by 0.9% and EBITA margin by 0.8%. Operating income and EBITA in 2022 included a reduction of $113.4 million related to the war in Ukraine (see Note 15 to the consolidated financial statements), which decreased both operating margin and EBITA margin by 0.8%.
2022 vs. 2021
Operating income decreased $114.6 million to $2,083.3 million, operating margin decreased to 14.6% from 15.4%, and EBITA margin decreased to 15.1% from 15.9%. Operating profit, operating margin and EBITA margin for 2022 were negatively impacted by the $113.4 million charges arising from the effects of the war in Ukraine. Operating profit, operating margin and EBITA margin for 2021 were favorably impacted by the $50.5 million gain recorded in connection with dispositions in the Advertising & Media discipline.

Net Interest Expense
2023 vs. 2022
Net interest expense in 2023 decreased $26.1 million year-over-year to $111.8 million. Interest expense increased by $9.9 million year-over-year, primarily related to non-cash interest charges on pension and other postemployment benefits (see Note 12 to the consolidated financial statements). Interest income in 2023 increased $36.0 million year-over-year to $106.7 million, primarily as a result of higher interest rates on cash balances. Looking ahead we expect net interest expense to increase in 2024, primarily as a result of lower average cash balances resulting from the funding of the Flywheel Digital purchase, with cash on-hand in January 2024, as well as the expectation of lower investing rates overall.
2022 vs. 2021
Net interest expense in 2022 decreased $71.2 million year-over-year to $137.9 million. Interest expense on debt decreased $21.9 million to $191.3 million in 2022 compared to 2021, primarily as a result of the benefit from the early redemption in May 2021 of all the outstanding $1.250 billion 3.625% Senior Notes due 2022, or 2022 Notes, which was partially offset by the issuance of the 2.60% Senior Notes due 2031 in May 2021, and the issuance of the £325 million 2.25% Senior Notes due 2033 in November 2021. Interest expense for 2021 includes a loss of $26.6 million on the early redemption of the 2022 Notes. Interest income in 2022 increased $43.4 million to $70.7 million year-over-year, primarily as a result of higher interest rates on our cash balances and our short-term investments.
Income Taxes
2023 vs. 2022
Our effective tax rate for 2023 decreased period-over-period to 26.3% from 28.1%. The higher effective tax rate for 2022 was predominantly the result of the non-deductibility of the $113.4 million charge recorded in the first quarter of 2022, arising from the effects of the war in Ukraine, as discussed below. Looking ahead to 2024 we expect our tax rate to increase to 27% primarily related to increases in the statutory rates of certain international markets.
The Inflation Reduction Act of 2022, or IRA, levies a 1% excise tax on net stock repurchases after December 31, 2022. The excise tax is recorded as a cost of acquiring treasury stock and is not material. Additionally, the IRA imposes a 15% corporate alternative minimum tax, or CAMT, for tax years beginning after December 31, 2022. The CAMT is not expected to have a material impact on our results of operations or financial position.
Numerous foreign jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion, or Pillar Two, model rules issued by the Organization for Economic Co-operation and Development, or OECD. A minimum effective tax rate of 15% would apply to multinational companies with consolidated revenue above €750 million.
Under the Pillar Two rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. We do not expect the provisions effective in 2024 will have a materially adverse impact on our results of operations, financial position or cash flows.
2022 vs. 2021
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
Net Income and Net Income Per Share - Omnicom Group, Inc.
2023 vs. 2022
Net income - Omnicom Group Inc. in 2023 increased $74.9 million to $1,391.4 million from $1,316.5 million. The year-over-year increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased to $6.91 in 2023, from $6.36 in 2022, due to the factors described above and the impact of the reduction in our weighted average common shares outstanding resulting from the repurchases of our common stock, net of shares issued for stock option exercises and the employee stock purchase plan during the year. For 2023, the net impact of the real estate repositioning costs, gain on disposition of subsidiaries and acquisition transaction costs reduced net income - Omnicom Group Inc. by $102.6 million and diluted net income per share - Omnicom Group Inc. by $0.50.

2022 vs. 2021
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
NON-GAAP FINANCIAL MEASURES
We use certain non-GAAP financial measures in describing our performance. We use EBITA and EBITA Margin as additional operating performance measures, which exclude the non-cash amortization expense of intangible assets (primarily consisting of amortization of intangible assets arising from acquisitions). We define EBITA as earnings before interest, taxes, and amortization of intangible assets, and EBITA margin as EBITA divided by revenue. We believe EBITA and EBITA Margin are useful measures for investors to evaluate the performance of our business. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies.
Reconciliation of Non-GAAP Financial Measures
The following table reconciles the U.S. GAAP financial measure of Net Income- Omnicom Group Inc. to EBITA and EBITA Margin:

	Full Year
	2023	2022	2021
Net Income - Omnicom Group Inc.	$1,391.4	$1,316.5	$1,407.8
Net Income Attributed To Noncontrolling Interests	81.8	87.3	99.8
Net Income	1,473.2	1,403.8	1,507.6
Income From Equity Method Investments	5.2	5.2	7.5
Income Tax Expense	524.9	546.8	488.7
Income Before Income Taxes and Income From Equity Method Investments	1,992.9	1,945.4	1,988.8
Interest Expense	218.5	208.6	236.4
Interest Income	106.7	70.7	27.3
Operating Income	2,104.7	2,083.3	2,197.9
Add back: Amortization of intangible assets	80.3	80.3	80.0
Earnings before interest, taxes, and amortization of intangible assets (“EBITA”)	$2,185.0	$2,163.6	$2,277.9

Revenue	$14,692.2	$14,289.1	$14,289.4
EBITA	$2,185.0	$2,163.6	$2,277.9
EBITA Margin %	14.9%	15.1%	15.9%

LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Primary sources of short-term liquidity are net cash provided by operating activities and cash and cash equivalents. Additional liquidity sources include our $2.5 billion unsecured multi-currency revolving credit facility, or Credit Facility, the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, and access to the capital markets. In June 2023, we amended the Credit Facility to, among other things, extend its termination date to June 2, 2028, and transition the benchmark rate for U.S. Dollar denominated loans from LIBOR to the Secured Overnight Financing Rate, or SOFR. In addition, certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom, aggregating $516.2 million. Our liquidity sources fund our non-discretionary cash requirements and our discretionary spending.
On January 3, 2024, we entered into a Delayed Draw Term Loan Agreement, or Term Loan Facility, that provides for a delayed-draw term loan up to an aggregate principal amount of $600 million (see Note 7 to the consolidated financial statements).
Working capital, which we define as current assets minus current liabilities, is our principal non-discretionary funding requirement. Our working capital cycle typically peaks during the second quarter of the year due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. In addition, we have contractual obligations related to our long-term debt (principal and interest payments), recurring business operations, primarily related to lease obligations, and acquisition related obligations. Our principal discretionary cash spending includes dividend payments to common shareholders, capital expenditures, strategic acquisitions and repurchases of our common stock. On January 2, 2024, we acquired Flywheel Digital for a net cash purchase price of approximately $845 million (see Note 5 to the consolidated financial statements). We expect growth investment in Flywheel Digital and other technologies to increase our capital expenditures for 2024 compared to the prior year, which we will fund from operating cash flow.
Cash and cash equivalents increased $150.2 million from December 31, 2022. The increase was composed of:

Sources
Net cash provided by operating activities - as reported	$1,421.9
Plus: Decrease in operating capital	462.9
Principal cash sources	1,884.8
Uses
Capital expenditures	$(78.4)
Dividends paid to common shareholders	(562.7)
Dividends paid to noncontrolling interest shareholders	(70.9)
Acquisition payments, including payment of contingent purchase price obligations and acquisition of additional noncontrolling interests	(248.6)
Repurchases of common stock, net of proceeds from stock plans	(535.2)
Principal cash uses	(1,495.8)
Principal cash sources in excess of principal cash uses	389.0
Effect of foreign exchange rate changes on cash and cash equivalents	37.0
Other net financing and investing activities	187.1
Decrease in operating capital	(462.9)
Increase in cash and cash equivalents - as reported	$150.2
Principal cash sources and principal cash uses are Non-GAAP liquidity measures. These amounts exclude changes in operating capital and other investing and financing activities. This presentation reflects the metrics used by us to assess our sources and uses of cash and was derived from our consolidated statement of cash flows. We believe that this presentation is meaningful to understand the primary sources and uses of our cash flow and the effect on our cash and cash equivalents. Non-GAAP liquidity measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP liquidity measures as reported by us may not be comparable to similarly titled amounts reported by other companies. Additional information regarding our cash flows can be found in our consolidated statement of cash flows and Note 16 to the consolidated financial statements.
At December 31, 2023, we have the following contractual obligations:
•Outstanding fixed-rate debt maturing at various times with an aggregate principal amount of $5.7 billion, of which $750 million is due in 2024. Depending on the conditions in the credit markets, we may refinance this debt, or we may use cash from operations and temporarily access our Credit Facility or Term Loan Facility, to repay this debt. Future interest payments on our debt total $716.7 million, of which $155.4 million is payable in 2024.
•The liability for our operating and finance lease payments is $1,492.5 million, of which $309.3 million is due in 2024.

•The obligation for our defined benefit pension plans is $224.3 million, and the liability for our postemployment arrangements is $142.2 million. In 2023, we contributed $8.8 million to our defined benefit plans and paid $10.9 million for our postemployment arrangements. We do not expect these payments to increase significantly in 2024.
•The liability for contingent purchase price payments (earn-outs) is $229.5 million, of which $62.4 million is payable in 2024.
•The remaining balance for the transition tax on accumulated foreign earnings imposed by the Tax Cut and Jobs Act of 2017 is $68.9 million, of which $27.7 million is payable in 2024.
Based on past performance and current expectations, we believe that net cash provided by operating activities and cash and cash equivalents will be sufficient to meet our non-discretionary cash requirements for the next twelve months. In addition, and over the longer term, our Credit Facility and Term Loan Facility are available to fund our working capital and contractual obligations.
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
At December 31, 2023, our foreign subsidiaries held approximately $2.2 billion of our total cash and cash equivalents of $4.4 billion. Substantially all of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
Our net debt position as of December 31, 2023, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments decreased $33.1 million to $1.2 billion from December 31, 2022. The decrease in net debt primarily resulted from an increase in cash from net cash provided by operating activities of $1.4 billion, and the proceeds from the disposition of subsidiaries and other investing activities of $190 million, which is included in net cash provided by investing activities. These increases were substantially offset by our discretionary spending of $1.5 billion, primarily consisting of our financing and acquisition activities. In addition, the net effect of foreign exchange rate changes on cash and cash equivalents and on our foreign currency denominated debt increased net debt by $21.1 million.
Net debt:

	December 31,
	2023	2022
Short-term debt	$10.9	$16.9
Long-term debt, including current portion	5,639.6	5,577.2
Total debt	5,650.5	5,594.1
Less: Cash and cash equivalents and short-term investments	4,432.0	4,342.5
Net debt	$1,218.5	$1,251.6
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
Omnicom has fully and unconditionally guaranteed the obligations of Omnicom Capital Holdings plc, or OCH, a U.K.-based wholly owned subsidiary of Omnicom, with respect to the Sterling Notes. OCH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in EMEA, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OCH to obtain funds from their subsidiaries through dividends, loans or advances. The Sterling Notes and the related guarantee are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OCH and Omnicom, respectively.
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At December 31, 2023, we were in compliance with this covenant as our Leverage Ratio was 2.3 times. Neither the Credit Facility nor the Term Loan Facility limits our ability to declare or pay dividends or repurchase our common stock.
At December 31, 2023, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. The long-term debt indentures, Credit Facility and Term Loan Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
Credit Markets and Availability of Credit
In light of the uncertainty of future economic conditions, we will continue to take actions available to us to respond to changing economic conditions and will continue to manage our discretionary expenditures. We will also continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to the availability of our Credit Facility and Term Loan Facility, are sufficient to fund our near-term working capital needs and our discretionary spending. Information regarding our Credit Facility and Term Loan Facility is provided in Note 7 to the consolidated financial statements.
We have the ability to fund our day-to-day liquidity, including working capital, by issuing commercial paper or borrowing under the Credit Facility and Term Loan Facility. During 2021 and 2022, we did not issue commercial paper. For the year ended December 31, 2023, the maximum amount of commercial paper issued was $200 million, the average amount outstanding was $5.1 million, the average days outstanding were 1.7 days, and the weighted average interest rate was 5.24%.
We may issue commercial paper to fund our day-to-day liquidity when needed. However, disruptions in the credit markets may lead to periods of illiquidity in the commercial paper market and higher credit spreads. To mitigate any disruption in the credit markets and to fund our liquidity, we may borrow under the Credit Facility and Term Loan Facility or the uncommitted credit lines or access the capital markets if favorable conditions exist. We will continue to monitor closely our liquidity and conditions in the credit markets. We cannot predict with any certainty the impact on us of any disruptions in the credit markets. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements. Such additional financing may not be available on favorable terms, or at all.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We manage our exposure to foreign exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use net investment hedges to manage the volatility of foreign exchange rates on the investment in our foreign subsidiaries. We may use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors.
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivatives. We periodically determine the potential loss from market risk on our derivatives by performing a value-at-risk, or VaR, analysis. VaR is a statistical model that uses historical currency exchange rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2023 was not significant.
Foreign Currency Exchange Risk
In 2023, our international operations represented approximately 49% of our revenue. Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expenses of our foreign operations are denominated in the same local currency, the economic impact on operating margin is minimized. The effects of foreign currency exchange transactions on our results of operations are discussed in Note 2 to the consolidated financial statements.
We operate in all major international markets including the U.K., Euro Zone, Australia, Brazil, Canada, China and Japan. Our agencies transact business in more than 50 different currencies. As an integral part of our global treasury operations, we centralize our cash and use notional multicurrency pools to manage the foreign currency exchange risk that arises from imbalances between subsidiaries and their respective treasury centers. In addition, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward foreign exchange contracts. To manage this risk, at December 31, 2022, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $40.3 million. The net fair value of the forward foreign contracts at December 31, 2022, was not material (see Note 22 to the consolidated financial statements). There were no outstanding forward foreign exchange contracts at December 31, 2023.
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
We have fixed-to-fixed cross currency swaps with a notional value of $150 million that hedge a portion of the net investment in our Japanese subsidiaries against volatility in the Yen/U.S. Dollar exchange rate. The swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2025 and 2029. Changes in the fair value of the swaps are recognized in foreign currency translation and are reported in accumulated other comprehensive income (loss), or AOCI. Any gain or loss will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying operations. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. We receive net fixed U.S. Dollar interest payments. In 2023 and 2022, we recorded a reduction of interest expense of $6.6 million and $1.2 million, respectively. At December 31, 2023 and 2022, the liability for the swap fair value was $6.6 million and $16.5 million, respectively, and was recorded in long-term liabilities.
Interest Rate Risk
We may use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. There were no interest rate swaps in 2023 and 2022. Long-term debt at December 31, 2023 and 2022 consisted entirely of fixed-rate debt.
Credit Risk
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy, and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 3.0% of revenue in 2023. However, during periods of economic downturn, the credit profiles of our clients could change.
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
While we use various methods to manage the risk of payment default, including obtaining credit insurance, requiring payment in advance, mitigating the potential loss in the marketplace or negotiating with media providers, these may be insufficient, less available, or unavailable during a severe economic downturn.
Item 8. Financial Statements and Supplementary Data
See Item 15, “Exhibits, Financial Statement Schedules.”
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2023 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2023. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2023, dated February 7, 2024, which is included on page F-2 of this 2023 Form 10-K.
Item 9B. Other Information
During the fiscal quarter ended December 31, 2023, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in our definitive proxy statement, which is expected to be filed with the SEC within 120 days after December 31, 2023, in connection with the solicitation of proxies for our 2024 annual meeting of shareholders (the “2024 Proxy Statement”) and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185.
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
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

10.2
Delayed Draw Term Loan Agreement, dated as of January 3, 2024, among Omnicom Capital Inc., a Connecticut corporation, Omnicom Group Inc., a New York corporation, the initial lenders named therein, Citibank, N.A., BofA Securities, Inc., Barclays Bank PLC, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., HSBC Securities (USA), Inc., JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd., Société Générale, Sumitomo Mitsui Banking Corporation, TD Securities (USA), LLC, U.S. Bank National Association and Wells Fargo Securities, LLC, as lead arrangers and book managers, and Citibank, N.A., as administrative agent for the lenders (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) dated January 5, 2024 and incorporated herein by reference).

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

10.5	Standard form of the Director Indemnification Agreement (Exhibit 10.25 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 1989 and incorporated herein by reference).
10.6	Senior Management Incentive Plan as amended and restated on December 12, 2023.
10.7	Omnicom Group Inc. SERCR Plan (Exhibit 10.10 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2011 and incorporated herein by reference).
10.8	Form of Award Agreement under the Omnicom Group Inc. SERCR Plan (Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-10551) dated December 13, 2006 and incorporated herein by reference).
10.9	Form of Indemnification Agreement (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2007 and incorporated herein by reference).
10.10
Restricted Stock Unit Deferred Compensation Plan (Exhibit 10.16 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2008 (the “2008 10-K”) and incorporated herein by reference).

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

10.18	Omnicom Group Inc. 2013 Incentive Award Plan (Appendix A to our Proxy Statement (File No. 1-10551) filed on April 11, 2013 and incorporated herein by reference).
10.19	Director Compensation and Deferred Stock Program (Exhibit 10.19 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2016 and incorporated herein by reference).
10.20	Omnicom Group Inc. 2021 Incentive Award Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A, filed on March 25, 2021).
10.21
2021 Incentive Award Plan Restricted Stock Unit Agreement - Form of Grant Notice and Agreement (Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2021 (“June 30, 2021 10-Q”) and incorporated herein by reference).

10.22	2021 Incentive Award Plan Option Agreement - Form of Grant Notice and Agreement (Exhibit 10.3 to June 30, 2021 10-Q and incorporated herein by reference).

10.23
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

97	Omnicom Group Inc. Clawback Policy
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICOM GROUP INC.
February 7, 2024	BY:	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN D. WREN	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 7, 2024
John D. Wren

/s/ PHILIP J. ANGELASTRO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 7, 2024
Philip J. Angelastro

/s/ ANDREW L. CASTELLANETA	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 7, 2024
Andrew L. Castellaneta

/s/ MARY C. CHOKSI	Director	February 7, 2024
Mary C. Choksi

/s/ LEONARD S. COLEMAN, JR.	Director	February 7, 2024
Leonard S. Coleman, Jr.

/s/ MARK D. GERSTEIN	Director	February 7, 2024
Mark D. Gerstein

/s/ RONNIE S. HAWKINS	Director	February 7, 2024
Ronnie S. Hawkins

/s/ DEBORAH J. KISSIRE	Director	February 7, 2024
Deborah J. Kissire

/s/ GRACIA C. MARTORE	Director	February 7, 2024
Gracia C. Martore

/s/ PATRICIA SALAS PINEDA	Director	February 7, 2024
Patricia Salas Pineda

/s/ LINDA JOHNSON RICE	Director	February 7, 2024
Linda Johnson Rice

/s/ CASSANDRA SANTOS	Director	February 7, 2024
Cassandra Santos

/s/ VALERIE M. WILLIAMS	Director	February 7, 2024
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
Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Management, with the participation of our Chief Executive Officer, or CEO, Chief Financial Officer, or CFO, and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2023. There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2023, dated February 7, 2024.
The Board of Directors of Omnicom has an Audit Committee comprised of five independent directors. The Audit Committee meets periodically with financial management, Internal Audit and the independent auditors to review accounting, control, audit and financial reporting matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Omnicom Group Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of the sufficiency of audit evidence over revenue recognition
As discussed in Note 3 to the consolidated financial statements, the Company provides an extensive range of advertising, marketing and corporate communication services through its networks, practice areas and agencies, which operate in all major markets throughout the Americas, EMEA and Asia-Pacific regions. Consolidated revenues across all disciplines and geographic markets was $14,692.2 million for the year-ended December 31, 2023.
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
New York, New York
February 7, 2024

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$4,432.0	$4,281.8
Short-term investments	—	60.7
Accounts receivable, net of allowance for doubtful accounts of $17.2 and $24.7	8,659.8	8,097.1
Work in process	1,342.5	1,254.6
Other current assets	949.9	918.8
Total Current Assets	15,384.2	14,613.0
Property and Equipment at cost, less accumulated depreciation of $1,150.4 and $1,167.5	874.9	900.1
Operating Lease Right-Of-Use Assets	1,046.4	1,165.0
Equity Method Investments	66.4	66.2
Goodwill	10,082.3	9,734.3
Intangible Assets, net of accumulated amortization of $863.6 and $819.9	366.9	313.4
Other Assets	223.5	210.5
TOTAL ASSETS	$28,044.6	$27,002.5
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$11,634.0	$11,000.2
Customer advances	1,356.2	1,492.3
Current portion of debt	750.5	—
Short-term debt	10.9	16.9
Taxes payable	351.6	300.0
Other current liabilities	2,142.8	2,243.4
Total Current Liabilities	16,246.0	15,052.8
Long-Term Liabilities	887.7	837.5
Long-Term Liability - Operating Leases	853.0	900.0
Long-Term Debt	4,889.1	5,577.2
Deferred Tax Liabilities	529.1	475.7
Commitments and Contingent Liabilities (Note 20)
Temporary Equity - Redeemable Noncontrolling Interests	414.6	382.9
Equity:
Shareholders’ Equity:
Preferred stock, $1.00 par value, 7.5 million shares authorized, none issued	—	—
Common stock, $0.15 par value, 1.0 billion shares authorized, 297.2 million shares issued, 198.0 million and 202.7 million shares outstanding	44.6	44.6
Additional paid-in capital	492.0	571.1
Retained earnings	10,571.5	9,739.3
Accumulated other comprehensive income (loss)	(1,337.6)	(1,437.9)
Treasury stock, at cost, 99.2 million and 94.5 million shares	(6,154.2)	(5,665.0)
Total Shareholders’ Equity	3,616.3	3,252.1
Noncontrolling interests	608.8	524.3
Total Equity	4,225.1	3,776.4
TOTAL LIABILITIES AND EQUITY	$28,044.6	$27,002.5

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$14,692.2	$14,289.1	$14,289.4
Operating Expenses:
Salary and service costs	10,701.2	10,325.9	10,402.0
Occupancy and other costs	1,168.8	1,168.6	1,148.2
Real estate and other repositioning costs	191.5	—	—
Charges arising from the effects of the war in Ukraine	—	113.4	—
Gain on disposition of subsidiary	(78.8)	—	(50.5)
Cost of services	11,982.7	11,607.9	11,499.7
Selling, general and administrative expenses	393.7	378.5	379.7
Depreciation and amortization	211.1	219.4	212.1
Total Operating Expenses	12,587.5	12,205.8	12,091.5
Operating Income	2,104.7	2,083.3	2,197.9
Interest Expense	218.5	208.6	236.4
Interest Income	106.7	70.7	27.3
Income Before Income Taxes and Income From Equity Method Investments	1,992.9	1,945.4	1,988.8
Income Tax Expense	524.9	546.8	488.7
Income From Equity Method Investments	5.2	5.2	7.5
Net Income	1,473.2	1,403.8	1,507.6
Net Income Attributed To Noncontrolling Interests	81.8	87.3	99.8
Net Income - Omnicom Group Inc.	$1,391.4	$1,316.5	$1,407.8

Net Income Per Share - Omnicom Group Inc.:
Basic	$6.98	$6.40	$6.57
Diluted	$6.91	$6.36	$6.53

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net Income	$1,473.2	$1,403.8	$1,507.6
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	5.6	5.6	5.6
Income tax effect	(1.6)	(1.6)	(1.6)
Cash flow hedge, net of tax	4.0	4.0	4.0
Defined benefit pension plans and postemployment arrangements:
Unrecognized actuarial gains (losses) and prior service cost for the period	(6.8)	58.4	28.3
Amortization of prior service cost and actuarial (gains) losses	4.8	10.7	18.1
Income tax effect	0.6	(20.0)	(13.6)
Defined benefit plans and postemployment arrangements, net of tax	(1.4)	49.1	32.8
Foreign currency translation adjustment	98.9	(255.2)	(92.2)
Other Comprehensive Income (Loss)	101.5	(202.1)	(55.4)
Comprehensive Income	1,574.7	1,201.7	1,452.2
Comprehensive Income Attributed To Noncontrolling Interests	83.0	70.8	82.9
Comprehensive Income - Omnicom Group Inc.	$1,491.7	$1,130.9	$1,369.3

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Common Stock, shares	297.2	297.2	297.2

Common Stock, par value	$44.6	$44.6	$44.6
Additional Paid-in Capital:
Beginning balance	571.1	622.0	747.8
Net change in noncontrolling interests	(88.1)	(17.1)	(12.1)
Change in temporary equity	(27.2)	(49.9)	(143.5)
Share-based compensation	84.8	81.7	84.7
Common stock issued, share-based compensation	(48.6)	(65.6)	(54.9)
Ending balance	492.0	571.1	622.0
Retained Earnings:
Beginning balance	9,739.3	8,998.8	8,190.6
Net income	1,391.4	1,316.5	1,407.8
Common stock dividends declared	(559.2)	(576.0)	(599.6)
Ending balance	10,571.5	9,739.3	8,998.8
Accumulated Other Comprehensive Income (Loss):
Beginning balance	(1,437.9)	(1,252.3)	(1,213.8)
Other comprehensive income (loss)	100.3	(185.6)	(38.5)
Ending balance	(1,337.6)	(1,437.9)	(1,252.3)
Treasury Stock:
Beginning balance	(5,665.0)	(5,142.9)	(4,684.8)
Common stock issued, share-based compensation	86.0	89.3	69.2
Common stock repurchased	(575.2)	(611.4)	(527.3)
Ending balance	(6,154.2)	(5,665.0)	(5,142.9)
Shareholders’ Equity	3,616.3	3,252.1	3,270.2
Noncontrolling Interests:
Beginning balance	524.3	503.5	492.5
Net income	81.8	87.3	99.8
Other comprehensive income (loss)	1.2	(16.5)	(16.9)
Dividends to noncontrolling interests	(70.9)	(79.5)	(113.1)
Net change in noncontrolling interests	(58.2)	(18.5)	(43.3)
Increase in noncontrolling interests from business combinations	130.6	48.0	84.5
Ending balance	608.8	524.3	503.5
Total Equity	$4,225.1	$3,776.4	$3,773.7

Dividends Declared Per Common Share	$2.80	$2.80	$2.80

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$1,473.2	$1,403.8	$1,507.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of right-of-use assets	130.8	139.1	132.1
Amortization of intangible assets	80.3	80.3	80.0
Amortization of net deferred loss (gain) on interest rate swaps	5.3	5.4	(8.8)
Share-based compensation	84.8	81.7	84.7
Real estate and other repositioning costs	191.5	—	—
Gain on disposition of subsidiary	(78.8)	—	(50.5)
Non-cash charges related to the effects of the war in Ukraine	—	65.8	—
Other, net	(2.3)	(5.6)	39.8
Increase (decrease) in operating capital	(462.9)	(844.0)	160.5
Net Cash Provided By Operating Activities	1,421.9	926.5	1,945.4
Cash Flows from Investing Activities:
Capital expenditures	(78.4)	(78.2)	(665.8)
Acquisition of businesses and interests in affiliates, net of cash acquired	(93.3)	(276.8)	(160.0)
Maturity (purchase) of short-term investments	60.8	(61.4)	—
Proceeds from disposition of subsidiaries and other	190.0	35.5	116.6
Net Cash Provided By (Used In) Investing Activities	79.1	(380.9)	(709.2)
Cash Flows from Financing Activities:
Proceeds from borrowings	—	—	1,221.3
Repayment of debt	—	—	(1,250.0)
Change in short-term debt	(8.7)	8.9	6.4
Dividends paid to common shareholders	(562.7)	(581.1)	(592.3)
Repurchases of common stock	(570.8)	(611.4)	(527.3)
Proceeds from stock plans	35.6	17.4	9.1
Acquisition of additional noncontrolling interests	(87.6)	(20.8)	(21.9)
Dividends paid to noncontrolling interest shareholders	(70.9)	(79.5)	(113.1)
Payment of contingent purchase price obligations	(67.7)	(32.6)	(22.6)
Other, net	(55.0)	(62.9)	(100.6)
Net Cash Used In Financing Activities	(1,387.8)	(1,362.0)	(1,391.0)
Effect of foreign exchange rate changes on cash and cash equivalents	37.0	(218.6)	(128.9)
Net Increase (Decrease) in Cash and Cash Equivalents	150.2	(1,035.0)	(283.7)
Cash and Cash Equivalents at the Beginning of Year	4,281.8	5,316.8	5,600.5
Cash and Cash Equivalents at the End of Year	$4,432.0	$4,281.8	$5,316.8

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

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
Risks and Uncertainties
Global economic challenges, including geopolitical events, international hostilities, acts of terrorism, public health crises, high and sustained inflation in countries that comprise our major markets, high interest rates, and labor and supply chain issues could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and discipline. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

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
However, the inclusion of billings related to third-party direct costs in revenue depends on whether we act as a principal or as an agent in the client arrangement. In most of our businesses, including advertising, which also includes studio production efforts and media planning and buying services, public relations, healthcare advertising, precision marketing, commerce and branding businesses, we act as an agent and arrange, at the client’s direction, for third parties to perform certain services. In these cases, we do not control the goods or services prior to the transfer to the client. As a result, revenue is recorded net of these costs, equal to the amount retained for our fee or commission.
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
Operating Expenses. Operating expenses include cost of services, selling, general and administrative expenses, or SG&A, and depreciation and amortization. We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up a significant portion of our operating expenses, and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor, third-party service costs, and third-party incidental costs. Third-party service costs include vendor costs when we act as principal in providing services to our clients. Third-party incidental costs, primarily consist of client-related travel and incidental out-of-pocket costs, which we bill back to the client directly at our cost and which we are required to include in revenue. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses. SG&A expenses primarily consist of third-party marketing costs, professional fees and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

compensation and benefits and occupancy and other costs of our corporate and executive offices, which includes group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.
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
Work in Process. Work in process represents accrued costs incurred on behalf of customers, including media and production costs and fees, other third-party costs and contract assets that have not yet been billed. Media and production costs are billed during the production process in accordance with the terms of the client contract. Substantially all unbilled fees and costs will be billed within the next 30 days. Contract assets primarily include incentive fees, which are not material, and will be billed to clients in accordance with the terms of the client contract.
Property and Equipment. Property and equipment are carried at cost and are depreciated over the estimated useful lives of the assets using the straight-line method ranging from: three to five years for technology and related equipment, seven to ten years for furniture, and up to 40 years for office buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Assets under finance leases are amortized on a straight-line basis over the lease term.
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
Business Combinations. In a business combination, the assets acquired, including identified intangible assets, liabilities assumed and any noncontrolling interest in the acquired business are recorded at acquisition date fair value. In circumstances where control is obtained and less than 100% of a business is acquired, goodwill related to the noncontrolling shareholders is recorded as if 100% were acquired. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs are expensed as incurred. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are recorded as a liability at the acquisition date fair value using the discount rate in effect on the acquisition date. Subsequent changes in the fair value of the liability are recorded in results of operations. Amounts earned under the contingent purchase price arrangements may be subject to a maximum and payment is not contingent upon future employment. The results of operations of acquired businesses are included in results of operations from the acquisition date.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

In 2023, to better align with our internal financial processes, the date of our annual impairment test was changed from June 30 to May 1. We will continue to evaluate goodwill for impairment at least annually on May 1 and whenever events or circumstances indicate the carrying value may not be recoverable. The impairment evaluation compares the fair value of each reporting unit, which we identified as our six agency networks, to its carrying value, including goodwill. If the fair value of the reporting unit is equal to or greater than its carrying value, goodwill is not impaired. Goodwill is impaired when the carrying value of the reporting unit exceeds its fair value. Goodwill is written down to its fair value through a non-cash expense recorded in results of operations in the period the impairment is identified.
We identified our regional reporting units as components of our operating segments, which are our six global agency networks. The regional reporting units and practice areas monitor the performance and are responsible for the agencies in their region. The regional reporting units report to the segment managers and facilitate the administrative and logistical requirements of our key client matrix organization structure for delivering services to clients in their regions. We have concluded that, for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and in FASB ASC Topic 350. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, and the employees share similar skill sets. The main economic components of each agency are employee compensation and related costs, and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our virtual client network strategy. We use the following valuation methodologies to determine the fair value of our reporting units: (1) the income approach, which utilizes discounted expected future cash flows, (2) comparative market participant multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) and (3) when available, consideration of recent and similar acquisition transactions. The market assumptions used in our assessment reflected the current economic environment (see Note 1 - Risks and Uncertainties).
Based on the results of the annual impairment test, we concluded that at May 1, 2023 and June 30, 2022, goodwill was not impaired because either the fair value of each reporting unit was substantially in excess of its respective net book value, or for reporting units with a negative book value, fair value of assets exceeds total assets. Subsequent to the annual goodwill impairment test, there have been no events or circumstances that triggered the need for an interim impairment test.
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
Treasury Stock. Repurchases of our common stock are accounted for at cost and are recorded as treasury stock. The excise tax on net stock repurchases is recorded as a cost of acquiring treasury stock. Reissued treasury stock, primarily in connection with share-based compensation plans, is accounted for at average cost. Gains or losses on reissued treasury stock arising from the difference between the average cost and the fair value of the award are recorded in additional paid-in capital and do not affect results of operations.
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
Foreign Currency Translation and Transactions. Substantially all of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities are translated from the local functional currency into U.S. Dollars at the exchange rate on the balance sheet date and revenue and expenses are translated at the average exchange rate for the period. Translation adjustments are recorded in accumulated other comprehensive income. Foreign currency gains and losses arising from transactions not in the subsidiaries’ local currency are recorded in results of operations. We recorded foreign currency transaction losses of $14.0 million and $3.3 million in 2023 and 2021, respectively, and recorded foreign currency transaction gains of $1.1 million in 2022. Foreign currency gains and losses for hyper-inflationary economies are recorded in results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

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
Interest and penalties related to tax positions taken in our tax returns are recorded in income tax expense. We record a liability for uncertain tax positions that reflects the treatment of certain tax positions taken in our tax returns that do not meet the more-likely-than not threshold, or that meet the more-likely-than-not threshold but have measurement related unrecognized tax benefits. Until these positions are sustained by the taxing authorities or the statute of limitations concerning such issues lapses, we do not generally recognize the tax benefits resulting from such positions.
Net Income Per Share. Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common shares outstanding, plus the dilutive effect of common share equivalents, which include outstanding stock options and restricted stock awards.
Leases. At the inception of a contract, we assess whether the contract is, or contains, a lease. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of the criteria. Substantially all our operating leases are office space leases, and substantially all our finance leases are office furniture and technology equipment leases.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

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
Concentration of Credit Risk. We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every industry sector of the global economy, and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 3.0% of revenue in 2023.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

3. Revenue
Nature of our services
We provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. Our networks, practice areas and agencies provide a comprehensive range of services in the following fundamental disciplines: Advertising & Media, Precision Marketing, Commerce & Branding, Experiential, Execution & Support, Public Relations and Healthcare. Advertising & Media include creative services across digital and traditional media, strategic media planning and buying, performance media and data analytics services. Precision Marketing includes digital and direct marketing, digital transformation consulting and data and analytics. Commerce & Branding services include brand and product consulting, strategy and research, retail and e-commerce. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising, point-of-sale and product placement, as well as other specialized marketing and custom communications services. Public Relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. At the core of all our services is the ability to create or develop a client’s marketing or corporate communications message into content that can be delivered to a target audience across different communications mediums.
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.
Revenue by discipline:

	Year Ended December 31,
	2023	2022	2021
Advertising & Media	$7,891.2	$7,433.9	$7,966.2
Precision Marketing	1,473.5	1,426.6	1,205.2
Commerce & Branding	853.7	848.1	802.2
Experiential	651.4	635.6	536.0
Execution & Support	880.8	1,069.9	1,115.9
Public Relations	1,578.9	1,552.7	1,398.2
Healthcare	1,362.7	1,322.3	1,265.7
Revenue	$14,692.2	$14,289.1	$14,289.4
Effective January 1, 2023, we realigned the classification of certain services, primarily within our Commerce & Branding, Execution & Support and Experiential disciplines and prior year amounts have been reclassified.
Revenue by geographic market:

	Year Ended December 31,
	2023	2022	2021
Americas:
North America	$7,951.0	$7,856.0	$7,709.7
Latin America	386.8	329.0	296.1
EMEA:
Europe	4,266.9	4,010.5	4,219.6
Middle East and Africa	309.6	346.7	267.6
Asia-Pacific	1,777.9	1,746.9	1,796.4
Revenue	$14,692.2	$14,289.1	$14,289.4
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States in 2023, 2022 and 2021 was $7,471.6 million, $7,367.3 million and $7,245.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

Contract balances
Contract balances include work in process and customer advances, which primarily consist of advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs.

	December 31,
	2023	2022
Work in process:
Media and production costs	$664.4	$725.1
Unbilled fees and costs and contract assets	678.1	529.5
Work in process	$1,342.5	$1,254.6
Customer advances	$1,356.2	$1,492.3
There were no impairment losses to work in process recorded in 2023 or 2022.
4. Net Income per Share
Basic and diluted net income per share:

	Year Ended December 31,
	2023	2022	2021
Net income - Omnicom Group Inc.	$1,391.4	$1,316.5	$1,407.8
Weighted average shares (millions):
Basic	199.4	205.6	214.3
Dilutive stock options and restricted shares	2.0	1.4	1.3
Diluted	201.4	207.0	215.6

Anti-dilutive stock options and restricted shares (millions)	—	4.3	4.7
Net income per share - Omnicom Group Inc.:
Basic	$6.98	$6.40	$6.57
Diluted	$6.91	$6.36	$6.53
5. Business Combinations
In 2023, we completed six acquisitions that increased goodwill by $340.0 million. In addition, during 2023, we acquired additional equity interests in certain majority owned subsidiaries, which are accounted for as equity transactions, and no additional goodwill was recorded. None of the acquisitions in 2023, either individually or in the aggregate, were material to our results of operations or financial position.
On January 2, 2024, we acquired Flywheel Digital, the digital commerce business of Ascential plc, for a net cash purchase price of approximately $845 million. Since the acquisition occurred subsequent to December 31, the allocation of the purchase price to the underlying assets acquired and liabilities assumed is subject to a formal valuation process that has not yet been completed. The major assets acquired include trade receivables, goodwill and intangible assets, and the major liabilities assumed include trade and other payables. The Flywheel Digital acquisition is not material to our results of operations and financial position. We will include the results of Flywheel Digital in our 2024 results of operations from the date of acquisition. In the fourth quarter of 2023 we incurred transaction costs of $14.5 million primarily related to the acquisition of Flywheel Digital.
The evaluation of potential acquisitions is based on various factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings, as well as our experience and judgment. Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our strategic business platforms and agency brands, through the expansion of their geographic area or their service capabilities to better serve our clients. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are derived using the performance of the acquired company and are based on predetermined formulas. At December 31, 2023 and 2022, contingent purchase price obligations were $229.5 million and $115.0 million, respectively, of which $62.4 million and $39.2 million, respectively, are recorded in other current liabilities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

our acquisition strategy is the existence of, or the ability to, expand our existing client relationships. The expected benefits of our acquisitions are typically shared across multiple agencies and regions.
6. Goodwill and Intangible Assets
Change in goodwill:

	December 31,
	2023	2022
January 1	$9,734.3	$9,738.6
Acquisitions	51.7	211.7
Noncontrolling interests in acquired businesses	128.6	48.0
Contingent purchase price obligations of acquired businesses	159.7	8.7
Dispositions	(120.6)	(19.6)
Foreign currency translation	128.6	(253.1)
December 31	$10,082.3	$9,734.3
There were no goodwill impairment losses recorded in 2023 or 2022, and there are no accumulated goodwill impairment losses.
Intangible assets:

	December 31,
	2023			2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased and internally developed software	$369.1	$(306.6)	$62.5	$374.8	$(309.1)	$65.7
Customer related and other	861.4	(557.0)	304.4	758.5	(510.8)	247.7
Intangible Assets	$1,230.5	$(863.6)	$366.9	$1,133.3	$(819.9)	$313.4
7. Debt
Credit Facilities
In June 2023, we amended our existing $2.5 billion unsecured multi-currency revolving credit facility, or Credit Facility, to, among other things, extend its termination date to June 2, 2028, and transition the benchmark rate for U.S. Dollar denominated loans from LIBOR to the Secured Overnight Financing Rate, or SOFR. We have the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program. During 2021 and 2022, we did not issue commercial paper. For the year ended December 31, 2023, the maximum amount of commercial paper issued was $200 million, the average amount outstanding was $5.1 million, the average days outstanding were 1.7 days, and the weighted average interest rate was 5.24%. At December 31, 2023, there were no outstanding borrowings under the Credit Facility and no outstanding commercial paper issuances. In addition, certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom aggregating $516.2 million. All of these facilities provide additional liquidity sources for operating capital and general corporate purposes.
The Credit Facility contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At December 31, 2023, we were in compliance with this covenant as our Leverage Ratio was 2.3 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
On January 3, 2024, we entered into a Delayed Draw Term Loan Agreement, or Term Loan Facility, that provides for a delayed-draw term loan up to an aggregate principal amount of $600 million. The Term Loan Facility terminates on December 31, 2026, and contains a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3.5 times for the most recently ended 12-month period. The Term Loan Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt of $10.9 million and $16.9 million at December 31, 2023 and 2022, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. The weighted average interest rate was 12.0% and 10.3%, respectively. Due to the short-term nature of this debt, carrying value approximates fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

Long-Term Debt

	December 31,
	2023	2022
3.65% Senior Notes due 2024	$750.0	$750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
€500 Million 0.80% Senior Notes due 2027	553.0	534.9
2.45% Senior Notes due 2030	600.0	600.0
4.20% Senior Notes due 2030	600.0	600.0
€500 Million 1.40% Senior Notes due 2031	553.0	534.9
2.60% Senior Notes due 2031	800.0	800.0
£325 Million 2.25% Senior Notes due 2033	413.9	392.0
Long-Term Debt, Gross	5,669.9	5,611.8
Unamortized discount	(7.8)	(9.0)
Unamortized debt issuance costs	(22.3)	(26.2)
Unamortized deferred gain (loss) from settlement of interest rate swaps	(0.2)	0.6
Current portion	(750.5)	—
Long-Term Debt	$4,889.1	$5,577.2
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
Long-term debt maturities at December 31, 2023:

2024	$750.0
2025	—
2026	1,400.0
2027	553.0
2028	—
Thereafter	2,966.9
Long-Term Debt, Gross	$5,669.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

Interest Expense

	Year Ended December 31,
	2023	2022	2021
Long-term debt	$165.1	$164.7	$167.3
Fees and early redemption payments	4.8	4.6	43.4
Pension and other interest	50.5	35.8	35.3
Interest rate and cross currency swaps	(1.9)	3.5	(9.6)
Interest Expense	$218.5	$208.6	$236.4
8. Segment Reporting
Our branded agency networks operate in the advertising, marketing and corporate communications services industry, and are organized into agency networks, virtual client networks, regional reporting units and operating groups or practice areas. Our networks, virtual client networks and agencies increasingly share clients and provide clients with integrated services. The main economic components of each agency are employee compensation and related costs, direct service costs and occupancy and other costs which include rent and occupancy costs, technology costs and other overhead expenses. Therefore, given these similarities, we aggregate our six operating segments, which are our agency networks, into one reporting segment.
The agency networks' regional reporting units comprise three principal regions: the Americas, EMEA and Asia-Pacific. The regional reporting units monitor the performance and are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and in many cases the same clients and have similar economic characteristics.
Revenue and long-lived assets and goodwill by geographic region:

	Americas	EMEA	Asia-Pacific
December 31, 2023
Revenue	$8,337.8	$4,576.5	$1,777.9
Long-lived assets and goodwill	7,749.5	3,523.3	730.8
December 31, 2022
Revenue	$8,185.0	$4,357.2	$1,746.9
Long-lived assets and goodwill	7,727.0	3,315.2	757.2
December 31, 2021
Revenue	$8,005.8	$4,487.2	$1,796.4
Long-lived assets and goodwill	7,629.2	3,615.5	689.0
9. Equity Method Investments
Income from our equity method investments was $5.2 million in each of 2023 and 2022 and $7.5 million in 2021. At December 31, 2023 and 2022, our proportionate share in the net assets of the equity method investments was $17.0 million and $18.3 million, respectively. Equity method investments are not material to our results of operations or financial position; therefore, summarized financial information is not required to be presented.
10. Share-Based Compensation Plans
Share-based incentive awards are granted to employees under the 2021 Incentive Award Plan, or the 2021 Plan, which was approved by the shareholders. The 2021 Plan is administered by the Compensation Committee of the Board of Directors, or the Compensation Committee. Awards include stock options, restricted stock and other performance-based stock awards. The maximum number of shares of common stock that can be granted under the 2021 Plan is 14.7 million shares plus any shares awarded under the 2021 Plan and any prior plan that have been forfeited or have expired. All awards reduce the number of shares available for grant on a one-for-one basis. The terms of each award and the exercise date are determined by the Compensation Committee. The 2021 Plan does not permit the holder of an award to elect cash settlement under any circumstances. At December 31, 2023, there were 8,604,042 shares available for grant under the 2021 Plan.
Share-based compensation expense in 2023, 2022 and 2021 was $84.8 million, $81.7 million and $84.7 million, respectively. At December 31, 2023, unamortized share-based compensation that will be expensed over the next five years is $195.8 million.
We recognize a tax benefit in income tax expense and record a deferred tax asset for the share-based compensation expense recognized for financial reporting purposes that has not been deducted on our income tax return. Excess tax benefits and deficiencies represent the difference between the actual compensation deduction for tax purposes, which is calculated as the difference between the grant date price of the award, and the price of our common stock on the vesting or exercise date. Any excess tax benefit or deficiency related to share-based compensation is recorded in results of operations, as a component of income tax expense, upon vesting of restricted stock awards or exercise of stock options. In 2023 and 2022, we recognized a tax benefit of $6.7 million and $1.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

Stock Options
The exercise price of stock option awards cannot be less than 100% of the market price of our common stock on the grant date and have a maximum contractual life of 10 years.
Stock option activity:

	Year Ended December 31,
	2023		2022		2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
January 1	5,127,625	$72.90	4,689,250	$74.30	768,750	$83.65
Granted	—	—	853,875	68.88	4,025,000	72.47
Exercised	(413,750)	84.94	(157,500)	84.94	(60,000)	60.17
Forfeited	(149,300)	72.99	(258,000)	77.69	(44,500)	77.93
December 31	4,564,575	$71.81	5,127,625	$72.90	4,689,250	$74.30

Exercisable December 31	—	$—	423,750	$84.94	689,250	$84.94
Options outstanding and exercisable:

December 31, 2023
			Options Outstanding			Options Exercisable
Exercise Price Range			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$63.00	to	$64.00	50,000	8.5 years	$63.21	—	$0.00
$69.00	to	$70.00	789,575	8.6 years	$69.23	—	$0.00
$72.00	to	$73.00	3,725,000	7.9 years	$72.47	—	$0.00
			4,564,575			—	$—
The grant date fair value for the 2022 and 2021 option awards of $12.60 and $8.47, respectively, was determined using the Black-Scholes option valuation model. The assumptions, without adjusting for forfeitures and lack of liquidity, were: in 2022, an expected life ranging from 6.5 years to 7.5 years, risk free interest rate ranging from 3.0% to 3.1%, expected volatility ranging from 24.5% to 24.7%, and dividend yield ranging from 4.2% to 4.5%, and in 2021, an expected life of 8.0 years, risk free interest rate of 1.4%, expected volatility of 23%, and dividend yield of 4.6% .
Restricted Stock
Restricted stock activity:

	Year Ended December 31,
	2023	2022	2021
January 1	3,010,343	2,932,836	3,012,988
Granted	1,010,575	1,147,496	1,017,895
Vested	(915,245)	(889,736)	(899,372)
Forfeited	(303,376)	(180,253)	(198,675)
December 31	2,802,297	3,010,343	2,932,836

Weighted average grant date fair value of shares granted in the period	$84.33	$59.02	$68.99
Weighted average grant date fair value at December 31	$64.84	$61.11	$63.09
Generally, restricted shares vest ratably over five years from the grant date provided the employee remains employed by us. Restricted shares do not pay a dividend, and may not be sold, transferred, pledged or otherwise encumbered until the forfeiture restrictions lapse. Under most circumstances, the employee forfeits the shares if employment ceases prior to the end of the restriction period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

Performance Restricted Stock Units
The Compensation Committee grants certain employees performance restricted stock units, or PRSU. Each PRSU represents the right to receive one share of common stock on vesting. The ultimate number of PRSUs received by the employee depends on the Company's average return on equity over a three-year period compared to the average return on equity of a peer group of principal competitors over the same period. The PRSUs vest three years from the grant date. The PRSUs have a service and performance vesting condition and compensation expense is recognized on a graded-vesting basis. Over the performance period, compensation expense is adjusted upward or downward based on our estimate of the probability of achieving the performance target for the portion of the awards subject to the performance vesting condition. We have assumed that all PRSUs will vest.
PRSU activity:

	Year Ended December 31,
	2023		2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
January 1	570,235	$71.19	533,890	$70.42	550,561	$70.17
Granted	178,998	92.18	218,127	76.79	165,911	74.89
Distributed	(186,197)	61.36	(181,782)	75.64	(182,582)	73.72
December 31	563,036	$81.11	570,235	$71.19	533,890	$70.42
Employee Stock Purchase Plan
The employee stock purchase plan, or ESPP, enables employees to purchase our common stock through payroll deductions over each plan quarter at 95% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974, or ERISA. In 2023, 2022 and 2021, employees purchased 65,644 shares, 72,672 shares and 73,250 shares, respectively. All shares purchased were issued from treasury stock, for which we received $5.3 million, $5.2 million and $5.0 million, respectively. At December 31, 2023, there were 8,296,140 shares available under the ESPP.
11. Income Taxes
Income before income taxes:

	Year Ended December 31,
	2023	2022	2021
Domestic	$696.0	$789.3	$845.9
International	1,296.9	1,156.1	1,142.9
Income Before Income Taxes	$1,992.9	$1,945.4	$1,988.8
Income tax expense (benefit):

	Year Ended December 31,
	2023	2022	2021
Current:
U.S. federal	$154.2	$180.1	$144.0
U.S. state and local	34.8	57.0	16.5
International	330.8	287.4	303.9
	519.8	524.5	464.4
Deferred:
U.S. federal	10.9	11.1	40.0
U.S. state and local	1.3	(0.3)	(11.6)
International	(7.1)	11.5	(4.1)
	5.1	22.3	24.3
Income Tax Expense	$524.9	$546.8	$488.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

Reconciliation from the statutory U.S. federal income tax rate to effective tax rate:

	Year Ended December 31,
	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
U.S. state and local income taxes, net of U.S. federal income tax benefit	1.4	2.3	0.2
Impact of foreign operations	3.9	3.5	3.6
Other, including impact of war in Ukraine	—	1.3	(0.2)
Effective tax rate	26.3%	28.1%	24.6%
Our effective tax rate for 2023 decreased year-over-year to 26.3% from 28.1%. The higher effective tax rate for 2022 was predominantly due to the non-deductibility of the $113.4 million of charges recorded in the first quarter of 2022, arising from the effects of the war in Ukraine, as well as an additional increase in income tax expense of $4.8 million related to the disposition of our businesses in Russia.
The Inflation Reduction Act of 2022, or IRA, levies a 1% excise tax on net stock repurchases after December 31, 2022. The excise tax is recorded as a cost of acquiring treasury stock and is not material. Additionally, the IRA imposes a 15% corporate alternative minimum tax, or CAMT, for tax years beginning after December 31, 2022. The CAMT is not expected to have a material impact on our results of operations or financial position.
Numerous foreign jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion, or Pillar Two, model rules issued by the Organization for Economic Co-operation and Development, or OECD. A minimum effective tax rate of 15% would apply to multinational companies with consolidated revenue above €750 million.
Under the Pillar Two rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. We do not expect the provisions effective in 2024 will have a materially adverse impact on our results of operations, financial position or cash flows.
The Tax Cuts and Jobs Act of 2017, or the Tax Act, imposed a one-time tax, the transition tax, on the accumulated earnings of foreign subsidiaries. At December 31, 2023 and 2022, the remaining transition tax liability was $68.9 million and $88.8 million, respectively. The transition tax is expected to be fully paid by 2026. The Tax Act also implemented a territorial tax system that allows us to repatriate earnings of our foreign subsidiaries without incurring additional U.S. tax by providing a 100% dividend exemption. While a territorial tax system limits U.S. federal income tax to domestic source income, foreign source income is subject to tax in the appropriate foreign jurisdiction at the local rate, which in certain jurisdictions may be higher than the U.S. federal statutory income tax rate of 21%. Therefore, the foreign tax rate differential will cause our effective tax rate to be higher than the U.S. federal statutory income tax rate. The international tax rate differentials in 2023 and 2022 are primarily attributed to our earnings in Germany, Australia, Italy, Japan and Canada being taxed at higher rates than the U.S. statutory tax rate.
We have elected to account for any tax on the global intangible low-taxed income, or GILTI, in the period in which it is incurred. We provided $17.0 million and $10.9 million in 2023 and 2022, respectively, for tax impact of GILTI.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

Deferred tax assets and liabilities and balance sheet classification:

	December 31,
	2023	2022
Deferred tax assets:
Compensation	$153.8	$197.6
Tax loss and credit carryforwards	78.6	77.1
Basis differences from acquisitions	41.2	31.0
Basis differences from short-term assets and liabilities	33.3	20.5
Other, net	19.5	(18.6)
Deferred tax assets	326.4	307.6
Valuation allowance	(18.9)	(21.1)
Deferred tax assets, net	$307.5	$286.5
Deferred tax liabilities:
Goodwill and intangible assets	$687.3	$653.3
Unremitted foreign earnings	71.1	34.9
Basis differences from investments	3.8	6.9
Financial instruments	0.9	0.3
Deferred tax liabilities	$763.1	$695.4

Long-term deferred tax assets	$73.5	$66.8
Long-term deferred tax liabilities	$529.1	$475.7
We have concluded that it is more likely than not that we will be able to realize our net deferred tax assets in future periods because results of future operations are expected to generate sufficient taxable income. At December 31, 2023 and 2022, the valuation allowance of $18.9 million and $21.1 million, respectively, relates to tax losses and tax credit carryforwards in the U.S. and in international jurisdictions. Tax loss and credit carryforwards for which there is no valuation allowance are available for periods ranging from 2024 to 2043, which is longer than the forecasted utilization of such carryforwards.
Reconciliation of unrecognized tax benefits:

	December 31,
	2023	2022
January 1	$167.6	$162.8
Additions:
Current year tax positions	3.3	2.7
Prior year tax positions	4.3	4.7
Reduction of prior year tax positions	(7.9)	(1.5)
Settlements	—	(0.9)
Foreign currency translation	0.5	(0.2)
December 31	$167.8	$167.6
Substantially all the liability for uncertain tax positions is recorded in long-term liabilities. At December 31, 2023 and 2022, approximately $161.7 million and $161.8 million, respectively, of the liability for uncertain tax positions would affect our effective tax rate upon resolution of the uncertain tax positions.
Income tax expense in 2023, 2022 and 2021 includes $3.2 million, $4.3 million and $2.1 million, respectively, of interest, net of tax benefit, and penalties related to tax positions taken on our tax returns. At December 31, 2023 and 2022, accrued interest and penalties were $19.9 million and $15.9 million, respectively.
We file a consolidated U.S. federal income tax return and income tax returns in various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions. Our principal foreign jurisdictions include the U.K., France and Germany. The Internal Revenue Service has completed its examination of our U.S. federal tax returns through 2017. Tax returns in the U.K., France and Germany have been examined through 2021, 2019 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

12. Pension and Other Postemployment Benefits
Defined Contribution Plans
Our domestic and international subsidiaries provide retirement benefits for their employees primarily through defined contribution profit sharing and savings plans. Contributions to the plans vary by subsidiary and have generally been in amounts up to the maximum percentage of total eligible compensation of participating employees that is deductible for income tax purposes. Contribution expense was $127.9 million, $123.2 million and $115.5 million in 2023, 2022 and 2021, respectively.
Defined Benefit Pension Plans
Two of our U.S. businesses and several of our non-U.S. businesses sponsor noncontributory defined benefit pension plans. These plans provide benefits to employees based on formulas recognizing length of service and earnings. The U.S. plans are subject to ERISA and cover approximately 700 participants. These plans are closed to new participants and do not accrue future benefit credits. The non-U.S. plans, which include statutory plans, are not subject to ERISA and cover approximately 9,000 participants.
We have a Senior Executive Restrictive Covenant and Retention Plan, or Retention Plan, for certain executive officers selected by the Compensation Committee. The Retention Plan is a non-qualified deferred compensation severance plan that is not subject to ERISA. The Retention Plan was adopted to secure non-competition, non-solicitation, non-disparagement and ongoing consulting services from such executive officers and to strengthen the retention aspect of executive officer compensation. The Retention Plan provides annual payments upon termination following at least seven years of service with Omnicom or its subsidiaries to the participants or to their beneficiaries. A participant’s annual benefit is payable for 15 consecutive calendar years following termination, but in no event prior to age 55. The annual benefit is equal to the lesser of (i) the participant’s final average pay times an applicable percentage, which is based upon the executive’s years of service as an executive officer, not to exceed 35% or (ii) $1.5 million adjusted for cost-of-living, beginning with the second annual payment, not to exceed 2.5% per year. The Retention Plan is not funded, and benefits are paid when due.
Net periodic benefit expense:

	Year Ended December 31,
	2023	2022	2021
Service cost	$2.4	$2.8	$5.2
Interest cost	11.1	5.6	4.2
Expected return on plan assets	(0.3)	(1.4)	(1.5)
Amortization of prior service cost	0.3	0.4	0.8
Amortization of actuarial loss	0.7	4.0	9.3
	$14.2	$11.4	$18.0
Included in AOCI at December 31, 2023 and 2022 were unrecognized costs for actuarial losses and prior service cost of $15.9 million ($11.0 million net of income taxes) and $23.4 million ($15.9 million net of income taxes), respectively, that have not yet been recognized in net periodic benefit cost. The unrecognized costs for actuarial gains and losses and prior service cost included in AOCI and expected to be recognized in net periodic benefit cost in 2024 is $1.0 million.
Weighted average assumptions:

	Year Ended December 31,
	2023	2022	2021
Discount rate	4.7%	2.1%	1.4%
Compensation increases	2.6%	2.6%	2.7%
Expected return on plan assets	1.5%	1.6%	5.0%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

Our funding policy is to contribute amounts sufficient to meet minimum funding requirements in accordance with the applicable employee benefit and tax laws that the plans are subject to, plus such additional amounts as we may determine to be appropriate. In 2023 and 2022, we contributed $8.8 million and $8.2 million, respectively, to the defined benefit pension plans. We do not expect the contributions for 2024 to differ materially from the 2023 contributions.
Change in benefit obligation and fair value of plan assets:

	December 31,
	2023	2022
Benefit Obligation:
January 1	$228.6	$289.4
Service cost	2.4	2.8
Interest cost	11.1	5.6
Amendments, curtailments and settlements	(0.4)	(0.1)
Actuarial (gain) loss	(2.1)	(52.2)
Benefits paid	(12.4)	(10.9)
Foreign currency translation	(2.9)	(6.0)
December 31	$224.3	$228.6
Fair Value of Plan Assets:
January 1	$44.0	$63.0
Actual return on plan assets	3.9	(14.3)
Employer contributions	8.8	8.2
Benefits paid	(12.4)	(10.9)
Foreign currency translation and other	1.2	(2.0)
December 31	$45.5	$44.0
Funded status and balance sheet classification:

	December 31,
	2023	2022
Funded Status	$(178.8)	$(184.6)

Other assets	$2.1	$2.4
Other current liabilities	(8.6)	(7.5)
Long-term liabilities	(172.3)	(179.5)
	$(178.8)	$(184.6)
At December 31, 2023 and 2022, the accumulated benefit obligation for our defined benefit pension plans was $179.5 million and $181.4 million, respectively.
Plans with benefit obligations in excess of plan assets:

	December 31,
	2023	2022
Benefit obligation	$(215.5)	$(221.2)
Plan assets	34.7	34.2
	$(180.8)	$(187.0)
Weighted average assumptions:

	December 31,
	2023	2022
Discount rate	4.6%	4.4%
Compensation increases	3.5%	3.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

At December 31, 2023, the estimated benefits expected to be paid over the next 10 years:

2024	$12.2
2025	17.0
2026	17.1
2027	17.8
2028	22.2
2029 - 2033	89.6
Postemployment Arrangements
We have executive retirement agreements under which benefits will be paid to participants or to their beneficiaries over periods up to ten years beginning after cessation of full-time employment. Our postemployment arrangements are unfunded, and benefits are paid when due.
Net periodic benefit expense:

	Year Ended December 31,
	2023	2022	2021
Service cost	$3.4	$4.5	$4.8
Interest cost	5.7	2.6	2.1
Amortization of prior service cost	3.8	3.8	4.1
Amortization of actuarial loss	—	2.5	3.9
Total Net Periodic Benefit Expense	$12.9	$13.4	$14.9
Included in AOCI at December 31, 2023 and 2022 were unrecognized costs for actuarial losses and prior service cost of $41.1 million ($28.8 million net of income taxes) and $31.6 million ($21.9 million net of income taxes), respectively, that have not yet been recognized in the net periodic benefit cost. The unrecognized costs for actuarial gains and losses and prior service cost included in AOCI and expected to be recognized in net periodic benefit cost in 2024 is $3.8 million.
Weighted average assumptions:

	Year Ended December 31,
	2023	2022	2021
Discount rate	4.7%	1.8%	1.4%
Compensation increases	3.5%	3.5%	3.5%
Experience gains and losses and effects of changes in actuarial assumptions are amortized over a period no longer than the expected average future service of active employees.
Benefit obligation and balance sheet classification:

	December 31,
	2023	2022
January 1	$130.8	$153.0
Service cost	3.4	4.5
Interest cost	5.7	2.6
Amendments	6.9	5.8
Actuarial (gain) loss	6.3	(24.7)
Benefits paid	(10.9)	(10.4)
December 31	$142.2	$130.8

Other current liabilities	$11.9	$10.5
Long-term liabilities	130.3	120.3
Total Benefit Obligation	$142.2	$130.8
Weighted average assumptions:

	December 31,
	2023	2022
Discount rate	4.6%	4.8%
Compensation increases	3.5%	3.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

At December 31, 2023, the estimated benefits expected to be paid over the next 10 years:

2024	$11.9
2025	13.2
2026	13.4
2027	13.5
2028	13.1
2029 - 2033	52.9
13. Real Estate and Other Repositioning Costs
In connection with the transition to a flexible working environment, a hybrid model that allows for partial remote work, we took certain actions in the first quarter of 2023 to reduce and reposition our office lease portfolio. In the second quarter of 2023, as a result of our continuing efforts to increase efficiencies and relevant skill sets to meet client demands, we incurred severance charges and other exit costs associated with rebalancing our workforce and consolidating operations in certain markets.
As a result, for the year ended December 31, 2023, operating expenses included $191.5 million ($145.5 million after tax), primarily related to non-cash impairment charges for the operating lease right-of-use, or ROU, assets, severance charges, and other exit costs. All severance and other costs were paid during the year ended December 31, 2023. Substantially all of the operating lease payments related to the ROU assets will be paid out over three years.
14. Dispositions of Subsidiaries
In April 2023, we disposed of certain research businesses included in our Execution & Support discipline. As a result, we recorded a pretax gain of $78.8 million. The disposition will not have a material impact on our ongoing results of operations or financial position.
15. Charges Arising from the Effects of the War in Ukraine
In 2022, we disposed of our businesses in Russia. In the first quarter of 2022, we recorded pretax charges of $113.4 million, which included cash charges of $47.6 million and primarily consisted of the loss on the disposition of our net investment in our Russian businesses and included charges related to the suspension of operations in Ukraine. All the charges related to the disposition of our businesses in Russia have been paid as of December 31, 2022, and substantially all of our commitments related to the suspension of operations in Ukraine have been paid.
16. Supplemental Cash Flow Data
Change in operating capital:

	Year Ended December 31,
	2023	2022	2021
(Increase) decrease in accounts receivable	$(513.9)	$(129.1)	$(989.1)
(Increase) decrease in work in process and other current assets	(121.8)	(197.9)	(281.7)
Increase (decrease) in accounts payable	602.3	(350.1)	921.3
Increase (decrease) in customer advances, taxes payable and other current liabilities	(399.6)	(97.8)	338.8
Change in other assets and liabilities, net	(29.9)	(69.1)	171.2
Increase (decrease) in operating capital	$(462.9)	$(844.0)	$160.5
Supplemental financial information:

	Year Ended December 31,
	2023	2022	2021
Income taxes paid	$474.3	$450.3	$454.4
Interest paid	$162.8	$173.9	$219.3
Interest paid for 2021 includes a $37.7 million cash payment on the early redemption of all the outstanding $1.25 billion principal amount of 3.625% Senior Notes due 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

Non-cash increase in lease liabilities:

	Year Ended December 31,
	2023	2022
Operating leases	$206.9	$241.7
Finance leases	$48.2	$74.5
17. Noncontrolling Interests
Changes in the ownership interests in our less than 100% owned subsidiaries:

	Year Ended December 31,
	2023	2022	2021
Net income attributed to Omnicom Group Inc.	$1,391.4	$1,316.5	$1,407.8
Net transfers (to) from noncontrolling interests	(88.1)	(17.1)	(12.2)
Change from net income attributed to Omnicom Group Inc. and transfers (to) from noncontrolling interests	$1,303.3	$1,299.4	$1,395.6
18. Leases and Property and Equipment
Leases

	Year Ended December 31,
	2023	2022
Lease cost:
Operating lease cost	$216.2	$243.8
Variable lease cost	29.9	23.5
Short-term lease cost	2.5	2.5
Sublease income	(3.7)	(3.8)
Total Operating Leases	244.9	266.0
Finance lease cost:
Depreciation of ROU assets	58.9	55.1
Interest	7.4	5.7
Total Finance Leases	66.3	60.8
Total Lease Cost	$311.2	$326.8
Future lease payments:

	December 31
	Operating Leases	Finance Leases
2024	$251.6	$57.7
2025	206.8	44.5
2026	176.5	27.5
2027	134.7	12.7
2028	105.4	3.0
Thereafter	470.0	2.1
Total lease payments	1,345.0	147.5
Less: Interest	274.7	9.3
Present Value of Lease Liabilities	$1,070.3	$138.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)

Balance sheet classification of operating leases:

	December 31,
	2023	2022
Operating Lease ROU Assets	$1,046.4	$1,165.0
Lease liability:
Other current liabilities	$217.3	$207.9
Long-term liability - operating leases	853.0	900.0
Total Operating Lease Liability	$1,070.3	$1,107.9
At December 31, 2023 and 2022, office space and equipment operating leases had a weighted average remaining lease term of 6.4 and 6.9 years, respectively, and a weighted average discount rate of 3.7% and 3.4%, respectively.
Property and Equipment
Property and equipment:

	December 31,
	2023	2022
Property and equipment - owned	$1,620.9	$1,684.6
Equipment under finance leases	404.4	383.0
Property and Equipment, Gross	2,025.3	2,067.6
Accumulated depreciation	(1,150.4)	(1,167.5)
Property and Equipment, Net	$874.9	$900.1
At December 31, 2023 and 2022, finance leases had a weighted average remaining lease term of 2.9 years and 3.1 years, respectively, and a weighted average discount rate of 6.6% and 5.1%, respectively.
19. Temporary Equity - Redeemable Noncontrolling Interests
Owners of noncontrolling equity interests in certain of our subsidiaries have the right in certain circumstances to require us to purchase all or a portion of their equity interest at fair value as defined in the applicable agreements. Assuming that the subsidiaries perform at their current and projected profit levels, at December 31, 2023, the aggregate estimated amount we could be required to pay in future periods is $414.6 million, of which $120.9 million is currently exercisable by the holders. If these rights are exercised, there would be an increase in net income attributable to Omnicom as a result of our increased ownership interest and the reduction of net income attributable to noncontrolling interests. The ultimate amount paid could be significantly different because the redemption amount depends on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. Upon redemption, the difference between the estimated redemption value and the actual amount paid is recorded in additional paid-in capital.
20. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not expect that these proceedings will have a material adverse effect on our business, results of operations or financial position.
21. Accumulated Other Comprehensive Income (Loss)
Changes in AOCI, net of income taxes:

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
January 1, 2022	$(16.1)	$(90.4)	$(1,145.8)	$(1,252.3)
Other comprehensive income (loss) before reclassifications	—	41.5	(238.7)	(197.2)
Reclassification from accumulated other comprehensive income (loss)	4.0	7.6	—	11.6
December 31, 2022	(12.1)	(41.3)	(1,384.5)	(1,437.9)
Other comprehensive income (loss) before reclassifications	—	(4.8)	97.7	92.9
Reclassification from accumulated other comprehensive income (loss)	4.0	3.4	—	7.4
December 31, 2023	$(8.1)	$(42.7)	$(1,286.8)	$(1,337.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)
22. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis:

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$4,432.0			$4,432.0
Marketable equity securities	0.9			0.9
Liabilities:
Cross currency swaps - net investment hedge		$6.6		$6.6
Contingent purchase price obligations			$229.5	229.5
December 31, 2022
Assets:
Cash and cash equivalents	$4,281.8			$4,281.8
Short-term investments		$60.7		60.7
Marketable equity securities	0.9			0.9
Liabilities:
Foreign currency derivatives		$0.1		$0.1
Cross currency swaps - net investment hedge		16.5		16.5
Contingent purchase price obligations			$115.0	115.0
Changes in contingent purchase price obligations:

	December 31,
	2023	2022
January 1	$115.0	$167.1
Acquisitions	217.4	13.3
Revaluation and interest	(36.1)	(26.0)
Payments	(67.7)	(32.7)
Foreign currency translation	0.9	(6.7)
December 31	$229.5	$115.0
Carrying amount and fair value of our financial assets and liabilities:

	December 31,
	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$4,432.0	$4,432.0	$4,281.8	$4,281.8
Short-term investments	—	—	60.7	60.7
Marketable equity securities	0.9	0.9	0.9	0.9
Non-marketable equity securities	6.7	6.7	5.6	5.6
Liabilities:
Short-term debt	$10.9	$10.9	$16.9	$16.9
Foreign currency derivatives	—	—	0.1	0.1
Cross currency swaps - net investment hedge	6.6	6.6	16.5	16.5
Contingent purchase price obligations	229.5	229.5	115.0	115.0
Long-term debt	5,639.6	5,237.8	5,577.2	4,993.4
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)
23. Derivative Instruments and Hedging Activities
We manage our exposure to foreign exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use net investment hedges to manage the volatility of foreign exchange rates on the investment in our foreign subsidiaries. We may use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations related to foreign currency transactions. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors.
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivatives. We periodically determine the potential loss from market risk on our derivatives by performing a value-at-risk, or VaR, analysis. VaR is a statistical model that uses historical currency exchange rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2023 was not significant.
Foreign Currency Exchange Risk
As an integral part of our global treasury operations, we centralize our cash and use notional multicurrency pools to manage the foreign currency exchange risk that arises from imbalances between subsidiaries and their respective treasury centers. In addition, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward foreign exchange contracts. To manage this risk, at December 31, 2022, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $40.3 million. There were no outstanding forward foreign exchange contracts at December 31, 2023.
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
We have fixed-to-fixed cross currency swaps with a notional value of $150 million that hedge a portion of the net investment in our Japanese subsidiaries against volatility in the Yen/U.S. Dollar exchange rate. The swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2025 and 2029. Changes in the fair value of the swaps are recognized in foreign currency translation and are reported in AOCI. Any gain or loss will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying operations. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. We receive net fixed U.S. Dollar interest payments from the swaps, and we recorded a reduction of interest expense of $6.6 million and $1.2 million in 2023 and 2022, respectively. At December 31, 2023 and 2022, the liability for the swap fair value was $6.6 million and $16.5 million, respectively, and was recorded in long-term liabilities.
Interest Rate Risk
We may use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. There were no interest rate swaps in 2023 and 2022. Long-term debt at December 31, 2023 and 2022 consisted entirely of fixed-rate debt.
24. New Accounting Standards
On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), that requires disclosure of significant expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 requires retrospective application in the period of initial application. We will apply ASU 2023-07 for annual periods beginning on January 1, 2024, and for interim periods beginning on January 1, 2025. ASU 2023-07 affects financial statement disclosure only, and its adoption will not affect our results of operations or financial position.
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), that requires, among other things, greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We will apply ASU 2023-09 on January 1, 2025. ASU 2023-09 affects financial statement disclosure only and its adoption will not affect our results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts.)
25. Subsequent Events
As described in Note 5, on January 2, 2024, we acquired Flywheel Digital, the digital commerce business of Ascential plc, for a net cash purchase price of approximately $845 million. As described in Note 7, on January 3, 2024, we entered into a Term Loan Facility that provides for a delayed-draw term loan up to an aggregate principal amount of $600 million. We have evaluated events subsequent to the balance sheet date and determined there have not been any other events that have occurred that would require adjustment to or disclosure in the consolidated financial statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2023
(In millions)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustment Increase (Decrease)	Balance End of Period
Valuation accounts deducted from assets:
Allowance for Doubtful Accounts:
December 31, 2023	$24.7	$(2.8)	$(5.1)	$0.4	$17.2
December 31, 2022	21.7	6.1	(2.4)	(0.7)	24.7
December 31, 2021	30.4	4.7	(12.7)	(0.7)	21.7

S-1