Form 10-Q
period 2024-03-31
OMNICOM GROUP INC.
filed 2024-04-17
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.15 Par Value	OMC	New York Stock Exchange
0.800% Senior Notes due 2027	OMC/27	New York Stock Exchange
1.400% Senior Notes due 2031	OMC/31	New York Stock Exchange
3.700% Senior Notes due 2032	OMC/32	New York Stock Exchange
2.250% Senior Notes due 2033	OMC/33	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 10, 2024, there were 195,833,671 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$3,172.8	$4,432.0
Accounts receivable, net of allowance for doubtful accounts of $23.0 and $17.2	7,905.8	8,659.8
Work in process	1,711.6	1,342.5
Other current assets	1,076.1	949.9
Total Current Assets	13,866.3	15,384.2
Property and Equipment at cost, less accumulated depreciation of $1,162.5 and $1,150.4	860.2	874.9
Operating Lease Right-Of-Use Assets	1,021.1	1,046.4
Equity Method Investments	64.8	66.4
Goodwill	10,693.8	10,082.3
Intangible Assets, net of accumulated amortization of $857.5 and $863.6	533.0	366.9
Other Assets	236.4	223.5
TOTAL ASSETS	$27,275.6	$28,044.6

LIABILITIES AND EQUITY:
Current Liabilities:
Accounts payable	$10,337.7	$11,634.0
Customer advances	1,238.2	1,356.2
Current portion of debt	750.3	750.5
Short-term debt	11.2	10.9
Taxes payable	381.0	351.6
Other current liabilities	2,235.4	2,142.8
Total Current Liabilities	14,953.8	16,246.0
Long-Term Liabilities	916.2	887.7
Long-Term Liability - Operating Leases	827.2	853.0
Long-Term Debt	5,501.0	4,889.1
Deferred Tax Liabilities	514.8	529.1
Commitments and Contingent Liabilities (Note 12)
Temporary Equity - Redeemable Noncontrolling Interests	428.4	414.6
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	512.0	492.0
Retained earnings	10,751.3	10,571.5
Accumulated other comprehensive income (loss)	(1,415.9)	(1,337.6)
Treasury stock, at cost	(6,322.5)	(6,154.2)
Total Shareholders’ Equity	3,569.5	3,616.3
Noncontrolling interests	564.7	608.8
Total Equity	4,134.2	4,225.1
TOTAL LIABILITIES AND EQUITY	$27,275.6	$28,044.6

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
REVENUE	$3,630.5	$3,443.3
OPERATING EXPENSES:
Salary and service costs	2,692.6	2,542.9
Occupancy and other costs	314.1	291.6
Real estate repositioning costs	—	119.2
Cost of services	3,006.7	2,953.7
Selling, general and administrative expenses	85.3	89.2
Depreciation and amortization	59.6	53.9
Total Operating Expenses	3,151.6	3,096.8
OPERATING INCOME	478.9	346.5
Interest Expense	53.8	54.9
Interest Income	27.0	35.6
INCOME BEFORE INCOME TAXES AND INCOME FROM EQUITY METHOD INVESTMENTS	452.1	327.2
Income Tax Expense	116.0	83.4
Income From Equity Method Investments	0.9	0.1
NET INCOME	337.0	243.9
Net Income Attributed To Noncontrolling Interests	18.4	16.4
NET INCOME - OMNICOM GROUP INC.	$318.6	$227.5
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.61	$1.13
Diluted	$1.59	$1.11

Weighted Average Shares:
Basic	197.9	202.2
Diluted	200.1	204.5

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
NET INCOME	$337.0	$243.9
OTHER COMPREHENSIVE INCOME (LOSS):
Cash flow hedge:
Amortization of loss included in interest expense	1.4	1.4
Income tax effect	(0.4)	(0.4)
Cash flow hedge, net of tax	1.0	1.0
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost	1.2	1.1
Amortization of actuarial losses	0.3	0.2
Income tax effect	(1.7)	(0.9)
Defined benefit pension plans and postemployment arrangements, net of tax	(0.2)	0.4
Foreign currency translation adjustment	(86.3)	51.8

Other Comprehensive Income (Loss)	(85.5)	53.2
TOTAL COMPREHENSIVE INCOME	251.5	297.1
Comprehensive Income Attributed To Noncontrolling Interests	11.2	16.2
COMPREHENSIVE INCOME - OMNICOM GROUP INC.	$240.3	$280.9

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Common Stock, shares	297.2	297.2
Common Stock, par value	$44.6	$44.6
ADDITIONAL PAID-IN CAPITAL:
Beginning Balance	492.0	571.1
Net change in noncontrolling interests	24.6	(38.5)
Change in temporary equity	(16.4)	21.3
Share-based compensation	22.1	20.7
Stock issued, share-based compensation	(10.3)	6.1
Ending Balance	512.0	580.7
RETAINED EARNINGS:
Beginning Balance	10,571.5	9,739.3
Net income	318.6	227.5
Common stock dividends declared	(138.8)	(141.3)
Ending Balance	10,751.3	9,825.5
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Beginning Balance	(1,337.6)	(1,437.9)
Other comprehensive income (loss)	(78.3)	53.4
Ending Balance	(1,415.9)	(1,384.5)
TREASURY STOCK:
Beginning Balance	(6,154.2)	(5,665.0)
Stock issued, share-based compensation	13.6	20.4
Common stock repurchased	(181.9)	(305.1)
Ending Balance	(6,322.5)	(5,949.7)
SHAREHOLDERS' EQUITY	3,569.5	3,116.6
NONCONTROLLING INTERESTS:
Beginning Balance	608.8	524.3
Net income	18.4	16.4
Other comprehensive income (loss)	(7.2)	(0.2)
Dividends to noncontrolling interests	(13.3)	(12.5)
Net change in noncontrolling interests	(42.0)	(13.4)
Ending Balance	564.7	514.6

TOTAL EQUITY	$4,134.2	$3,631.2

Dividends Declared Per Common Share	$0.70	$0.70

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$337.0	$243.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	33.8	34.6
Amortization of intangible assets	25.8	19.3
Amortization of net deferred loss on interest rate swaps	1.4	1.4
Share-based compensation	22.1	20.7
Real estate repositioning costs	—	119.2
Other, net	(5.0)	(10.2)
Use of operating capital	(1,033.6)	(951.0)
Net Cash Used In Operating Activities	(618.5)	(522.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23.1)	(23.1)
Acquisition of businesses and interests in affiliates, net of cash acquired	(801.5)	—
Other, net	(13.7)	(14.5)
Net Cash Used In Investing Activities	(838.3)	(37.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	645.9	—
Change in short-term debt	0.3	1.0
Dividends paid to common shareholders	(138.8)	(142.3)
Repurchases of common stock	(180.1)	(305.1)
Proceeds from stock plans	2.1	26.3
Acquisition of additional noncontrolling interests	(10.4)	(29.2)
Dividends paid to noncontrolling interest shareholders	(13.3)	(12.5)
Payment of contingent purchase price obligations	(0.5)	(9.2)
Other, net	(21.8)	(8.0)
Net Cash Provided By (Used In) Financing Activities	283.4	(479.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(85.8)	18.4

Net Decrease in Cash and Cash Equivalents	(1,259.2)	(1,020.3)
Cash and Cash Equivalents at the Beginning of Period	4,432.0	4,281.8
Cash and Cash Equivalents at the End of Period	$3,172.8	$3,261.5

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in tables in millions, except per share amounts)

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
In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, or 2023 10-K. Results for the interim periods are not necessarily indicative of results that may be expected for the year.
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
2. Revenue
Nature of our services
We provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. Our networks, practice areas and agencies provide a comprehensive range of services in the following fundamental disciplines: Advertising & Media, Precision Marketing, Public Relations, Healthcare, Branding & Retail Commerce, Experiential, and Execution & Support. Advertising & Media includes creative services across digital and traditional media, strategic media planning and buying, performance media and data analytics services. Precision Marketing includes digital and direct marketing, digital transformation consulting, e-commerce operations, media execution, market intelligence and data and analytics. Public Relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. Branding & Retail Commerce services include brand and product consulting, strategy and research and retail marketing. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising, point-of-sale and product placement, as well as other specialized marketing and custom communications services. At the core of all our services is the ability to create or develop a client’s marketing or corporate communications message into content that can be delivered to a target audience across different communications mediums.
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.
Revenue by discipline:

	Three Months Ended March 31,
	2024	2023
Advertising & Media	$1,906.8	$1,776.5
Precision Marketing	438.2	360.0
Public Relations	390.3	375.5
Healthcare	323.6	318.4
Branding & Retail Commerce	200.2	209.6
Experiential	159.9	147.8
Execution & Support	211.5	255.5
Revenue	$3,630.5	$3,443.3

Revenue by geographic market:

	Three Months Ended March 31,
	2024	2023
Americas:
North America	$2,040.9	$1,926.8
Latin America	96.5	74.0
EMEA:
Europe	1,005.8	951.9
Middle East and Africa	79.6	84.9
Asia-Pacific	407.7	405.7
Revenue	$3,630.5	$3,443.3
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended March 31, 2024, and 2023 was $1,925.9 million and $1,812.2 million, respectively.
Contract balances
Contract balances include work in process and customer advances, which primarily consist of advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs.

	March 31, 2024	December 31, 2023	March 31, 2023
Work in process:
Media and production costs	$788.8	$664.4	$710.9
Unbilled fees and costs and contract assets	922.8	678.1	798.0
Work in process	$1,711.6	$1,342.5	$1,508.9
Customer advances	$1,238.2	$1,356.2	$1,279.6
There were no impairment losses to work in process recorded in the three months ended March 31, 2024 and 2023.
3. Net Income per Share
Basic and diluted net income per share:

	Three Months Ended March 31,
	2024	2023
Net Income - Omnicom Group Inc.	$318.6	$227.5
Weighted Average Shares (millions):
Basic	197.9	202.2
Dilutive stock options and restricted shares	2.2	2.3
Diluted	200.1	204.5

Net Income per Share - Omnicom Group Inc.:
Basic	$1.61	$1.13
Diluted	$1.59	$1.11
4. Business Combinations
On January 2, 2024, we acquired Flywheel Digital, the digital commerce business of Ascential plc, for a net cash purchase price of approximately $845 million. The financial statements of Flywheel Digital are included in our consolidated financial statements as of and for the period ended March 31, 2024. The acquisition of Flywheel Digital did not have a material effect on our financial position or results of operations in the three months ended March 31, 2024 and is not expected to do so for the remainder of the year. The principal tangible assets and liabilities acquired were net working capital, and the intangible assets acquired were primarily comprised of customer relationships, intellectual property, trade name and goodwill. The allocation of the purchase price to the underlying assets is undergoing a formal valuation process that is not yet complete. As a result, as of March 31, 2024, we estimated amortizable intangible assets to be $182.6 million. We will likely revise this estimate, however, we do not expect any changes to be material to our financial position and results of operations.

5. Goodwill and Intangible Assets
Change in goodwill:

	Three Months Ended March 31,
	2024	2023
January 1	$10,082.3	$9,734.3
Acquisitions	688.3	—
Dispositions	(5.9)	(1.4)
Foreign currency translation	(70.9)	59.7
March 31	$10,693.8	$9,792.6
The increase in goodwill during the three months ended March 31, 2024 is primarily attributable to the acquisition of Flywheel Digital. There were no goodwill impairment losses recorded in the three months ended March 31, 2024 and 2023, and there are no accumulated goodwill impairment losses.
Intangible assets:

	March 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired intangible assets and internally developed strategic platform assets	$1,084.3	$(585.6)	$498.7	$902.6	$(572.9)	$329.7
Other purchased and internally developed software	306.2	(271.9)	34.3	327.9	(290.7)	37.2
Total Intangible Assets	$1,390.5	$(857.5)	$533.0	$1,230.5	$(863.6)	$366.9
Amortization of intangible assets:

	Three Months Ended March 31,
	2024	2023
Acquired intangible assets and internally developed strategic platform assets	$21.5	$14.8
Other purchased and internally developed software	4.3	4.5
Amortization Expense	$25.8	$19.3
6. Debt
Credit Facilities
We have a $2.5 billion unsecured multi-currency revolving credit facility, or Credit Facility, terminating on June 2, 2028. On January 3, 2024, we entered into a $600 million Delayed Draw Term Loan Agreement, or Term Loan Facility, terminating on December 31, 2026. We have the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program. During the three months ended March 31, 2024, there were no drawings under the Credit Facility or the Term Loan Facility, and no commercial paper issuances. In addition, certain of our international subsidiaries have uncommitted credit lines, aggregating $507.0 million, that are guaranteed by Omnicom. All of these facilities provide additional liquidity sources for operating capital and general corporate purposes.
The Credit Facility and Term Loan Facility each contain a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At March 31, 2024, we were in compliance with this covenant as our Leverage Ratio was 2.5 times. The Credit Facility and Term Loan Facility do not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt of $11.2 million and $10.9 million at March 31, 2024 and December 31, 2023, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.

Long-Term Debt
Long-term debt:

	March 31, 2024	December 31, 2023
3.65% Senior Notes due 2024	$750.0	$750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
€500 million 0.80% Senior Notes due 2027	539.4	553.0
2.45% Senior Notes due 2030	600.0	600.0
4.20% Senior Notes due 2030	600.0	600.0
€500 million 1.40% Senior Notes due 2031	539.4	553.0
2.60% Senior Notes due 2031	800.0	800.0
€600 million 3.70% Senior Notes due 2032	647.3	—
£325 million 2.25% Senior Notes due 2033	410.2	413.9
Long-Term Debt, Gross	6,286.3	5,669.9
Unamortized discount	(8.9)	(7.8)
Unamortized debt issuance costs	(25.7)	(22.3)
Unamortized deferred loss from settlement of interest rate swaps, net	(0.4)	(0.2)
Current portion	(750.3)	(750.5)
Long-Term Debt	$5,501.0	$4,889.1
On March 6, 2024, Omnicom Finance Holdings plc, or OFH, a U.K.-based wholly owned subsidiary of Omnicom, issued €600 million 3.70% Senior Notes due 2032. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $643.1 million. Omnicom has fully and unconditionally guaranteed the obligations of OFH.
Our 2.45% Senior Notes due 2030, 4.20% Senior Notes due 2030 and 2.60% Senior Notes due 2031 are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under the 3.65% Senior Notes due 2024 and the 3.60% Senior Notes due 2026. These notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans, or advances. Such notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and OCI have, jointly and severally, fully, and unconditionally guaranteed the obligations of OFH with respect to the €500 million 0.80% Senior Notes due 2027 and the €500 million 1.40% Senior Notes due 2031, and Omnicom has fully and unconditionally guaranteed the obligations of OFH with respect to the €600 million 3.70% Senior Notes due 2032, collectively the Euro Notes. OFH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in Europe, Australia, and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom, OCI or OFH to obtain funds from their subsidiaries through dividends, loans, or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFH and each of Omnicom and OCI, as applicable.
Omnicom has fully and unconditionally guaranteed the obligations of Omnicom Capital Holdings plc, or OCH, a U.K.-based wholly owned subsidiary of Omnicom, with respect to the £325 million 2.25% Senior Notes due 2033, or the Sterling Notes. OCH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in EMEA, Australia, and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OCH to obtain funds from their subsidiaries through dividends, loans, or advances. The Sterling Notes and the related guarantee are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OCH and Omnicom, respectively.

7. Segment Reporting
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
Revenue and long-lived assets and goodwill by geographic region:

	Americas	EMEA	Asia-Pacific
March 31, 2024
Revenue - Three months ended	$2,137.4	$1,085.4	$407.7
Long-lived assets and goodwill	$8,092.0	$3,776.5	$706.6
March 31, 2023
Revenue - Three months ended	$2,000.8	$1,036.8	$405.7
Long-lived assets and goodwill	$7,642.2	$3,377.2	$734.4
8. Income Taxes
Our effective tax rate for the three months ended March 31, 2024 increased period-over-period to 25.7% from 25.5%. The effective tax rate for three months ended March 31, 2024 includes the favorable impact from the resolution of certain non-U.S. tax positions of $7.5 million. The effective tax rate for the three months ended March 31, 2023 includes the favorable impact from the resolution of certain tax positions of approximately $10.0 million of previously unrecognized tax benefits, partially offset by approximately $6.0 million related to a lower tax benefit in certain jurisdictions for the real estate repositioning costs in the quarter, and an increase in the U.K. statutory tax rate.
The Inflation Reduction Act of 2022, or IRA, levies a 1% excise tax on net stock repurchases after December 31, 2022. The excise tax is recorded as a cost of acquiring treasury stock and is not material. Additionally, the IRA imposes a 15% corporate alternative minimum tax, or CAMT, for tax years beginning after December 31, 2022. The CAMT does not have a material impact on our results of operations or financial position.
Numerous foreign jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion, or Pillar Two, model rules issued by the Organization for Economic Co-operation and Development, or OECD. Under such rules, a minimum effective tax rate of 15% would apply to multinational companies with consolidated revenue above €750 million.
Under the Pillar Two rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. We do not expect the provisions effective in 2024 to have a materially adverse impact on our results of operations, financial position or cash flows.
At March 31, 2024, our unrecognized tax benefits were $168.7 million. Of this amount, approximately $161.8 million would affect our effective tax rate upon resolution of the uncertain tax positions.

9. Pension and Other Postemployment Benefits
Net periodic benefit expense:

	Defined Benefit Pension Plans		Postemployment Arrangements
	Three Months Ended March 31,
	2024	2023	2024	2023
Service cost	$0.6	$0.9	$0.8	$0.9
Interest cost	1.0	2.3	1.5	1.4
Expected return on plan assets	(0.2)	(0.2)	—	—
Amortization of prior service cost	0.1	0.1	1.1	1.0
Amortization of actuarial losses	0.2	0.2	0.1	—
Total net periodic benefit expense	$1.7	$3.3	$3.5	$3.3
We contributed $0.1 million to our defined benefit pension plans in each of the three months ended March 31, 2024 and 2023.
10. Real Estate Repositioning Costs
In connection with the transition to a flexible working environment, a hybrid model which allows for partial remote work, we took certain actions in the first quarter of 2023 to reduce and reposition our office lease portfolio.
As a result, for the three months ended March 31, 2023, operating expenses included $119.2 million ($91.0 million after tax), primarily related to non-cash impairment charges for the operating lease right-of-use, or ROU, assets. Substantially all of the operating lease payments related to the ROU assets will be paid out over two years. There were no real estate repositioning charges during the three months ended March 31, 2024.
11. Supplemental Cash Flow Data
Change in operating capital:

	Three Months Ended March 31,
	2024	2023
(Increase) decrease in accounts receivable	$884.2	$1,065.0
(Increase) decrease in work in process and other current assets	(393.9)	(295.6)
Increase (decrease) in accounts payable	(1,347.0)	(1,458.8)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(157.8)	(212.9)
Change in other assets and liabilities, net	(19.1)	(48.7)
Increase (decrease) in operating capital	$(1,033.6)	$(951.0)
Supplemental financial information:

	Three Months Ended March 31,
	2024	2023
Income taxes paid	$69.4	$73.6
Interest paid	$8.5	$13.7
Non-cash increase in lease liabilities:

Operating leases	$47.2	$41.2
Finance leases	$12.3	$11.7
12. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that such proceedings will have a material adverse effect on our results of operations or financial position.

13. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes:

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Three Months Ended March 31, 2024
January 1	$(8.1)	$(42.7)	$(1,286.8)	$(1,337.6)
Other comprehensive income (loss) before reclassifications	—	—	(79.1)	(79.1)
Reclassification from accumulated other comprehensive income (loss)	1.0	(0.2)	—	0.8
March 31	$(7.1)	$(42.9)	$(1,365.9)	$(1,415.9)

	Three Months Ended March 31, 2023
January 1	$(12.1)	$(41.3)	$(1,384.5)	$(1,437.9)
Other comprehensive income (loss) before reclassifications	—	—	52.0	52.0
Reclassification from accumulated other comprehensive income (loss)	1.0	0.4	—	1.4
March 31	$(11.1)	$(40.9)	$(1,332.5)	$(1,384.5)
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
•Level 3: Unobservable inputs for the asset or liability.
Financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$3,172.8			$3,172.8	$4,432.0			$4,432.0
Marketable equity securities	0.8			0.8	0.9			0.9
Cross currency swaps - net investment hedge		$4.2		4.2		$—		—
Liabilities:
Cross currency swaps - net investment hedge		—		—		$6.6		$6.6
Contingent purchase price obligations			$258.6	258.6			$229.5	229.5
Changes in contingent purchase price obligations:

	Three Months Ended March 31,
	2024	2023
January 1	$229.5	$115.0
Acquisitions	26.5	21.6
Revaluation and interest	3.2	0.4
Payments	(0.5)	(9.2)
Foreign currency translation	(0.1)	0.2
March 31	$258.6	$128.0

Carrying amount and fair value of our financial assets and liabilities:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$3,172.8	$3,172.8	$4,432.0	$4,432.0
Marketable equity securities	0.8	0.8	0.9	0.9
Cross currency swaps - net investment hedge	4.2	4.2	—	—
Non-marketable equity securities	12.5	12.5	6.7	6.7

Liabilities:
Short-term debt	$11.2	$11.2	$10.9	$10.9
Cross currency swaps - net investment hedge	—	—	6.6	6.6
Contingent purchase price obligations	258.6	258.6	229.5	229.5
Long-term debt	6,251.3	5,822.1	5,639.6	5,237.8
The estimated fair values of the cross-currency swaps are determined using model-derived valuations, taking into consideration foreign currency rates, interest rates, and counterparty credit risk. The estimated fair value of the contingent purchase price obligations is calculated in accordance with the terms of each acquisition agreement and is discounted. The fair value of long-term debt is based on quoted market prices.
15. Subsequent Events
We have evaluated events subsequent to the balance sheet date and determined that there have not been any events that have occurred that would require additional adjustments to, or disclosures in, these consolidated financial statements.

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
The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, or 2023 10-K, and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents filed from time to time with the Securities and Exchange Commission. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.
EXECUTIVE SUMMARY
The unaudited consolidated financial statements and related notes to the unaudited consolidated financial statements, including our critical accounting estimates, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report, should be read in conjunction with our 2023 10-K. In the following tables, dollars are presented in millions, except share amounts.
Given our size and breadth, we manage our business by monitoring several financial indicators. The key performance indicators we focus on are revenue growth, operating income, and EBITA (defined as operating income before amortization of acquired intangible assets and internally developed strategic platform assets) and EBITA margin (defined as EBITA divided by revenue). We analyze revenue growth by reviewing the components and mix of the growth, including growth by principal regional market, practice area and marketing discipline, the impact from foreign currency exchange rate changes, growth from acquisitions, net of dispositions, and growth from our largest clients. Variability in operating expenses is analyzed in the following categories: cost of services, selling, general and administrative expenses, or SG&A, and depreciation and amortization.
Financial Performance
Worldwide revenue for the three months ended March 31, 2024, increased $187.2 million, or 5.4%, to $3,630.5 million, compared to $3,443.3 million in the prior year quarter. Worldwide organic revenue growth (defined below) increased revenue $136.9 million, or 4.0%, primarily reflecting increased client spending in our Advertising & Media, Precision Marketing, Experiential, and Healthcare disciplines and most geographic markets compared to the prior year period. Changes in foreign exchange rates period-over-period reduced revenue $2.7 million, or 0.1%. Acquisition revenue, net of disposition revenue, increased revenue $53.0 million, or 1.5%, primarily related to the purchase of Flywheel Digital in January 2024 (see Note 4 to the unaudited consolidated financial statements) and acquisition activity in the second half of 2023, partially offset by dispositions in the Execution & Support discipline in the first half of 2023.
The period-over-period change in worldwide revenue for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, in our fundamental disciplines was: Advertising & Media increased $130.3 million, Precision Marketing increased $78.2 million, Branding & Retail Commerce decreased $9.4 million, Experiential increased $12.1 million, Execution & Support decreased $44.0 million, Public Relations increased $14.8 million, and Healthcare increased $5.2 million.
The period-over-period change in worldwide revenue across our geographic markets for the three months ended March 31, 2024 was: North America increased $114.1 million, or 5.9%, Latin America increased $22.5 million, or 30.4%, Europe increased $53.9 million, or 5.7%, the Middle East and Africa decreased $5.3 million, or 6.2%, and Asia-Pacific increased $2.0 million, or 0.5%.
A summary of our consolidated results of operations period-over-period is:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue	$3,630.5	$3,443.3	$187.2	5.4%
Operating Income[2]	$478.9	$346.5	$132.4	38.2%
Operating Margin[2]	13.2%	10.1%		3.1%
Interest expense, net	$26.8	$19.3	$7.5	38.9%
Net Income - Omnicom Group Inc.[2]	$318.6	$227.5	$91.1	40.0%
Net Income per Share - Omnicom Group Inc.: Diluted[2]	$1.59	$1.11	$0.48	43.2%
Non-GAAP Measures:
EBITA[1,2,3]	$500.4	$361.3	$139.1	38.5%
EBITA Margin %[1,2,3]	13.8%	10.5%		3.3%
After-tax amortization per diluted share[3]	$0.08	$0.05	$0.03	60.0%
1) Reconciliation of Non-GAAP Financial Measures on page 23.
2) For the three months ended March 31, 2023, operating expenses include $119.2 million ($91.0 million after tax) related to real estate repositioning costs, which decreased diluted net income per share - Omnicom Group Inc. by $0.45 (see Note 10 to the unaudited consolidated financial statements).
3) Beginning with the three months ended March 31, 2024, EBITA is defined as operating income before amortization of acquired intangible assets and internally developed strategic platform assets. As a result, we reclassified the prior year period to be consistent with the revised definition, which reduced EBITA from previously reported amounts. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods.
Our Business
Omnicom is a strategic holding company providing advertising, marketing and corporate communications services to many of the largest global companies. Our portfolio of companies includes our global networks, BBDO, DDB, TBWA, Omnicom Media Group, the DAS Group of Companies, and the Communications Consultancy Network. All of our global networks integrate their service offerings with the Omnicom branded practice areas, including Omnicom Health Group, Omnicom Precision Marketing Group, Omnicom Commerce Group, Omnicom Advertising Collective, Omnicom Public Relations Group, Omnicom Brand Consulting Group and Flywheel Digital, as well as our Experiential businesses and Execution & Support businesses, which includes Omnicom Specialty Marketing Group.

On a global, pan-regional, and local basis, our networks, practice areas, and agencies provide a comprehensive range of services in the following fundamental disciplines: Advertising & Media, Precision Marketing, Public Relations, Healthcare, Branding & Retail Commerce, Experiential, and Execution & Support. Advertising & Media includes creative services across digital and traditional media, strategic media planning and buying, performance media and data analytics services. Precision Marketing includes digital and direct marketing, digital transformation consulting, e-commerce operations, media execution, market intelligence and data and analytics. Public Relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. Branding & Retail Commerce services include brand and product consulting, strategy and research and retail marketing. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising, as well as other specialized marketing and custom communications services. Our geographic markets include the Americas, which includes North America and Latin America, Europe, the Middle East and Africa, or EMEA, and Asia-Pacific.
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
We believe generative AI will have a significant effect on how we provide services to our clients and how we enhance the productivity of our people. As with any new technology, we are working closely with our clients and technology partners to take advantage of the benefits of AI while being mindful of its limitations, risks, and privacy concerns. We are committed to responsible AI practices and collaboration to harness AI’s potential, while evaluating related risks, such as ethical considerations, public perception and reputational concerns, intellectual property protection, regulatory compliance, privacy and data security concerns and our ability to effectively adopt this new emerging technology. The rapidly developing nature of AI technology makes it difficult to assess the full impact on our business at this time.
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the twelve months ended March 31, 2024, our largest client accounted for 3.0% of our revenue, and our 100 largest clients, which represent many of the world’s major marketers, accounted for approximately 53.8% of our revenue. Our clients operate in virtually every sector of the global economy with no one industry representing more than 16% of our revenue for the three months ended March 31, 2024. Although our revenue is generally balanced between the United States and international markets, and we have a large and diverse client base, we are not immune to general economic downturns.
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

CONSOLIDATED RESULTS OF OPERATIONS
The period-over-period change in results of operations were:

	Three Months Ended March 31,
	2024	2023	$ Change
Revenue	$3,630.5	$3,443.3	$187.2
Operating Expenses:
Salary and service costs	2,692.6	2,542.9	149.7
Occupancy and other costs	314.1	291.6	22.5
Real estate repositioning costs[2]	—	119.2	(119.2)
Cost of services	3,006.7	2,953.7	53.0
Selling, general and administrative expenses	85.3	89.2	(3.9)
Depreciation and amortization	59.6	53.9	5.7
Total operating expenses[2]	3,151.6	3,096.8	54.8
Operating Income[2]	478.9	346.5	132.4
Interest Expense	53.8	54.9	(1.1)
Interest Income	27.0	35.6	(8.6)
Income Before Income Taxes and Income From Equity Method Investments	452.1	327.2	124.9
Income Tax Expense	116.0	83.4	32.6
Income From Equity Method Investments	0.9	0.1	0.8
Net Income[2]	337.0	243.9	93.1
Net Income Attributed To Noncontrolling Interests	18.4	16.4	2.0
Net Income - Omnicom Group Inc.[2]	$318.6	$227.5	$91.1
Net Income Per Share - Omnicom Group Inc.:[2]
Basic	$1.61	$1.13	$0.48
Diluted	$1.59	$1.11	$0.48

Revenue	$3,630.5	$3,443.3	$187.2
Operating Margin %[2]	13.2%	10.1%
Non-GAAP Measures:[1]
EBITA[2,3]	$500.4	$361.3	$139.1
EBITA Margin %[2,3]	13.8%	10.5%	3.3%
After-tax amortization effect per diluted share[3]	$0.08	$0.05	$0.03
1) Reconciliation of Non-GAAP Financial Measures on page 23.
2) For the three months ended March 31, 2023, operating expenses include $119.2 million ($91.0 million after tax) related to real estate repositioning costs, which decreased diluted net income per share - Omnicom Group Inc. by $0.45 (see Note 10 to the unaudited consolidated financial statements).
3) Beginning with the three months ended March 31, 2024, EBITA is defined as operating income before amortization of acquired intangible assets and internally developed strategic platform assets. As a result, we reclassified the prior year period to be consistent with the revised definition, which reduced EBITA from previously reported amounts. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods.

Revenue
The components of period-over-period revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were:

	Total		Domestic		International
	$	%	$	%	$	%
Three months ended March 31, 2023	$3,443.3		$1,812.2		$1,631.1
Components of revenue change:
Foreign exchange rate impact	(2.7)	(0.1)%	—	—%	(2.7)	(0.2)%
Acquisition revenue, net of disposition revenue	53.0	1.5%	35.1	1.9%	17.9	1.1%
Organic growth	136.9	4.0%	78.6	4.3%	58.3	3.6%
Three months ended March 31, 2024	$3,630.5	5.4%	$1,925.9	6.3%	$1,704.6	4.5%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,633.2 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,630.5 million less $3,633.2 million for the Total column).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,443.3 million for the Total column).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at April 12, 2024 remain unchanged, we expect the impact of changes in foreign exchange rates will reduce revenue in the second quarter by 1.0% and be flat for the year. Based on our acquisition and disposition activity to date, we expect that the net impact will increase revenue by 2.5% for the second quarter and 2.0% for the full year.
Revenue by Discipline
To monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: Advertising & Media, Precision Marketing, Branding & Retail Commerce, Experiential, Execution & Support, Public Relations, and Healthcare.
The period-over-period change in revenue and organic growth by discipline was:

	Three Months Ended March 31,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising & Media	$1,906.8	52.5%	$1,776.5	51.6%	$130.3	7.0%
Precision Marketing	438.2	12.1%	360.0	10.5%	78.2	4.3%
Public Relations	390.3	10.8%	375.5	10.9%	14.8	(1.1)%
Healthcare	323.6	8.9%	318.4	9.2%	5.2	2.1%
Branding & Retail Commerce	200.2	5.5%	209.6	6.1%	(9.4)	(3.8)%
Experiential	159.9	4.4%	147.8	4.3%	12.1	9.5%
Execution & Support	211.5	5.8%	255.5	7.4%	(44.0)	(4.3)%
Revenue	$3,630.5		$3,443.3		$187.2	4.0%

The period-over-period change in worldwide revenue for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, in our fundamental disciplines was: Advertising & Media increased $130.3 million, Precision Marketing increased $78.2 million, Public Relations increased $14.8 million, Healthcare increased $5.2 million, Branding & Retail Commerce decreased $9.4 million, Experiential increased $12.1 million, and Execution & Support decreased $44.0 million. Worldwide organic revenue growth increased revenue $136.9 million, or 4.0%, primarily reflecting increased client spending in Advertising & Media, led by our Media, Precision Marketing, Experiential, and Healthcare disciplines compared to the prior year period. Changes in foreign exchange rates period-over-period reduced revenue $2.7 million, or 0.1%. The decrease in revenue from foreign exchange translation was primarily related to the weakening of several currencies against the U.S. Dollar, substantially offset by the strengthening of the British Pound and Euro against the U.S. Dollar. Acquisition revenue, net of disposition revenue, increased revenue $53.0 million, or 1.5%, primarily related to the purchase of Flywheel Digital in January 2024, which is included in our Precision Marketing discipline, and acquisition activity in the second half of 2023.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 3.0% and 2.7% of revenue for the twelve months ended March 31, 2024 and 2023, respectively. Our ten largest and 100 largest clients represented 20.0% and 53.8% of revenue for the twelve months ended March 31, 2024, respectively, and 19.3% and 52.7% of revenue for the twelve months ended March 31, 2023, respectively.
Revenue by Geography
The period-over-period change in revenue and organic growth in our geographic markets was:

	Three Months Ended March 31,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Americas:
North America	$2,040.9	56.2%	$1,926.8	55.9%	$114.1	4.1%
Latin America	96.5	2.7%	74.0	2.1%	22.5	22.3%
EMEA:
Europe	1,005.8	27.7%	951.9	27.7%	53.9	3.4%
Middle East and Africa	79.6	2.2%	84.9	2.5%	(5.3)	(4.2)%
Asia-Pacific	407.7	11.2%	405.7	11.8%	2.0	3.0%
Revenue	$3,630.5		$3,443.3		$187.2	4.0%
The period-over-period change in worldwide revenue across our geographic markets for the three months ended March 31, 2024 was: North America increased $114.1 million, or 5.9%, Latin America increased $22.5 million, or 30.4%, Europe increased $53.9 million, or 5.7%, the Middle East and Africa decreased $5.3 million, or 6.2%, and Asia-Pacific increased $2.0 million, or 0.5%. Organic revenue for the three months ended March 31, 2024 increased across most countries within our major markets.
North America
In North America, organic revenue growth for the three months ended March 31, 2024 was primarily driven by strong performance in the United States, especially in the Advertising & Media discipline, led by our media business, and our Precision Marketing, Healthcare and Experiential disciplines, partially offset by negative performance in our Execution & Support discipline, which faced difficult comparisons to the prior year period, and our Branding & Retail Commerce discipline. Acquisitions net of dispositions positively impacted revenue and were primarily related to the purchase of Flywheel Digital in January 2024 and acquisitions in the prior year in our Public Relations discipline, partially offset by dispositions in the Execution & Support discipline in the prior year.
Latin America
In Latin America, organic revenue for the three months ended March 31, 2024 increased in substantially all our disciplines, led by Advertising & Media, and in all countries in the region, compared to the prior year period. The strengthening of most currencies, especially the Colombian Peso, Brazilian Real and Mexican Peso against the U.S. Dollar, partially offset by the weakening of the Chilean Peso and Argentine Peso, increased revenue in the three months ended March 31, 2024 compared to the same period in 2023. Acquisitions positively impacted revenue and were primarily related to acquisition activity in our Advertising & Media discipline during the prior year.
EMEA
In Europe, compared to the prior year period, organic revenue for the three months ended March 31, 2024 increased in most countries and disciplines driven by strong performance in our Advertising & Media discipline, led by our media business, and in our Healthcare and Execution & Support disciplines, and was partially offset by negative performance in our Public Relations, and

Experiential disciplines, which faced difficult comparisons to the prior year period. Foreign currency changes increased revenue for the three months ended March 31, 2024, primarily as a result of the strengthening of the British Pound and Euro against the U.S. Dollar period-over-period. Acquisitions, net of dispositions positively impacted revenue and were primarily related to the purchase of Flywheel Digital in January 2024 and acquisition activity in our Advertising & Media discipline, partially offset by the impact of dispositions in our Execution & Support discipline in the second half of the prior year.
In the U.K., organic revenue growth for the three months ended March 31, 2024 of 3.2% was led by our Advertising & Media and Healthcare disciplines, partially offset by weakness in our Precision Marketing discipline. In Continental Europe, which includes the Euro Zone and the other European countries, organic growth for the three months ended March 31, 2024 of 3.5% was led by Italy, Germany, and Spain and in most disciplines, except for Experiential, which faced difficult comparisons to the prior year period.
In the Middle East and Africa for the three months ended March 31, 2024, organic revenue decreased period-over-period, primarily as a result of decreases in our Advertising & Media discipline, which faced a difficult comparison in the region.
Asia-Pacific
In Asia-Pacific, organic revenue increased period-over-period for the three months ended March 31, 2024 led by our Advertising & Media discipline. Most major markets in the region, especially China, India, and Japan, had positive organic growth period-over-period. The organic growth in the region was partially offset by an underperformance in Australia and Singapore and the weakening of certain foreign currencies against the U.S. Dollar, especially the Japanese Yen, Australian Dollar, and Chinese Renminbi. Acquisition activity, including the purchase of Flywheel Digital in January 2024, increased revenue in the period compared to the prior year period.
Revenue by Industry
Revenue by type of client industry sector was:

	Three Months Ended March 31,
	2024	2023
Pharmaceuticals and Healthcare	16%	16%
Food and Beverage	16%	16%
Auto	11%	11%
Consumer Products	9%	8%
Technology	7%	8%
Financial Services	7%	8%
Travel and Entertainment	7%	7%
Retail	6%	6%
Telecommunications	4%	4%
Government	4%	4%
Services	3%	3%
Oil, Gas and Utilities	2%	2%
Not-for-Profit	1%	1%
Education	1%	1%
Other	6%	5%
Total	100%	100%

Operating Expenses
The period-over-period change in operating expenses was:

	Three Months Ended March 31,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,630.5		$3,443.3		$187.2	5.4%
Operating Expenses:
Salary and service costs:
Salary and related costs	1,847.3	50.9%	1,778.0	51.6%	69.3	3.9%
Third-party service costs	698.2	19.2%	639.3	18.6%	58.9	9.2%
Third-party incidental costs	147.1	4.1%	125.6	3.6%	21.5	17.1%
Total salary and service costs	2,692.6	74.2%	2,542.9	73.9%	149.7	5.9%
Occupancy and other costs	314.1	8.7%	291.6	8.5%	22.5	7.7%
Real estate repositioning costs	—	—%	119.2	3.5%	(119.2)
Cost of services	3,006.7		2,953.7		53.0	1.8%
Selling, general and administrative expenses	85.3	2.3%	89.2	2.6%	(3.9)	(4.4)%
Depreciation and amortization	59.6	1.6%	53.9	1.6%	5.7	10.6%
Total operating expenses	3,151.6	86.8%	3,096.8	89.9%	54.8	1.8%
Operating Income	$478.9	13.2%	$346.5	10.1%	$132.4	38.2%
We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up the significant portion of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor, third-party service costs, and third-party incidental costs. Third-party service costs include vendor costs when we act as principal in providing services to our clients. Third-party incidental costs that are required to be included in revenue primarily consist of client-related travel and incidental out-of-pocket costs, which are billed back to the client directly at our cost. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses. Adverse and beneficial fluctuations in foreign currencies from period to period impact our results of operations and financial position when we translate our financial statements from local foreign currencies to the U.S. Dollar. However, substantially all of our foreign operations transact business in their local currency, mitigating the impact of changes in foreign currency exchange rates on our operating margin percentage. As a result, the changes in our operating expenses period-over-period from foreign currency translation were in line with the percentage impact from changes in foreign currencies on revenue for the three-month period ended March 31, 2024.
Operating expenses for the three months ended March 31, 2024 compared to the prior year period increased 1.8% to $3,151.6 million from $3,096.8 million. Included in operating expense for the three months ended March 31, 2023 is the impact of the real estate repositioning costs of $119.2 million (see Note 10 to the unaudited consolidated financial statements).
Operating Expenses - Salary and Service Costs
Salary and service costs, which tend to fluctuate with changes in revenue, are comprised of salary and related costs, third-party service costs, and third-party incidental costs. Salary and service costs for the three months ended March 31, 2024 compared to the prior year period increased $149.7 million, or 5.9%, to $2,692.6 million. Salary and related costs for the three months ended March 31, 2024 increased $69.3 million, or 3.9%, to $1,847.3 million. Headcount increased for the three months ended March 31, 2024, primarily as a result of our acquisition of Flywheel Digital. Third-party service costs for the three months ended March 31, 2024 increased $58.9 million, or 9.2%, to $698.2 million, primarily as a result of organic growth. Third-party incidental costs for the three months ended March 31, 2024, increased $21.5 million, or 17.1%, to $147.1 million.
Operating Expenses - Occupancy and Other Costs
Occupancy and other costs for the three months ended March 31, 2024, which are less directly linked to changes in revenue than salary and service costs, increased by $22.5 million or 7.7% to $314.1 million, primarily resulting from our acquisition activity. Increased occupancy costs were partially offset by lower rent expense in the period.

Operating Expenses - Selling, General & Administrative Expenses
SG&A expenses primarily consist of third-party marketing costs, professional fees, and compensation and benefits and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs. SG&A expenses for the three months ended March 31, 2024 compared to the same period in 2023 decreased by $3.9 million.
Operating Income
Operating income for the three months ended March 31, 2024 compared to the same period in 2023, increased $132.4 million to $478.9 million, and operating margin increased to 13.2% from 10.1%. EBITA increased $139.1 million to $500.4 million, and EBITA margin increased to 13.8% from 10.5%. In the three months ended March 31, 2023, the effect of real estate repositioning costs reduced operating income and EBITA by $119.2 million, and decreased operating margin by 3.4% and EBITA Margin by 3.5%.
Net Interest Expense
Net interest expense for the three months ended March 31, 2024 increased $7.5 million period-over-period to $26.8 million. Interest expense on debt for the quarter increased $0.4 million period-over-period to $50.6 million, primarily related to the issuance of €600 million 3.70% Senior Notes due 2032. Interest income in the first quarter of 2024 decreased $8.6 million period-over-period to $27.0 million, principally due to lower cash balances.
Income Taxes
Our effective tax rate for the three months ended March 31, 2024 increased period-over-period to 25.7% from 25.5%. The effective tax rate for three months ended March 31, 2024 includes the favorable impact from the resolution of certain non-U.S. tax positions of $7.5 million. The effective tax rate for the three months ended March 31, 2023 includes the favorable impact of approximately $10.0 million of previously unrecognized tax benefits, partially offset by approximately $6.0 million related to a lower tax benefit in certain jurisdictions for the real estate repositioning costs in the quarter, and an increase in the U.K. statutory tax rate.
Net Income and Net Income Per Share - Omnicom Group, Inc.
Net income - Omnicom Group Inc. in the three months ended March 31, 2024 increased $91.1 million to $318.6 million from $227.5 million. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased to $1.59 in the three months ended March 31, 2024, from $1.11 in the three months ended March 31, 2023, due to the factors described above and the impact of the reduction in our weighted average common shares outstanding resulting from the repurchases of our common stock. For the three months ended March 31, 2023, the impact of the real estate repositioning costs reduced net income - Omnicom Group Inc. by $91.0 million and diluted net income per share - Omnicom Group Inc. by $0.45.
In the three months ended March 31, 2024, the effects of after-tax amortization of acquired intangible assets and internally developed strategic platform assets decreased diluted net income per share by $0.08 and $0.05 for the three months ended March 31, 2024 and 2023, respectively.

NON-GAAP FINANCIAL MEASURES
We use certain non-GAAP financial measures in describing our performance. We use EBITA and EBITA Margin as additional operating performance measures, which excludes from operating income the non-cash amortization expense of acquired intangible assets and internally developed strategic platform assets. We believe EBITA and EBITA Margin are useful measures for investors to evaluate the performance of our business and allows for comparability between the periods presented. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies.
Reconciliation of Non-GAAP Financial Measures
The following table reconciles the U.S. GAAP financial measure of Net Income- Omnicom Group Inc. to EBITDA, EBITA and EBITA Margin:

	Three Months Ended March 31,
	2024	2023
Net Income - Omnicom Group Inc.	$318.6	$227.5
Net Income Attributed To Noncontrolling Interests	18.4	16.4
Net Income	337.0	243.9
Income From Equity Method Investments	0.9	0.1
Income Tax Expense	116.0	83.4
Income Before Income Taxes and Income From Equity Method Investments	452.1	327.2
Interest Expense	53.8	54.9
Interest Income	27.0	35.6
Operating Income	478.9	346.5
Add back: Amortization of acquired intangible assets and internally developed strategic platform assets	21.5	14.8
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$500.4	$361.3

Amortization of other purchased and internally developed software	4.3	4.5
Depreciation	33.8	34.6
EBITDA	$538.5	$400.4

Revenue	$3,630.5	$3,443.3
EBITA	$500.4	$361.3
EBITA Margin %	13.8%	10.5%

LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Primary sources of short-term liquidity are net cash provided by operating activities and cash and cash equivalents. Additional liquidity sources include our $2.5 billion unsecured multi-currency revolving credit facility, or Credit Facility, with a termination date of June 2, 2028, and our $600 million Delayed Draw Term Loan Agreement, or Term Loan Facility, with a termination date of December 31, 2026. We also have the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program. In addition, certain of our international subsidiaries have uncommitted credit lines, aggregating $507.0 million, that are guaranteed by Omnicom. Our liquidity sources fund our non-discretionary cash requirements and our discretionary spending.
Working capital, which we define as current assets minus current liabilities, is our principal non-discretionary funding requirement. Our working capital requirements typically peak during the second quarter of the year due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. In addition, we have contractual obligations related to our long-term debt (principal and interest payments), recurring business operations, primarily related to lease obligations, and acquisition related obligations. Our principal discretionary cash spending includes dividend payments to common shareholders, capital expenditures, strategic acquisitions and repurchases of our common stock.
Cash and cash equivalents decreased $1.3 billion from December 31, 2023. During the first three months of 2024, we used $618.5 million of cash in operating activities, which included the use for operating capital of $1.0 billion, primarily related to our typical working capital cycle. Discretionary spending for the first three months of 2024 was $1.2 billion, compared to $495.1 million for the first three months of 2023. Discretionary spending for the first three months of 2024 was comprised of capital expenditures of $23.1 million, dividends paid to common shareholders of $138.8 million, dividends paid to shareholders of noncontrolling interests of $13.3 million, repurchases of our common stock, net of proceeds from vesting of restricted stock awards and related tax benefits and common stock sold to our employee stock purchase plan of $178.0 million,the acquisition of businesses, net of cash acquired, and acquisition of additional shares of noncontrolling interests, and payment of contingent purchase price obligations of $812.4 million. During the first quarter of 2024, we acquired Flywheel Digital for approximately $845 million. On March 6, 2024, Omnicom Finance Holdings plc, or OFH, a U.K.-based wholly owned subsidiary of Omnicom, issued €600 million 3.70% Senior Notes due 2032. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were approximately $643.1 million. The net impact of these transactions reduced cash and cash equivalents by approximately $202 million from December 31, 2023.
Based on past performance and current expectations, we believe that net cash provided by operating activities and cash and cash equivalents will be sufficient to meet our non-discretionary cash requirements for the next twelve months. In addition, and over the longer term, our Credit Facility and Term Loan Facility are available to fund our working capital and contractual obligations.
Cash Management
Our regional treasury centers in North America, Europe and Asia manage our cash and liquidity. Each day, operations with excess funds invest those funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. Treasury centers with excess cash invest on a short-term basis with third parties, with maturities generally ranging from overnight to 90 days. Certain treasury centers have notional pooling arrangements that are used to manage their cash and set-off foreign exchange imbalances. The arrangements require each treasury center to have its own notional pool account and to maintain a notional positive account balance. Additionally, under the terms of the arrangement, set-off of foreign exchange positions are limited to the long and short positions within their own account. To the extent that our treasury centers require liquidity, they have the ability to issue up to a total of $2 billion of U.S. Dollar-denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, or borrow under the Credit Facility, Term Loan Facility or the uncommitted credit lines. This process enables us to manage our debt more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate imbalances. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines. We have a policy governing counterparty credit risk with financial institutions that hold our cash and cash equivalents, and we have deposit limits for each institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of institutions that are party to the Credit Facility, or the Term Loan Facility. These institutions generally have credit ratings equal to or better than our credit ratings. In countries where we do not conduct treasury operations, all cash and cash equivalents are held by counterparties that meet specific minimum credit standards.
At March 31, 2024, our foreign subsidiaries held approximately $1.5 billion of our total cash and cash equivalents of $3.2 billion. Substantially all of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.

At March 31, 2024, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents, increased $1.9 billion to $3.1 billion from December 31, 2023. The increase in net debt primarily resulted from the use of cash of $618.5 million for operating activities, which included the use for operating capital of $1.0 billion, primarily related to our typical working capital requirement during the period, discretionary spending of $1.2 billion, as discussed above, and the net increase from foreign exchange rate changes on cash and cash equivalents and our foreign currency denominated debt of $54.9 million.
Components of net debt:

	March 31, 2024	December 31, 2023	March 31, 2023
Short-term debt	$11.2	$10.9	$18.5
Long-term debt	6,251.3	5,639.6	5,609.4
Total debt	6,262.5	5,650.5	5,627.9
Less:
Cash and cash equivalents	3,172.8	4,432.0	3,261.5
Short-term investments	—	—	87.4
Net debt	$3,089.7	$1,218.5	$2,279.0
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
Debt Instruments and Related Covenants
On March 6, 2024, OFH issued €600 million 3.70% Senior Notes due 2032. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $643.1 million. Omnicom has fully and unconditionally guaranteed the obligations of OFH.
Our 2.45% Senior Notes due 2030, 4.20% Senior Notes due 2030 and 2.60% Senior Notes due 2031 are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under the 3.65% Senior Notes due 2024 and the 3.60% Senior Notes due 2026. These notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans, or advances. Such notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and OCI have, jointly and severally, fully, and unconditionally guaranteed the obligations of OFH with respect to the €500 million 0.80% Senior Notes due 2027 and the €500 million 1.40% Senior Notes due 2031, and Omnicom has fully and unconditionally guaranteed the obligations of OFH with respect to the €600 million 3.70% Senior Notes due 2032, collectively the Euro Notes. OFH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in Europe, Australia, and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom, OCI or OFH to obtain funds from their subsidiaries through dividends, loans, or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFH and each of Omnicom and OCI, as applicable.
Omnicom has fully and unconditionally guaranteed the obligations of Omnicom Capital Holdings plc, or OCH, a U.K.-based wholly owned subsidiary of Omnicom, with respect to the £325 million 2.25% Senior Notes due 2033, or the Sterling Notes. OCH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in EMEA, Australia, and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OCH to obtain funds from their subsidiaries through dividends, loans, or advances. The Sterling Notes and the related guarantee are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OCH and Omnicom, respectively.
The Credit Facility and Term Loan Facility each contain a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At March 31, 2024, we were in compliance with this covenant as our Leverage Ratio was 2.5 times. The Credit Facility and Term Loan Facility do not limit our ability to declare or pay dividends or repurchase our common stock.
At March 31, 2024, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody’s. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. The long-term debt indentures, Credit Facility and Term Loan Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
Credit Markets and Availability of Credit
In light of the uncertainty of future economic conditions, we will continue to take actions available to us to respond to changing economic conditions, and we will continue to manage our discretionary expenditures. We will also continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to the availability of our Credit Facility and Term Loan Facility, are sufficient to fund our near-term working capital needs and our discretionary spending. Information regarding our Credit Facility and Term Loan Facility is provided in Note 6 to the unaudited consolidated financial statements.
We have the ability to fund our day-to-day liquidity, including working capital, by issuing commercial paper or borrowing under the Credit Facility and Term Loan Facility. During the three months ended March 31, 2024, there were no drawings under the Credit Facility or the Term Loan Facility, and no commercial paper issuances.
We may issue commercial paper to fund our day-to-day liquidity when needed. However, disruptions in the credit markets may lead to periods of illiquidity in the commercial paper market and higher credit spreads. To mitigate any disruption in the credit markets and to fund our liquidity, we may borrow under the Credit Facility, Term Loan Facility or the uncommitted credit lines or access the capital markets if favorable conditions exist. We will continue to monitor closely our liquidity and conditions in the credit markets. We cannot predict with any certainty the impact on us of any disruptions in the credit markets. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements. Such additional financing may not be available on favorable terms, or at all.
Credit Risk
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy, and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk, as our largest client represented 3.0% of revenue for the twelve months ended March 31, 2024. However, during periods of economic downturn, the credit profiles of our clients could change.
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
CRITICAL ACCOUNTING ESTIMATES
For a more complete understanding of our accounting estimates and policies, the unaudited consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 202310-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We manage our exposure to foreign exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We use net investment hedges to manage the volatility of foreign exchange rates on the investment in our foreign subsidiaries. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the credit risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors. Our 2023 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2023 10-K. Note 14 to the unaudited consolidated financial statements provides a discussion of our foreign currency derivatives and cross currency swaps as of March 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2024, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of March 31, 2024. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our 2023 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2023, dated February 7, 2024.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our 2023 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2024	—		—	—
February 1 - February 29, 2024	—		—	—
March 1 - March 31, 2024	1,923,718	$93.64	—	—
	1,923,718	$93.64	—	—
During the three months ended March 31, 2024, we purchased 1,923,032 shares of our common stock in the open market for general corporate purposes, and we withheld 686 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date. There were no unregistered sales of equity securities during the three months ended March 31, 2024.
Item 5. Other Information
During the fiscal quarter ended March 31, 2024, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

4.1
Base Indenture, dated as of March 6, 2024, among Omnicom Finance Holdings plc, as issuer, Omnicom Group Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.1 to our current report on Form 8-K (File No, 1-10551) dated March 6, 2024 and incorporated herein by reference).

4.2
First Supplemental Indenture, dated as of March 6, 2024, among Omnicom Finance Holdings plc, as issuer, Omnicom Group Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.2 to our current report on Form 8-K (File No, 1-10551) dated March 6, 2024 and incorporated herein by reference).

4.3	Form of 3.700% Notes due 2032 (included in Exhibit 4.2 to our current report on Form 8-K (File No, 1-10551) dated March 6, 2024 and incorporated herein by reference).
10.1
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

OMNICOM GROUP INC.
Date:	April 17, 2024	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)