Form 10-Q
period 2024-06-30
OMNICOM GROUP INC.
filed 2024-07-17
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 10, 2024, there were 195,648,843 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$2,711.7	$4,432.0
Accounts receivable, net of allowance for doubtful accounts of $22.2 and $17.2	8,432.5	8,659.8
Work in process	1,800.0	1,342.5
Other current assets	1,028.2	949.9
Total Current Assets	13,972.4	15,384.2
Property and Equipment at cost, less accumulated depreciation of $1,133.5 and $1,150.4	859.9	874.9
Operating Lease Right-Of-Use Assets	1,015.5	1,046.4
Equity Method Investments	63.3	66.4
Goodwill	10,646.5	10,082.3
Intangible Assets, net of accumulated amortization of $857.3 and $863.6	522.7	366.9
Other Assets	243.9	223.5
TOTAL ASSETS	$27,324.2	$28,044.6

LIABILITIES AND EQUITY:
Current Liabilities:
Accounts payable	$10,647.8	$11,634.0
Customer advances	1,262.1	1,356.2
Current portion of debt	750.2	750.5
Short-term debt	15.1	10.9
Taxes payable	241.1	351.6
Other current liabilities	2,040.8	2,142.8
Total Current Liabilities	14,957.1	16,246.0
Long-Term Liabilities	881.0	887.7
Long-Term Liability - Operating Leases	806.2	853.0
Long-Term Debt	5,489.4	4,889.1
Deferred Tax Liabilities	533.8	529.1
Commitments and Contingent Liabilities (Note 13)
Temporary Equity - Redeemable Noncontrolling Interests	460.8	414.6
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	468.4	492.0
Retained earnings	10,941.0	10,571.5
Accumulated other comprehensive income (loss)	(1,445.5)	(1,337.6)
Treasury stock, at cost	(6,372.7)	(6,154.2)
Total Shareholders’ Equity	3,635.8	3,616.3
Noncontrolling interests	560.1	608.8
Total Equity	4,195.9	4,225.1
TOTAL LIABILITIES AND EQUITY	$27,324.2	$28,044.6

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE	$3,853.8	$3,609.9	$7,484.3	$7,053.2
OPERATING EXPENSES:
Salary and service costs	2,800.1	2,617.8	5,492.7	5,160.7
Occupancy and other costs	314.2	297.7	628.3	589.3
Real estate and other repositioning costs	57.8	72.3	57.8	191.5
Gain on disposition of subsidiary	—	(78.8)	—	(78.8)
Cost of services	3,172.1	2,909.0	6,178.8	5,862.7
Selling, general and administrative expenses	111.0	99.1	196.3	188.3
Depreciation and amortization	60.4	51.1	120.0	105.0
Total Operating Expenses	3,343.5	3,059.2	6,495.1	6,156.0
OPERATING INCOME	510.3	550.7	989.2	897.2
Interest Expense	62.7	57.5	116.5	112.4
Interest Income	21.0	30.1	48.0	65.7
INCOME BEFORE INCOME TAXES AND INCOME FROM EQUITY METHOD INVESTMENTS	468.6	523.3	920.7	850.5
Income Tax Expense	123.7	141.2	239.7	224.6
Income From Equity Method Investments	3.3	1.1	4.2	1.2
NET INCOME	348.2	383.2	685.2	627.1
Net Income Attributed To Noncontrolling Interests	20.1	16.9	38.5	33.3
NET INCOME - OMNICOM GROUP INC.	$328.1	$366.3	$646.7	$593.8
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.67	$1.84	$3.28	$2.96
Diluted	$1.65	$1.82	$3.24	$2.92

Weighted Average Shares:
Basic	195.9	198.9	196.9	200.6
Diluted	198.5	201.6	199.3	203.1

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME	$348.2	$383.2	$685.2	$627.1
OTHER COMPREHENSIVE INCOME (LOSS):
Cash flow hedge:
Amortization of loss included in interest expense	1.2	1.4	2.7	2.8
Income tax effect	(0.4)	(0.4)	(0.8)	(0.8)
Cash flow hedge, net of tax	0.8	1.0	1.9	2.0
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost	1.2	1.0	2.4	2.1
Amortization of actuarial losses	0.2	0.2	0.5	0.4
Income tax effect	(0.5)	0.1	(2.3)	(0.8)
Defined benefit pension plans and postemployment arrangements, net of tax	0.9	1.3	0.6	1.7
Foreign currency translation adjustment	(31.9)	24.5	(118.2)	76.2

Other Comprehensive Income (Loss)	(30.2)	26.8	(115.7)	79.9
TOTAL COMPREHENSIVE INCOME	318.0	410.0	569.5	707.0
Comprehensive Income Attributed To Noncontrolling Interests	19.5	13.3	30.7	29.5
COMPREHENSIVE INCOME - OMNICOM GROUP INC.	$298.5	$396.7	$538.8	$677.5

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
COMMON STOCK - Shares	297.2	297.2	297.2	297.2
COMMON STOCK - Par Value	$44.6	$44.6	$44.6	$44.6
ADDITIONAL PAID-IN CAPITAL:
Beginning Balance	512.0	580.7	492.0	571.1
Net change in noncontrolling interests	(15.1)	(41.4)	9.5	(79.9)
Change in temporary equity	(33.7)	32.8	(50.1)	54.1
Share-based compensation	22.6	20.4	44.7	41.1
Stock issued, share-based compensation	(17.4)	(6.7)	(27.7)	(0.6)
Ending Balance	468.4	585.8	468.4	585.8
RETAINED EARNINGS:
Beginning Balance	10,751.3	9,825.5	10,571.5	9,739.3
Net income	328.1	366.3	646.7	593.8
Common stock dividends declared	(138.4)	(140.4)	(277.2)	(281.7)
Ending Balance	10,941.0	10,051.4	10,941.0	10,051.4
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Beginning Balance	(1,415.9)	(1,384.5)	(1,337.6)	(1,437.9)
Other comprehensive income (loss)	(29.6)	30.3	(107.9)	83.7
Ending Balance	(1,445.5)	(1,354.2)	(1,445.5)	(1,354.2)
TREASURY STOCK:
Beginning Balance	(6,322.5)	(5,949.7)	(6,154.2)	(5,665.0)
Stock issued, share-based compensation	19.9	14.1	33.5	34.5
Common stock repurchased	(70.1)	(238.5)	(252.0)	(543.6)
Ending Balance	(6,372.7)	(6,174.1)	(6,372.7)	(6,174.1)
SHAREHOLDERS' EQUITY	3,635.8	3,153.5	3,635.8	3,153.5
NONCONTROLLING INTERESTS:
Beginning Balance	564.7	514.6	608.8	524.3
Net income	20.1	16.9	38.5	33.3
Other comprehensive income (loss)	(0.6)	(3.6)	(7.8)	(3.8)
Dividends to noncontrolling interests	(20.9)	(19.5)	(34.2)	(32.0)
Net change in noncontrolling interests	(3.2)	(2.5)	(45.2)	(15.9)
Ending Balance	560.1	505.9	560.1	505.9

TOTAL EQUITY	$4,195.9	$3,659.4	$4,195.9	$3,659.4

Dividends Declared Per Common Share	$0.70	$0.70	$1.40	$1.40

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$685.2	$627.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	67.9	66.4
Amortization of intangible assets	52.1	38.6
Share-based compensation	44.7	41.1
Real estate and other repositioning costs	57.8	191.5
Gain on disposition of subsidiary	—	(78.8)
Other, net	(6.4)	(5.7)
Use of operating capital	(1,661.5)	(1,664.8)
Net Cash Used In Operating Activities	(760.2)	(784.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(62.3)	(40.0)
Acquisition of businesses and interests in affiliates, net of cash acquired	(790.3)	(6.1)
Other, net	(13.7)	178.7
Net Cash (Used In) Provided By Investing Activities	(866.3)	132.6
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	645.9	—
Change in short-term debt	5.2	1.7
Dividends paid to common shareholders	(278.9)	(285.1)
Repurchases of common stock	(249.8)	(538.8)
Proceeds from stock plans	3.5	33.2
Acquisition of additional noncontrolling interests	(26.5)	(34.7)
Dividends paid to noncontrolling interest shareholders	(34.2)	(32.0)
Payment of contingent purchase price obligations	(12.6)	(14.3)
Other, net	(37.7)	(27.0)
Net Cash Provided By (Used In) Financing Activities	14.9	(897.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(108.7)	1.3

Net Decrease in Cash and Cash Equivalents	(1,720.3)	(1,547.7)
Cash and Cash Equivalents at the Beginning of Period	4,432.0	4,281.8
Cash and Cash Equivalents at the End of Period	$2,711.7	$2,734.1

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
Revenue by discipline:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Advertising & Media	$2,046.8	$1,911.5	$3,953.6	$3,688.0
Precision Marketing	438.8	369.0	877.0	729.0
Public Relations	418.2	393.6	808.5	769.1
Healthcare	353.1	349.3	676.7	667.7
Branding & Retail Commerce	199.3	210.5	399.5	420.1
Experiential	186.1	164.4	346.0	312.2
Execution & Support	211.5	211.6	423.0	467.1
Revenue	$3,853.8	$3,609.9	$7,484.3	$7,053.2

Revenue by geographic market:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Americas:
North America	$2,148.4	$1,978.8	$4,189.3	$3,905.6
Latin America	106.4	84.6	202.9	158.6
EMEA:
Europe	1,101.9	1,045.6	2,107.7	1,997.5
Middle East and Africa	65.6	62.6	145.2	147.5
Asia-Pacific	431.5	438.3	839.2	844.0
Revenue	$3,853.8	$3,609.9	$7,484.3	$7,053.2
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended June 30, 2024, and 2023 was $2,033.4 million and $1,850.6 million, respectively, and revenue in the United States for the six months ended June 30, 2024, and 2023 was $3,959.3 million and $3,662.8 million, respectively.
Contract balances
Contract balances include work in process and customer advances, which primarily consist of advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs.

	June 30, 2024	December 31, 2023	June 30, 2023
Work in process:
Media and production costs	$843.9	$664.4	$797.1
Unbilled fees and costs and contract assets	956.1	678.1	840.9
Work in process	$1,800.0	$1,342.5	$1,638.0
Customer advances	$1,262.1	$1,356.2	$1,159.7
There were no work in process impairment charges recorded in the six months ended June 30, 2024 and 2023.
3. Net Income per Share
Basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income - Omnicom Group Inc.	$328.1	$366.3	$646.7	$593.8
Weighted Average Shares (millions):
Basic	195.9	198.9	196.9	200.6
Dilutive stock options and restricted shares	2.6	2.7	2.4	2.5
Diluted	198.5	201.6	199.3	203.1

Net Income per Share - Omnicom Group Inc.:
Basic	$1.67	$1.84	$3.28	$2.96
Diluted	$1.65	$1.82	$3.24	$2.92
4. Business Combinations
On January 2, 2024, we acquired Flywheel Digital, the digital commerce business of Ascential plc, for a net cash purchase price of approximately $845 million. The financial statements of Flywheel Digital are included in our consolidated financial statements as of and for the period ended June 30, 2024. The acquisition of Flywheel Digital did not have a material effect on our financial position or results of operations in the three and six months ended June 30, 2024 and is not expected to do so for the remainder of the year. The principal tangible assets and liabilities acquired were net working capital, and the intangible assets acquired were primarily comprised of customer relationships, intellectual property, trade name and goodwill. We expect goodwill attributed to the U.S. operations of Flywheel Digital to be tax deductible. The allocation of the purchase price to the underlying assets is undergoing a formal valuation process and is substantially complete. As a result, as of June 30, 2024, we estimated amortizable intangible assets to be $182.6 million. We do not expect any changes arising from the completion of the purchase price allocation to be material to our financial position or results of operations.

5. Goodwill and Intangible Assets
Change in goodwill:

	Six Months Ended June 30,
	2024	2023
January 1	$10,082.3	$9,734.3
Acquisitions	657.5	3.2
Noncontrolling interests in acquired businesses	10.7	—
Contingent purchase price obligations of acquired businesses	—	3.3
Dispositions	(5.9)	(118.6)
Foreign currency translation	(98.1)	81.2
June 30	$10,646.5	$9,703.4
The increase in goodwill during the six months ended June 30, 2024 is primarily attributable to the acquisition of Flywheel Digital. There were no goodwill impairment losses recorded in the six months ended June 30, 2024 and 2023, and there are no accumulated goodwill impairment losses.
Intangible assets:

	June 30, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired intangible assets and internally developed strategic platform assets	$1,088.6	$(598.5)	$490.1	$902.6	$(572.9)	$329.7
Other purchased and internally developed software	291.4	(258.8)	32.6	327.9	(290.7)	37.2
Total Intangible Assets	$1,380.0	$(857.3)	$522.7	$1,230.5	$(863.6)	$366.9
Amortization of intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Acquired intangible assets and internally developed strategic platform assets	$21.5	$14.7	$43.0	$29.5
Other purchased and internally developed software	4.8	4.6	9.1	9.1
Amortization Expense	$26.3	$19.3	$52.1	$38.6
We completed our annual goodwill impairment test as of May 1, 2024. The market assumptions used in our assessment reflected the current economic environment (see Note 1- Risks and Uncertainties). Based on the results of our impairment test, we concluded that at May 1, 2024 our goodwill was not impaired.
6. Debt
Credit Facilities
Our $2.5 billion unsecured multi-currency revolving credit facility, or Credit Facility terminates on June 2, 2028. The $600 million Delayed Draw Term Loan Agreement, or Term Loan Facility automatically terminated on July 15, 2024. We have the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program. During the three months ended June 30, 2024, there were no drawings under the Credit Facility or the Term Loan Facility, and no commercial paper issuances. In addition, certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom, aggregating $503.5 million. All of these facilities provide additional liquidity sources for operating capital and general corporate purposes.
The Credit Facility has and Term Loan Facility had a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At June 30, 2024, we were in compliance with this covenant as our Leverage Ratio was 2.6 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt of $15.1 million and $10.9 million at June 30, 2024 and December 31, 2023, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.

Long-Term Debt
Long-term debt:

	June 30, 2024	December 31, 2023
3.65% Senior Notes due 2024	$750.0	$750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
€500 million 0.80% Senior Notes due 2027	535.2	553.0
2.45% Senior Notes due 2030	600.0	600.0
4.20% Senior Notes due 2030	600.0	600.0
€500 million 1.40% Senior Notes due 2031	535.2	553.0
2.60% Senior Notes due 2031	800.0	800.0
€600 million 3.70% Senior Notes due 2032	642.2	—
£325 million 2.25% Senior Notes due 2033	410.8	413.9
Long-Term Debt, Gross	6,273.4	5,669.9
Unamortized discount	(8.4)	(7.8)
Unamortized debt issuance costs	(24.8)	(22.3)
Unamortized deferred loss from settlement of interest rate swaps, net	(0.6)	(0.2)
Current portion	(750.2)	(750.5)
Long-Term Debt	$5,489.4	$4,889.1
On March 6, 2024, Omnicom Finance Holdings plc, or OFH, a U.K.-based wholly owned subsidiary of Omnicom, issued €600 million 3.70% Senior Notes due 2032, or 2032 Notes. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $643.1 million.
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
Omnicom and OCI have, jointly and severally, fully, and unconditionally guaranteed the obligations of OFH with respect to the €500 million 0.80% Senior Notes due 2027 and the €500 million 1.40% Senior Notes due 2031, and Omnicom has fully and unconditionally guaranteed the obligations of OFH with respect to the €600 million 3.70% 2032 Notes, collectively the Euro Notes. OFH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in Europe, Australia, and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom, OCI or OFH to obtain funds from their subsidiaries through dividends, loans, or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFH and each of Omnicom and OCI, as applicable.
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
Revenue and long-lived assets and goodwill by geographic region:

	Americas	EMEA	Asia-Pacific
June 30, 2024
Revenue - Three months ended	$2,254.8	$1,167.5	$431.5
Revenue - Six months ended	$4,392.2	$2,252.9	$839.2
Long-lived assets and goodwill	$8,038.9	$3,773.3	$709.7
June 30, 2023
Revenue - Three months ended	$2,063.4	$1,108.2	$438.3
Revenue - Six months ended	$4,064.2	$2,145.0	$844.0
Long-lived assets and goodwill	$7,521.9	$3,431.1	$706.5
8. Income Taxes
Our effective tax rate for the six months ended June 30, 2024 decreased period-over-period to 26.0% from 26.4%. The effective tax rate for six months ended June 30, 2024 includes the favorable impact from the resolution of certain non-U.S. tax positions of $7.5 million. The effective tax rate for the six months ended June 30, 2023 includes an increase of approximately $10.7 million in income tax expense related to a lower tax benefit in certain jurisdictions for the real estate and other repositioning costs in the period and an increase in the U.K. statutory tax rate, partially offset by approximately $10.0 million of favorable impacts from the resolution of certain non-U.S. tax positions.
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
Under the Pillar Two rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. The provisions effective in 2024 do not have a materially adverse impact on our results of operations, financial position, or cash flows.
At June 30, 2024, our unrecognized tax benefits were $176.7 million. Of this amount, approximately $170.3 million would affect our effective tax rate upon resolution of the uncertain tax positions.
9. Pension and Other Postemployment Benefits
Net periodic benefit expense:

	Defined Benefit Pension Plans		Postemployment Arrangements
	Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$1.1	$1.7	$1.5	$1.7
Interest cost	2.9	5.1	3.0	2.8
Expected return on plan assets	(0.4)	(0.5)	—	—
Amortization of prior service cost	0.2	0.2	2.2	1.9
Amortization of actuarial losses	0.4	0.4	0.1	—
Total net periodic benefit expense	$4.2	$6.9	$6.8	$6.4

In the six months ended June 30, 2024 and 2023, we contributed $0.1 million and $0.3 million to our defined benefit pension plans, respectively.
10. Real Estate and Other Repositioning Costs
In connection with our strategic initiatives, for the three and six months ended June 30, 2024, operating expenses included $57.8 million ($42.9 million after-tax) in the second quarter of 2024 primarily reflecting severance actions related to ongoing efficiency initiatives including strategic agency consolidation in our smaller international markets and the launch of our centralized production strategy. There were no significant real estate repositioning charges during the three and six months ended June 30, 2024.
In connection with the transition to a flexible working environment, a hybrid model which allows for partial remote work, we took certain actions in the first quarter of 2023 to reduce and reposition our office lease portfolio. In the second quarter of 2023, as a result of our continuing efforts to increase efficiencies and relevant skill sets to meet client demands, we incurred severance charges and other exit costs associated with rebalancing our workforce and consolidating operations in certain markets. As a result, for the three and six months ended June 30, 2023, operating expenses included $72.3 million ($54.5 million after-tax) primarily related to severance actions in the second quarter of 2023 and $191.5 million ($145.5 million after-tax), respectively, related to non-cash impairment charges for the operating lease right-of-use, or ROU, assets, severance charges, and other exit costs. Substantially all of the operating lease payments related to the ROU assets will be paid out over two years.
11. Disposition of Subsidiaries
In April 2023, we disposed of certain research businesses included in our Execution & Support discipline. As a result, for the three and six months ended June 30, 2023, we recorded a pretax gain of $78.8 million. The disposition did not have a material impact on our ongoing results of operations or financial position.
12. Supplemental Cash Flow Data
Change in operating capital:

	Six Months Ended June 30,
	2024	2023
(Increase) decrease in accounts receivable	$340.2	$584.6
(Increase) decrease in work in process and other current assets	(474.7)	(394.3)
Increase (decrease) in accounts payable	(985.8)	(1,016.1)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(489.6)	(786.3)
Change in other assets and liabilities, net	(51.6)	(52.7)
Increase (decrease) in operating capital	$(1,661.5)	$(1,664.8)
Supplemental financial information:

Income taxes paid	$306.4	$289.1
Interest paid	$70.7	$75.2
Non-cash increase in lease liabilities:

Operating leases	$93.6	$77.4
Finance leases	$25.0	$25.6
13. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that such proceedings will have a material adverse effect on our results of operations or financial position.

14. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes:

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Six Months Ended June 30, 2024
January 1	$(8.1)	$(42.7)	$(1,286.8)	$(1,337.6)
Other comprehensive income (loss) before reclassifications	—	—	(110.4)	(110.4)
Reclassification from accumulated other comprehensive income (loss)	1.9	0.6	—	2.5
June 30	$(6.2)	$(42.1)	$(1,397.2)	$(1,445.5)

	Six Months Ended June 30, 2023
January 1	$(12.1)	$(41.3)	$(1,384.5)	$(1,437.9)
Other comprehensive income (loss) before reclassifications	—	—	80.0	80.0
Reclassification from accumulated other comprehensive income (loss)	2.0	1.7	—	3.7
June 30	$(10.1)	$(39.6)	$(1,304.5)	$(1,354.2)
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
•Level 3: Unobservable inputs for the asset or liability.
Financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,711.7			$2,711.7	$4,432.0			$4,432.0
Marketable equity securities	0.8			0.8	0.9			0.9
Cross currency swaps - net investment hedge		$11.5		11.5		$—		—
Liabilities:
Cross currency swaps - net investment hedge		$—		$—		$6.6		$6.6
Contingent purchase price obligations			$249.8	249.8			$229.5	229.5
Changes in contingent purchase price obligations:

	Six Months Ended June 30,
	2024	2023
January 1	$229.5	$115.0
Acquisitions	27.4	62.9
Revaluation and interest	6.2	(6.2)
Payments	(12.6)	(14.3)
Foreign currency translation	(0.7)	0.6
June 30	$249.8	$158.0

Carrying amount and fair value of our financial assets and liabilities:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$2,711.7	$2,711.7	$4,432.0	$4,432.0
Marketable equity securities	0.8	0.8	0.9	0.9
Cross currency swaps - net investment hedge	11.5	11.5	—	—
Non-marketable equity securities	12.5	12.5	6.7	6.7

Liabilities:
Short-term debt	$15.1	$15.1	$10.9	$10.9
Cross currency swaps - net investment hedge	—	—	6.6	6.6
Contingent purchase price obligations	249.8	249.8	229.5	229.5
Long-term debt	6,239.6	5,778.2	5,639.6	5,237.8
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)

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
Given our size and breadth, we manage our business by monitoring several financial indicators. The key performance indicators we focus on are revenue growth, operating income, and EBITA (defined as earnings before interest, income taxes and amortization of acquired intangible assets and internally developed strategic platform assets) and EBITA margin (defined as EBITA divided by revenue). We analyze revenue growth by reviewing the components and mix of the growth, including growth by principal regional market, practice area and marketing discipline, the impact from foreign currency exchange rate changes, growth from acquisitions, net of dispositions, and growth from our largest clients. Variability in operating expenses is analyzed in the following categories: cost of services, selling, general and administrative expenses, or SG&A, and depreciation and amortization.
Financial Performance
Worldwide revenue for the three months ended June 30, 2024 increased $243.9 million, or 6.8%, to $3,853.8 million, compared to $3,609.9 million in the prior year quarter. Worldwide organic revenue growth (defined below) increased revenue $188.3 million, or 5.2%, period to period, reflecting increased client spending across substantially all of our disciplines, and primarily driven by our Advertising & Media, Experiential, and Healthcare disciplines. Our Experiential discipline benefited from the upcoming summer Olympics. Most geographic markets had positive organic growth compared to the prior year period. Changes in foreign exchange rates period-over-period reduced revenue $37.4 million, or 1.0%. Acquisition revenue, net of disposition revenue, increased revenue $93.0 million, or 2.6%, primarily related to the purchase of Flywheel Digital in January 2024 (see Note 4 to the unaudited consolidated financial statements) and acquisition activity in the second half of 2023.
Worldwide revenue for the six months ended June 30, 2024 increased $431.1 million, or 6.1%, to $7,484.3 million, compared to $7,053.2 million in the prior year quarter. Worldwide organic revenue growth increased revenue $325.2 million, or 4.6%, primarily reflecting increased client spending in our Advertising & Media, Precision Marketing, Experiential, and Healthcare disciplines and in all of our major geographic markets compared to the prior year period. Changes in foreign exchange rates period-over-period reduced revenue $40.1 million, or 0.6%. Acquisition revenue, net of disposition revenue, increased revenue $146.0 million, or 2.1%, primarily related to the purchase of Flywheel Digital in January 2024 (see Note 4 to the unaudited consolidated financial statements) and acquisition activity in the second half of 2023, partially offset by dispositions in the Execution & Support discipline in the first half of 2023.
The period-over-period change in worldwide revenue for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, in our fundamental disciplines was: Advertising & Media increased $135.3 million, Precision Marketing increased $69.8 million, Public Relations increased $24.6 million, Healthcare increased $3.8 million, Branding & Retail Commerce decreased $11.2 million, Experiential increased $21.7 million, and Execution & Support decreased $0.1 million.
The period-over-period change in worldwide revenue for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, in our fundamental disciplines was: Advertising & Media increased $265.6 million, Precision Marketing increased $148.0 million, Public Relations increased $39.4 million, Healthcare increased $9.0 million, Branding & Retail Commerce decreased $20.6 million, Experiential increased $33.8 million, and Execution & Support decreased $44.1 million.
The period-over-period change in worldwide revenue across our geographic markets for the three months ended June 30, 2024 was: North America increased $169.6 million, or 8.6%, Latin America increased $21.8 million, or 25.8%, Europe increased $56.3 million, or 5.4%, the Middle East and Africa increased $3.0 million, or 4.8%, and Asia-Pacific decreased $6.8 million, or 1.6%. Organic revenue for the three months ended June 30, 2024 increased across most countries within our major markets.
The period-over-period change in worldwide revenue across our geographic markets for the six months ended June 30, 2024 was: North America increased $283.7 million, or 7.3%, Latin America increased $44.3 million, or 27.9%, Europe increased $110.2 million, or 5.5%, the Middle East and Africa decreased $2.3 million, or 1.6%, and Asia-Pacific decreased $4.8 million, or 0.6%. Organic revenue for the six months ended June 30, 2024 increased across most countries within our major markets.

A summary of our consolidated results of operations period-over-period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$3,853.8	$3,609.9	$243.9	6.8%	$7,484.3	$7,053.2	$431.1	6.1%
Operating Income[2]	$510.3	$550.7	$(40.4)	(7.3)%	$989.2	$897.2	$92.0	10.3%
Operating Margin[2]	13.2%	15.3%		(2.1)%	13.2%	12.7%		0.5%
Interest expense, net	$41.7	$27.4	$14.3	52.2%	$68.5	$46.7	$21.8	46.7%
Net Income - Omnicom Group Inc.[2]	$328.1	$366.3	$(38.2)	(10.4)%	$646.7	$593.8	$52.9	8.9%
Net Income per Share - Omnicom Group Inc.: Diluted[2]	$1.65	$1.82	$(0.17)	(9.3)%	$3.24	$2.92	$0.32	11.0%
Non-GAAP Measures:
EBITA[1,2,3]	$531.8	$565.4	$(33.6)	(5.9)%	$1,032.2	$926.7	$105.5	11.4%
EBITA Margin %[1,2,3]	13.8%	15.7%		(1.9)%	13.8%	13.1%		0.7%
1) Reconciliation of Non-GAAP Financial Measures on page 27.
2) For the three and six months ended June 30, 2024, operating expenses include $57.8 million ($42.9 million after-tax) of repositioning costs, primarily related to severance, which reduced diluted net income per share - Omnicom Group Inc. by $0.22. For the three months ended June 30, 2023, operating expenses include a net decrease of $6.5 million ($1.4 million after-tax) related to a gain on the disposition of a subsidiary of $78.8 million ($55.9 million net of tax) in our Execution & Support discipline, partially offset by an increase of $72.3 million ($54.5 million after-tax) resulting from repositioning costs primarily related to severance, which increased diluted net income per share - Omnicom Group Inc. by $0.01. For the six months ended June 30, 2023, operating expenses include a net increase of $112.7 million ($89.6 million after-tax) comprised of $191.5 million ($145.5 million after-tax) of real estate and other repositioning costs, partially offset by the gain on the disposition of a subsidiary of $78.8 million ($55.9 million after-tax), which reduced diluted net income per share- Omnicom Group Inc. by $0.44 (see Notes 10 and 11 to the unaudited consolidated financial statements).
3) Beginning with the three months ended March 31, 2024, EBITA is defined as earnings before interest, income taxes and amortization of acquired intangible assets and internally developed strategic platform assets. As a result, we reclassified the prior year period to be consistent with the revised definition, which reduced EBITA from previously reported amounts. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods, the after-tax impact of which on diluted net income per share- Omnicom Group Inc. for the three and six months ended June 30, 2024 was $0.08 and $0.16, respectively, and for the three and six months ended June 30, 2023 was $0.05 and $0.11, respectively.
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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the twelve months ended June 30, 2024, our largest client accounted for 2.9% of our revenue, and our 100 largest clients, which represent many of the world’s major marketers, accounted for approximately 53.6% of our revenue. Our clients operate in virtually every sector of the global economy with no one industry representing more than 17% of our revenue for the six months ended June 30, 2024. Although our revenue is generally balanced between the United States and international markets, and we have a large and diverse client base, we are not immune to general economic downturns.
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

CONSOLIDATED RESULTS OF OPERATIONS
The period-over-period change in results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
Revenue	$3,853.8	$3,609.9	$243.9	$7,484.3	$7,053.2	$431.1
Operating Expenses:
Salary and service costs	2,800.1	2,617.8	182.3	5,492.7	5,160.7	332.0
Occupancy and other costs	314.2	297.7	16.5	628.3	589.3	39.0
Real estate other repositioning costs[2]	57.8	72.3	(14.5)	57.8	191.5	(133.7)
Gain on disposition of subsidiary[2]	—	(78.8)	78.8	—	(78.8)	78.8
Cost of services	3,172.1	2,909.0	263.1	6,178.8	5,862.7	316.1
Selling, general and administrative expenses	111.0	99.1	11.9	196.3	188.3	8.0
Depreciation and amortization	60.4	51.1	9.3	120.0	105.0	15.0
Total operating expenses[2]	3,343.5	3,059.2	284.3	6,495.1	6,156.0	339.1
Operating Income[2]	510.3	550.7	(40.4)	989.2	897.2	92.0
Interest Expense	62.7	57.5	5.2	116.5	112.4	4.1
Interest Income	21.0	30.1	(9.1)	48.0	65.7	(17.7)
Income Before Income Taxes and Income From Equity Method Investments	468.6	523.3	(54.7)	920.7	850.5	70.2
Income Tax Expense	123.7	141.2	(17.5)	239.7	224.6	15.1
Income From Equity Method Investments	3.3	1.1	2.2	4.2	1.2	3.0
Net Income[2]	348.2	383.2	(35.0)	685.2	627.1	58.1
Net Income Attributed To Noncontrolling Interests	20.1	16.9	3.2	38.5	33.3	5.2
Net Income - Omnicom Group Inc.[2]	$328.1	$366.3	$(38.2)	$646.7	$593.8	$52.9
Net Income Per Share - Omnicom Group Inc.:[2]
Basic	$1.67	$1.84	$(0.17)	$3.28	$2.96	$0.32
Diluted	$1.65	$1.82	$(0.17)	$3.24	$2.92	$0.32

Revenue	$3,853.8	$3,609.9	$243.9	$7,484.3	$7,053.2	$431.1
Operating Margin %[2]	13.2%	15.3%		13.2%	12.7%
Non-GAAP Measures:[1]
EBITA[2,3]	$531.8	$565.4	$(33.6)	$1,032.2	$926.7	$105.5
EBITA Margin %[2,3]	13.8%	15.7%	(1.9)%	13.8%	13.1%	0.7%
1) Reconciliation of Non-GAAP Financial Measures on page 27.
2) For the three and six months ended June 30, 2024, operating expenses included $57.8 million ($42.9 million after-tax) of repositioning costs, primarily related to severance, which reduced diluted net income per share - Omnicom Group Inc. by $0.22. For the three months ended June 30, 2023, operating expenses included a net decrease of $6.5 million ($1.4 million after-tax) related to a gain on the disposition of a subsidiary of $78.8 million ($55.9 million net of tax) in our Execution & Support discipline, partially offset by an increase of $72.3 million ($54.5 million after-tax) resulting from repositioning costs primarily related to severance, which increased diluted net income per share - Omnicom Group Inc. by $0.01. For the six months ended June 30, 2023, operating expenses included a net increase of $112.7 million ($89.6 million after-tax) comprised of $191.5 million ($145.5 million after-tax) of real estate and other repositioning costs, partially offset by the gain on the disposition of a subsidiary of $78.8 million ($55.9 million after-tax), which reduced diluted net income per share- Omnicom Group Inc. by $0.44 (see Notes 10 and 11 to the unaudited consolidated financial statements).
3) Beginning with the three months ended March 31, 2024, EBITA is defined as earnings before interest, income taxes and amortization of acquired intangible assets and internally developed strategic platform assets. As a result, we reclassified the prior year period to be consistent with the revised definition, which reduced EBITA from previously reported amounts. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods, the after-tax impact of which on diluted net income per share- Omnicom Group Inc. for the three and six months ended June 30, 2024 was $0.08 and $0.16, respectively, and for the three and six months ended June 30, 2023 was $0.05 and $0.11, respectively.

Revenue
The components of period-over-period revenue change in the United States (“Domestic”) and the remainder of the world (“International”):

	Total		Domestic		International
	$	%	$	%	$	%
Three months ended June 30, 2023	$3,609.9		$1,850.6		$1,759.3
Components of revenue change:
Foreign exchange rate impact	(37.4)	(1.0)%	—	—%	(37.4)	(2.1)%
Acquisition revenue, net of disposition revenue	93.0	2.6%	65.6	3.5%	27.4	1.6%
Organic growth	188.3	5.2%	117.2	6.3%	71.1	4.0%
Three months ended June 30, 2024	$3,853.8	6.8%	$2,033.4	9.9%	$1,820.4	3.5%

	Total		Domestic		International
	$	%	$	%	$	%
Six months ended June 30, 2023	$7,053.2		$3,662.8		$3,390.4
Components of revenue change:
Foreign exchange rate impact	(40.1)	(0.6)%	—	—%	(40.1)	(1.2)%
Acquisition revenue, net of disposition revenue	146.0	2.1%	100.7	2.7%	45.3	1.3%
Organic growth	325.2	4.6%	195.8	5.3%	129.4	3.8%
Six months ended June 30, 2024	$7,484.3	6.1%	$3,959.3	8.1%	$3,525.0	4.0%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,891.2 million and $7,524.4 million for the Total column for the three and six months ended June 30, 2024, respectively). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,853.8 million less $3,891.2 million and $7,484.3 million less $7,524.4 million for the Total column for the three and six months ended June 30, 2024, respectively).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,609.9 million and $7,053.2 million for the Total column for the three and six months ended June 30, 2024, respectively).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at July 15, 2024 remain unchanged, we expect the impact of changes in foreign exchange rates will reduce revenue in both the third quarter and for the full year by 0.5%. Based on our acquisition and disposition activity to date, we expect that the net impact will increase revenue by 1.5% for both the third quarter and for the full year.

Revenue by Discipline
To monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: Advertising & Media, Precision Marketing, Branding & Retail Commerce, Experiential, Execution & Support, Public Relations, and Healthcare.
The period-over-period change in revenue and organic growth by discipline:

	Three Months Ended June 30,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising & Media	$2,046.8	53.1%	$1,911.5	53.0%	$135.3	7.8%
Precision Marketing	438.8	11.4%	369.0	10.2%	69.8	1.4%
Public Relations	418.2	10.8%	393.6	10.9%	24.6	0.9%
Healthcare	353.1	9.2%	349.3	9.6%	3.8	2.0%
Branding & Retail Commerce	199.3	5.2%	210.5	5.8%	(11.2)	(3.8)%
Experiential	186.1	4.8%	164.4	4.6%	21.7	17.6%
Execution & Support	211.5	5.5%	211.6	5.9%	(0.1)	1.2%
Revenue	$3,853.8		$3,609.9		$243.9	5.2%

	Six Months Ended June 30,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising & Media	$3,953.6	52.8%	$3,688.0	52.3%	$265.6	7.4%
Precision Marketing	877.0	11.7%	729.0	10.3%	148.0	2.9%
Public Relations	808.5	10.8%	769.1	10.9%	39.4	(0.1)%
Healthcare	676.7	9.1%	667.7	9.5%	9.0	2.0%
Branding & Retail Commerce	399.5	5.3%	420.1	6.0%	(20.6)	(3.8)%
Experiential	346.0	4.6%	312.2	4.4%	33.8	13.7%
Execution & Support	423.0	5.7%	467.1	6.6%	(44.1)	(1.8)%
Revenue	$7,484.3		$7,053.2		$431.1	4.6%
The period-over-period change in worldwide revenue for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, in our fundamental disciplines was: Advertising & Media increased $135.3 million, Precision Marketing increased $69.8 million, Public Relations increased $24.6 million, Healthcare increased $3.8 million, Branding & Retail Commerce decreased $11.2 million, Experiential increased $21.7 million, and Execution & Support decreased $0.1 million. Worldwide organic revenue growth increased revenue $188.3 million, or 5.2%, primarily reflecting increased client spending in Advertising & Media, led by Media, as well as Experiential and Healthcare disciplines compared to the prior year period. Changes in foreign exchange rates period-over-period reduced revenue $37.4 million, or 1.0%. The decrease in revenue from foreign exchange translation was primarily related to the weakening of some currencies, including the Japanese Yen and the Euro against the U.S. Dollar, partially offset by the strengthening of the British Pound against the U.S. Dollar. Acquisition revenue, net of disposition revenue, increased revenue $93.0 million, or 2.6%, primarily related to the purchase of Flywheel Digital in January 2024, which is included in our Precision Marketing discipline, and acquisition activity in the second half of 2023, partially offset by dispositions in our Execution & Support discipline in the second quarter of 2023.
The period-over-period change in worldwide revenue for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, in our fundamental disciplines was: Advertising & Media increased $265.6 million, Precision Marketing increased $148.0 million, Public Relations increased $39.4 million, Healthcare increased $9.0 million, Branding & Retail Commerce decreased $20.6 million, Experiential increased $33.8 million, and Execution & Support decreased $44.1 million. Worldwide organic revenue growth increased revenue $325.2 million, or 4.6%, primarily reflecting increased client spending in Advertising & Media, led by our Media, as well as Experiential, Precision Marketing and Healthcare disciplines compared to the prior year period. Changes in foreign exchange rates period-over-period reduced revenue $40.1 million, or 0.6%. The decrease in revenue from foreign exchange translation was primarily related to the weakening of some currencies, including the Japanese Yen and Australian Dollar, against the U.S. Dollar, partially offset by the strengthening of the British Pound against the U.S. Dollar. Acquisition revenue, net of disposition revenue, increased revenue $146.0 million, or 2.1%, primarily related to the purchase of Flywheel Digital in January 2024, which is included in our Precision Marketing discipline, and acquisition activity in the later second half of 2023.

In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.9% and 2.8% of revenue for the twelve months ended June 30, 2024 and 2023, respectively. Our ten largest and 100 largest clients represented 19.7% and 53.6% of revenue for the twelve months ended June 30, 2024, respectively, and 19.8% and 53.6% of revenue for the twelve months ended June 30, 2023, respectively.
Revenue by Geography
The period-over-period change in revenue and organic growth in our geographic markets:

	Three Months Ended June 30,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Americas:
North America	$2,148.4	55.8%	$1,978.8	54.9%	$169.6	5.4%
Latin America	106.4	2.7%	84.6	2.3%	21.8	24.5%
EMEA:
Europe	1,101.9	28.6%	1,045.6	29.0%	56.3	5.4%
Middle East and Africa	65.6	1.7%	62.6	1.7%	3.0	8.0%
Asia-Pacific	431.5	11.2%	438.3	12.1%	(6.8)	(0.1)%
Revenue	$3,853.8		$3,609.9		$243.9	5.2%

	Six Months Ended June 30,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Americas:
North America	$4,189.3	56.0%	$3,905.6	55.4%	$283.7	4.8%
Latin America	202.9	2.7%	158.6	2.2%	44.3	23.5%
EMEA:
Europe	2,107.7	28.2%	1,997.5	28.3%	110.2	4.4%
Middle East and Africa	145.2	1.9%	147.5	2.1%	(2.3)	1.0%
Asia-Pacific	839.2	11.2%	844.0	12.0%	(4.8)	1.4%
Revenue	$7,484.3		$7,053.2		$431.1	4.6%
The period-over-period change in worldwide revenue across our geographic markets for the three months ended June 30, 2024 was: North America increased $169.6 million, or 8.6%, Latin America increased $21.8 million, or 25.8%, Europe increased $56.3 million, or 5.4%, the Middle East and Africa increased $3.0 million, or 4.8%, and Asia-Pacific decreased $6.8 million, or 1.6%. Organic revenue for the three months ended June 30, 2024 increased across most countries within our major markets.
The period-over-period change in worldwide revenue across our geographic markets for the six months ended June 30, 2024 was: North America increased $283.7 million, or 7.3%, Latin America increased $44.3 million, or 27.9%, Europe increased $110.2 million, or 5.5%, the Middle East and Africa decreased $2.3 million, or 1.6%, and Asia-Pacific decreased $4.8 million, or 0.6%. Organic revenue for the six months ended June 30, 2024 increased across most countries within our major markets.
North America
In North America, organic revenue growth period-over-period for the three and six months ended June 30, 2024 was primarily driven by strong performance in the United States, especially in the Advertising & Media discipline, led by our media business, and our Precision Marketing, Healthcare, Experiential, and Public Relations disciplines. Our U.S. Public Relations discipline was helped by spending on the upcoming election cycle. The organic growth was partially offset by underperformance in Canada, and by negative performance in our Execution & Support and Branding & Retail Commerce disciplines in the region. Acquisitions net of dispositions positively impacted revenue and were primarily related to the purchase of Flywheel Digital in January 2024 and acquisitions in the prior year in our Public Relations discipline. In the six months ended June 30, 2024, the acquisition growth was partially offset by dispositions in the Execution & Support discipline.

Latin America
In Latin America, organic revenue growth for the three and six months ended June 30, 2024 increased in all our disciplines, led by Advertising & Media, and in all countries in the region, compared to the prior year period. The weakening of several currencies against the U.S. Dollar decreased revenue in the three and six months ended June 30, 2024 compared to the same period in 2023. Acquisitions positively impacted revenue and were primarily related to acquisition activity in our Advertising & Media discipline during the prior year.
EMEA
In Europe, compared to the prior year period, organic revenue for the three and six months ended June 30, 2024 increased in most countries and disciplines driven by strong performance in our Advertising & Media discipline, led by our media business, and in our Execution & Support, Precision Marketing and Healthcare disciplines, partially offset by under performance in our Public Relations discipline. Foreign currency changes decreased revenue for the three months ended June 30, 2024, primarily as a result of the weakening of the Euro against the U.S. Dollar period-over-period. Foreign currency changes increased revenue for the six months ended June 30, 2024, primarily as a result of the strengthening of the British Pound against the U.S. Dollar period-over-period. Acquisitions, net of dispositions for the three and six months ended June 30, 2024 positively impacted revenue and were primarily related to the purchase of Flywheel Digital in January 2024 and acquisition activity in our Advertising & Media discipline in the prior year.
In the U.K., organic revenue growth period-over-period for the three and six months ended June 30, 2024 of 6.9% and 5.1%, respectively, was led by our Advertising & Media and Experiential disciplines, partially offset by weakness in our Public Relations and Precision Marketing disciplines. In Continental Europe, which includes the Euro Zone and the other European countries, organic growth for the three and six months ended June 30, 2024 of 4.5% and 4.0%, respectively, was led by Germany, Italy, Netherlands and Spain and in most disciplines, partially offset by under performance in our Public Relations discipline.
In the Middle East and Africa, for the three and six months ended June 30, 2024, organic revenue increased period-over-period, driven by our Experiential discipline and partially offset by decreases in our Advertising & Media discipline, which faced a difficult comparison in the region to the prior year periods.
Asia-Pacific
In Asia-Pacific, organic revenue was flat period-over-period for the three months ended June 30, 2024 and increased slightly in the six months ended June 30, 2024. Organic growth in our Advertising & Media discipline was partially offset by underperformance in our Experiential discipline, which faced difficult comparisons to the prior year periods. Several major markets in the region, especially Hong Kong and India, had positive organic growth as compared to the prior year periods. The organic growth in the region was partially offset by an underperformance in China, Australia, and Singapore. The weakening of most foreign currencies in the region against the U.S. Dollar, especially the Japanese Yen, Australian Dollar, and Chinese Renminbi, decreased revenue period to period. Acquisition activity, including the purchase of Flywheel Digital in January 2024, increased revenue compared to the prior year periods.

Revenue by Industry
Revenue by type of client industry sector:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pharmaceuticals and Healthcare	17%	17%	16%	17%
Food and Beverage	15%	15%	16%	15%
Auto	11%	12%	11%	12%
Consumer Products	11%	8%	10%	8%
Technology	7%	8%	7%	8%
Financial Services	7%	7%	7%	7%
Travel and Entertainment	7%	7%	7%	7%
Retail	7%	7%	6%	6%
Telecommunications	3%	4%	3%	4%
Government	4%	4%	4%	4%
Services	3%	3%	3%	3%
Oil, Gas and Utilities	2%	2%	2%	2%
Not-for-Profit	1%	1%	1%	1%
Education	1%	1%	1%	1%
Other	4%	4%	6%	5%
Total	100%	100%	100%	100%
Operating Expenses
The period-over-period change in operating expenses:

	Three Months Ended June 30,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,853.8		$3,609.9		$243.9	6.8%
Operating Expenses:
Salary and service costs:
Salary and related costs	1,836.9	47.7%	1,772.0	49.1%	64.9	3.7%
Third-party service costs	811.1	21.0%	715.8	19.8%	95.3	13.3%
Third-party incidental costs	152.1	3.9%	130.0	3.6%	22.1	17.0%
Total salary and service costs	2,800.1	72.7%	2,617.8	72.5%	182.3	7.0%
Occupancy and other costs	314.2	8.2%	297.7	8.2%	16.5	5.5%
Real estate and other repositioning costs	57.8	1.5%	72.3	2.0%	(14.5)	(20.1)%
Gain on disposition of subsidiary	—	—%	(78.8)	(2.2)%	78.8
Cost of services	3,172.1		2,909.0		263.1	9.0%
Selling, general and administrative expenses	111.0	2.9%	99.1	2.7%	11.9	12.0%
Depreciation and amortization	60.4	1.6%	51.1	1.4%	9.3	18.2%
Total operating expenses	3,343.5	86.8%	3,059.2	84.7%	284.3	9.3%
Operating Income	$510.3	13.2%	$550.7	15.3%	$(40.4)	(7.3)%

	Six Months Ended June 30,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$7,484.3		$7,053.2		$431.1	6.1%
Operating Expenses:
Salary and service costs:
Salary and related costs	3,684.2	49.2%	3,550.0	50.3%	134.2	3.8%
Third-party service costs	1,509.3	20.2%	1,355.1	19.2%	154.2	11.4%
Third-party incidental costs	299.2	4.0%	255.6	3.6%	43.6	17.1%
Total salary and service costs	5,492.7	73.4%	5,160.7	73.2%	332.0	6.4%
Occupancy and other costs	628.3	8.4%	589.3	8.4%	39.0	6.6%
Real estate and other repositioning costs	57.8	0.8%	191.5	2.7%	(133.7)	(69.8)%
Gain on disposition of subsidiary	—	—%	(78.8)	(1.1)%	78.8
Cost of services	6,178.8		5,862.7		316.1	5.4%
Selling, general and administrative expenses	196.3	2.6%	188.3	2.7%	8.0	4.2%
Depreciation and amortization	120.0	1.6%	105.0	1.5%	15.0	14.3%
Total operating expenses	6,495.1	86.8%	6,156.0	87.3%	339.1	5.5%
Operating Income	$989.2	13.2%	$897.2	12.7%	$92.0	10.3%
We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up the significant portion of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor, third-party service costs, and third-party incidental costs. Third-party service costs include vendor costs when we act as principal in providing services to our clients. Third-party incidental costs that are required to be included in revenue primarily consist of client-related travel and incidental out-of-pocket costs, which are billed back to the client directly at our cost. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses. Adverse and beneficial fluctuations in foreign currencies from period to period impact our results of operations and financial position when we translate our financial statements from local foreign currencies to the U.S. Dollar. However, substantially all of our foreign operations transact business in their local currency, mitigating the impact of changes in foreign currency exchange rates on our operating margin percentage. As a result, the changes in our operating expenses period-over-period from foreign currency translation were in line with the percentage impact from changes in foreign currencies on revenue for the three- and six- month periods ended June 30, 2024.
Operating expenses for the three months ended June 30, 2024 compared to the prior year period increased $284.3 million, or 9.3%, to $3,343.5 million from $3,059.2 million. For the three months ended June 30, 2024, operating expenses included $57.8 million of repositioning costs, reflecting severance actions related to ongoing efficiency initiatives including strategic agency consolidation in our smaller international markets and the launch of our centralized production strategy. Included in operating expenses for the three-month period ended June 30, 2023 is a reduction from the gain on disposition of subsidiary in our Execution & Support discipline of $78.8 million and an increase related to repositioning costs of $72.3 million incurred in the period, consisting primarily of severance payments (see Note 10 to the unaudited financial statements).
Operating expenses for the six months ended June 30, 2024 compared to the prior year period increased $339.1 million, or 5.5%, to $6,495.1 million from $6,156.0 million. For the six months ended June 30, 2024, operating expenses included $57.8 million of repositioning costs, reflecting severance actions related to ongoing efficiency initiatives including strategic agency consolidation in our smaller international markets and the launch of our centralized production strategy. Included in operating expense for the six-month period ended June 30, 2023 is the net impact of the gain on disposition of subsidiary in our Execution & Support discipline of $78.8 million and repositioning costs related to real estate and other exit charges and severance of $191.5 million incurred in the period (see Notes 10 and 11 to the unaudited financial statements).
Operating Expenses - Salary and Service Costs
Salary and service costs, which tend to fluctuate with changes in revenue, are comprised of salary and related costs, third-party service costs, and third-party incidental costs.
Salary and service costs for the three months ended June 30, 2024 compared to the prior year period increased $182.3 million, or 7.0%, to $2,800.1 million. Salary and related costs for the three months ended June 30, 2024 increased $64.9 million, or 3.7%, to $1,836.9 million, primarily as a result of our acquisition of Flywheel Digital. These costs were down as a percentage of revenue primarily due to our ongoing repositioning actions and global employee mix. Third-party service costs for the three months ended

June 30, 2024 increased $95.3 million, or 13.3%, to $811.1 million, primarily as a result of organic growth in Media, Execution & Support and Experiential disciplines. Third-party incidental costs for the three months ended June 30, 2024 increased $22.1 million, or 17.0%, to $152.1 million.
Salary and service costs for the six months ended June 30, 2024 compared to the prior year period increased $332.0 million, or 6.4%, to $5,492.7 million. Salary and related costs for the six months ended June 30, 2024 increased $134.2 million, or 3.8%, to $3,684.2 million, primarily as a result of our acquisition of Flywheel Digital. These costs were down as a percentage of revenue primarily due to our ongoing repositioning actions and global employee mix. Third-party service costs for the six months ended June 30, 2024 increased $154.2 million, or 11.4%, to $1,509.3 million, primarily as a result of organic growth in Media and Experiential disciplines. Third-party incidental costs for the six months ended June 30, 2024, increased $43.6 million, or 17.1%, to $299.2 million.
Operating Expenses - Occupancy and Other Costs
Occupancy and other costs for the three and six months ended June 30, 2024 which are less directly linked to changes in revenue than salary and service costs, increased by $16.5 million, or 5.5%, to $314.2 million and increased by $39.0 million, or 6.6%, to $628.3 million, respectively, primarily resulting from our acquisition activity. Increased occupancy costs were partially offset by lower rent expense in the periods.
Operating Expenses - Selling, General & Administrative Expenses
SG&A expenses primarily consist of third-party marketing costs, professional fees, compensation and benefits and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs. SG&A expenses increased for the three and six months ended June 30, 2024 compared to the same period in 2023 by $11.9 million and $8.0 million, respectively primarily due to professional fees related to our acquisitions and investments in strategic initiatives.
Operating Income
Operating income for the three months ended June 30, 2024 compared to the same period in 2023, decreased $40.4 million to $510.3 million, and operating margin decreased to 13.2% from 15.3%. EBITA decreased $33.6 million to $531.8 million, and EBITA margin decreased to 13.8% from 15.7%. The effect of the repositioning actions in the second quarter of 2024 reduced operating income and EBITA by $57.8 million and decreased both operating margin and EBITA margin by 1.5%. The net effect of the second quarter of 2023 repositioning costs and the gain on disposition of subsidiaries related to our research businesses in the Execution & Support discipline increased both operating income and EBITA by $6.5 million, and increased both operating margin and EBITA margin by 0.2%.
Operating income for the six months ended June 30, 2024 compared to the same period in 2023, increased $92.0 million to $989.2 million, and operating margin increased to 13.2% from 12.7%. EBITA increased $105.5 million to $1,032.2 million, and EBITA margin increased to 13.8% from 13.1%. The effect of the repositioning actions in the second quarter of 2024 reduced operating income and EBITA by $57.8 million and decreased both operating margin and EBITA margin by 0.8%. The effect of the real estate and other repositioning costs and the gain on disposition of subsidiaries in the six months ended June 30, 2023 reduced both operating income and EBITA by $112.7 million, and reduced both operating margin and EBITA margin by 1.6%.
Net Interest Expense
Net interest expense for the three and six months ended June 30, 2024 increased $14.3 million and $21.8 million period-over-period to $41.7 million and $68.5 million, respectively.
Interest expense on debt for the three and six months ended June 30, 2024 increased $5.0 million and $5.4 million period-over-period to $56.8 million and $107.4 million, respectively, primarily related to the issuance in the first quarter of 2024 of €600 million 3.70% Senior Notes due 2032, or 2032 Notes.
Interest income in the three and six months ended June 30, 2024 decreased $9.1 million and $17.7 million period-over-period to $21.0 million and $48.0 million, respectively, principally due to lower cash balances.
Income Taxes
Our effective tax rate for the six months ended June 30, 2024 decreased period-over-period to 26.0% from 26.4%. The effective tax rate for six months ended June 30, 2024 includes the favorable impact from the resolution of certain non-U.S. tax positions of $7.5 million. The effective tax rate for the six months ended June 30, 2023 includes an increase of approximately $10.7 million in income tax expense related to a lower tax benefit in certain jurisdictions for the real estate and other repositioning costs in the period and an increase in the U.K. statutory tax rate, partially offset by approximately $10.0 million of favorable impacts from the resolution of certain non-U.S. tax positions.

Net Income and Net Income Per Share - Omnicom Group, Inc.
Net income - Omnicom Group Inc. in the three months ended June 30, 2024 decreased $38.2 million to $328.1 million from $366.3 million. The period-over-period decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. decreased to $1.65 in the three months ended June 30, 2024, from $1.82 in the three months ended June 30, 2023, due to the factors described above and the impact of the reduction in our weighted average common shares outstanding resulting from the repurchases of our common stock. For the three months ended June 30, 2024, the impact of repositioning costs reduced net income - Omnicom Group Inc. by $42.9 million and diluted net income per share - Omnicom Group Inc. by $0.22. For the three months ended June 30, 2023, the net impact of the real estate and other repositioning costs and gain on disposition of subsidiaries increased net income - Omnicom Group Inc. by $1.4 million and diluted net income per share - Omnicom Group Inc. by $0.01.
Net income - Omnicom Group Inc. in the six months ended June 30, 2024 increased $52.9 million to $646.7 million from $593.8 million. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased to $3.24 in the six months ended June 30, 2024, from $2.92 in the six months ended June 30, 2023, due to the factors described above, partially offset by the impact of the reduction in our weighted average common shares outstanding resulting from the repurchases of our common stock. For the six months ended June 30, 2024, the impact of repositioning costs reduced net income - Omnicom Group Inc. by $42.9 million and diluted net income per share - Omnicom Group Inc. by $0.22. For the six months ended June 30, 2023, the net impact of the real estate other repositioning costs and gain on disposition of subsidiaries reduced net income - Omnicom Group Inc. by $89.6 million and diluted net income per share - Omnicom Group Inc. by $0.44.

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
Reconciliation of Non-GAAP Financial Measures
The following table reconciles the U.S. GAAP financial measure of Net Income- Omnicom Group Inc. to EBITDA, EBITA and EBITA Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income - Omnicom Group Inc.	$328.1	$366.3	$646.7	$593.8
Net Income Attributed To Noncontrolling Interests	20.1	16.9	38.5	33.3
Net Income	348.2	383.2	685.2	627.1
Income From Equity Method Investments	3.3	1.1	4.2	1.2
Income Tax Expense	123.7	141.2	239.7	224.6
Income Before Income Taxes and Income From Equity Method Investments	468.6	523.3	920.7	850.5
Interest Expense	62.7	57.5	116.5	112.4
Interest Income	21.0	30.1	48.0	65.7
Operating Income	510.3	550.7	989.2	897.2
Add back: Amortization of acquired intangible assets and internally developed strategic platform assets	21.5	14.7	43.0	29.5
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$531.8	$565.4	$1,032.2	$926.7

Amortization of other purchased and internally developed software	4.8	4.6	9.1	9.1
Depreciation	34.1	31.8	67.9	66.4
EBITDA	$570.7	$601.8	$1,109.2	$1,002.2

Revenue	$3,853.8	$3,609.9	$7,484.3	$7,053.2
EBITA	$531.8	$565.4	$1,032.2	$926.7
EBITA Margin	13.8%	15.7%	13.8%	13.1%
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Primary sources of short-term liquidity are net cash provided by operating activities and cash and cash equivalents. Additional liquidity sources include our $2.5 billion unsecured multi-currency revolving credit facility, or Credit Facility, terminating on June 2, 2028. We also have the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program. In addition, certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom, aggregating $503.5 million. Our liquidity sources fund our non-discretionary cash requirements and our discretionary spending. The $600 million Delayed Draw Term Loan Agreement, or Term Loan Facility automatically terminated on July 15, 2024.
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

Cash and cash equivalents decreased $1.7 billion from December 31, 2023. During the first six months of 2024, we used $760.2 million of cash in operating activities, which included the use for operating capital of $1.7 billion, primarily related to our typical working capital cycle. Discretionary spending for the first six months of 2024 was $1.5 billion, compared to $917.8 million for the first six months of 2023. Discretionary spending for the first six months of 2024 was comprised of capital expenditures of $62.3 million, dividends paid to common shareholders of $278.9 million, dividends paid to shareholders of noncontrolling interests of $34.2 million, repurchases of our common stock, net of proceeds from vesting of restricted stock awards and related tax benefits and common stock sold to our employee stock purchase plan of $246.3 million, the acquisition of businesses, net of cash acquired, primarily attributable to the acquisition of Flywheel Digital and acquisition of additional shares of noncontrolling interests, and payment of contingent purchase price obligations of $829.4 million. Discretionary spending was partially offset by the proceeds from financing activities of approximately $650 million. The impact of foreign exchange rate changes decreased cash and cash equivalents by $108.7 million.
Based on past performance and current expectations, we believe that net cash provided by operating activities and cash and cash equivalents will be sufficient to meet our non-discretionary cash requirements for the next twelve months. In addition, and over the longer term, our Credit Facility is available to fund our working capital and contractual obligations.
Cash Management
Our regional treasury centers in North America, Europe and Asia manage our cash and liquidity. Each day, operations with excess funds invest those funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. Treasury centers with excess cash invest on a short-term basis with third parties, with maturities generally ranging from overnight to 90 days. Certain treasury centers have notional pooling arrangements that are used to manage their cash and set-off foreign exchange imbalances. The arrangements require each treasury center to have its own notional pool account and to maintain a notional positive account balance. Additionally, under the terms of the arrangement, set-off of foreign exchange positions are limited to the long and short positions within their own account. To the extent that our treasury centers require liquidity, they have the ability to issue up to a total of $2 billion of U.S. Dollar-denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, or borrow under the Credit Facility, or the uncommitted credit lines. This process enables us to manage our debt more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate imbalances. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines. We have a policy governing counterparty credit risk with financial institutions that hold our cash and cash equivalents, and we have deposit limits for each institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of institutions that are party to the Credit Facility. These institutions generally have credit ratings equal to or better than our credit ratings. In countries where we do not conduct treasury operations, all cash and cash equivalents are held by counterparties that meet specific minimum credit standards.
At June 30, 2024, our foreign subsidiaries held approximately $1.4 billion of our total cash and cash equivalents of $2.7 billion. Substantially all of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
At June 30, 2024, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents, increased $2.3 billion to $3.5 billion from December 31, 2023. The increase in net debt primarily resulted from the use of cash of $760.2 million for operating activities, which included the use for operating capital of $1.7 billion, primarily related to our typical working capital requirement during the period, discretionary spending of $1.5 billion, as discussed above, and the net decrease from foreign exchange rate changes on cash and cash equivalents and our foreign currency denominated debt of $70 million.
Components of net debt:

	June 30, 2024	December 31, 2023	June 30, 2023
Short-term debt	$15.1	$10.9	$20.5
Long-term debt, including current portion	6,239.6	5,639.6	5,613.7
Total debt	6,254.7	5,650.5	5,634.2
Less:
Cash and cash equivalents	2,711.7	4,432.0	2,734.1
Short-term investments	—	—	75.9
Net debt	$3,543.0	$1,218.5	$2,824.2
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

Debt Instruments and Related Covenants
On March 6, 2024, Omnicom Finance Holdings plc, or OFH, a U.K.-based wholly owned subsidiary of Omnicom, issued €600 million of the 2032 Notes. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $643.1 million.
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
Omnicom and OCI have, jointly and severally, fully, and unconditionally guaranteed the obligations of OFH with respect to the €500 million 0.80% Senior Notes due 2027 and the €500 million 1.40% Senior Notes due 2031, and Omnicom has fully and unconditionally guaranteed the obligations of OFH with respect to the €600 million 3.70% 2032 Notes, collectively the Euro Notes. OFH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in Europe, Australia, and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom, OCI or OFH to obtain funds from their subsidiaries through dividends, loans, or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFH and each of Omnicom and OCI, as applicable.
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
The Credit Facility has and Term Loan Facility had a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At June 30, 2024, we were in compliance with this covenant as our Leverage Ratio was 2.6 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At June 30, 2024, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody’s. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. The long-term debt indentures and Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
Credit Markets and Availability of Credit
In light of the uncertainty of future economic conditions, we will continue to take actions available to us to respond to changing economic conditions, and we will continue to manage our discretionary expenditures. We will also continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to the availability of our Credit Facility, are sufficient to fund our near-term working capital needs and our discretionary spending. Information regarding our Credit Facility is provided in Note 6 to the unaudited consolidated financial statements.
We have the ability to fund our day-to-day liquidity, including working capital, by issuing commercial paper or borrowing under the Credit Facility. During the three months ended June 30, 2024, there were no drawings under the Credit Facility or the Term Loan Facility, and no commercial paper issuances.
We may issue commercial paper to fund our day-to-day liquidity when needed. However, disruptions in the credit markets may lead to periods of illiquidity in the commercial paper market and higher credit spreads. To mitigate any disruption in the credit markets and to fund our liquidity, we may borrow under the Credit Facility, or the uncommitted credit lines or access the capital markets if favorable conditions exist. We will continue to monitor closely our liquidity and conditions in the credit markets. We cannot predict with any certainty the impact on us of any disruptions in the credit markets. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements. Such additional financing may not be available on favorable terms, or at all.
Credit Risk
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy, and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk, as our largest client represented 2.9% of revenue for the twelve months ended June 30, 2024. However, during periods of economic downturn, the credit profiles of our clients could change.
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
CRITICAL ACCOUNTING ESTIMATES
For a more complete understanding of our accounting estimates and policies, the unaudited consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 10-K.
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
The long-term growth rate and WACC assumptions used in our evaluations:

	May 1, 2024	May 1, 2023
Long-Term Growth Rate	3.5%	3.5%
WACC	10.8% - 11.8%	11% - 11.4%
Long-term growth rate represents our estimate of the long-term growth rate for our industry and the geographic markets we operate in. For the past ten years, the average historical revenue growth rate of our reporting units and the Average Nominal GDP, or NGDP, growth of the countries comprising the major markets that account for substantially all of our revenue was approximately 3.6% and 4.7%, respectively. We considered this history when determining the long-term growth rates used in our annual impairment test at May 1, 2024. Included in the 10-year history is the full year 2020 that reflected the negative impact of the COVID-19 pandemic on the global economy and our revenue. We believe marketing expenditures over the long term have a high correlation to NGDP, notwithstanding the volatility of inflationary environments. Based on our past performance, we also believe that our growth rate can exceed NGDP growth in the short-term in the markets we operate in, which are similar across our reporting units. Accordingly, for our annual test as of May 1, 2024, we used an estimated long-term growth rate of 3.5%.
When performing the annual impairment test as of May 1, 2024 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions in 2024. In the first half of 2024, our organic revenue increase was 4.6%, which excluded our net disposition activity and the impact from changes in foreign exchange rates.
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
Goodwill Impairment Review - Conclusion
Based on the results of our impairment test, we concluded that our goodwill as of May 1, 2024 was not impaired, because the fair value of each of our reporting units was in excess of its respective net book value. For our reporting units with negative book value, we concluded that the fair value of their total assets was in excess of book value. The minimum decline in fair value that one of our reporting units would need to experience in order to fail the goodwill impairment test was approximately 48%. Notwithstanding our belief that the assumptions we used for WACC and long-term growth rate in our impairment testing were reasonable, we performed a sensitivity analysis for each reporting unit. The results of this sensitivity analysis on our impairment test as of May 1, 2024 revealed that if the WACC increased by 1% and/or the long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be in excess of its respective net book value and would pass the impairment test.
We will continue to perform our impairment test at May 1 each year, unless events or circumstances trigger the need for an interim impairment test. The estimates used in our goodwill impairment test do not constitute forecasts or projections of future results of operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units as of the valuation date. We believe that our estimates and assumptions are reasonable, but they are subject to change from period to period. Actual results of operations and other factors will likely differ from the estimates used in our discounted cash flow valuation, and it is possible that differences could be significant. A change in the estimates we use could result in a decline in the estimated fair value of one or more of our reporting units from the amounts derived as of our latest valuation and could cause us to fail our goodwill impairment test if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in a non-cash impairment charge and may have an adverse effect on our results of operations and financial condition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We manage our exposure to foreign exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We use net investment hedges to manage the volatility of foreign exchange rates on the investment in our foreign subsidiaries. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the credit risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors. Our 2023 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2023 10-K. Note 15 to the unaudited consolidated financial statements provides a discussion of our foreign currency derivatives and cross currency swaps as of June 30, 2024.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2024, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of June 30, 2024. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2024	429,071	$95.57	—	—
May 1 - May 31, 2024	304,670	94.07	—	—
June 1 - June 30, 2024	—		—	—
	733,741	$94.95	—	—
During the three months ended June 30, 2024, we purchased 641,654 shares of our common stock in the open market for general corporate purposes, and we withheld 92,087 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date. There were no unregistered sales of equity securities during the three months ended June 30, 2024.
Item 5. Other Information
During the quarter ended June 30, 2024, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.
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

OMNICOM GROUP INC.
Date:	July 17, 2024	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)