Form 10-Q
period 2024-09-30
OMNICOM GROUP INC.
filed 2024-10-16
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 9, 2024, there were 195,093,092 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$3,533.9	$4,432.0
Accounts receivable, net of allowance for doubtful accounts of $21.4 and $17.2	8,570.0	8,659.8
Work in process	1,898.4	1,342.5
Other current assets	1,107.2	949.9
Total Current Assets	15,109.5	15,384.2
Property and Equipment at cost, less accumulated depreciation of $1,152.3 and $1,150.4	868.3	874.9
Operating Lease Right-Of-Use Assets	1,044.0	1,046.4
Equity Method Investments	65.8	66.4
Goodwill	10,928.0	10,082.3
Intangible Assets, net of accumulated amortization of $879.5 and $863.6	539.4	366.9
Other Assets	241.6	223.5
TOTAL ASSETS	$28,796.6	$28,044.6

LIABILITIES AND EQUITY:
Current Liabilities:
Accounts payable	$10,937.5	$11,634.0
Customer advances	1,303.2	1,356.2
Current portion of debt	750.0	750.5
Short-term debt	16.9	10.9
Taxes payable	270.4	351.6
Other current liabilities	2,087.7	2,142.8
Total Current Liabilities	15,365.7	16,246.0
Long-Term Liabilities	874.2	887.7
Long-Term Liability - Operating Leases	816.8	853.0
Long-Term Debt	6,180.1	4,889.1
Deferred Tax Liabilities	558.5	529.1
Commitments and Contingent Liabilities (Note 13)
Temporary Equity - Redeemable Noncontrolling Interests	476.0	414.6
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	415.2	492.0
Retained earnings	11,190.2	10,571.5
Accumulated other comprehensive income (loss)	(1,274.3)	(1,337.6)
Treasury stock, at cost	(6,424.4)	(6,154.2)
Total Shareholders’ Equity	3,951.3	3,616.3
Noncontrolling interests	574.0	608.8
Total Equity	4,525.3	4,225.1
TOTAL LIABILITIES AND EQUITY	$28,796.6	$28,044.6

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE	$3,882.6	$3,578.1	$11,366.9	$10,631.3
OPERATING EXPENSES:
Salary and service costs	2,796.0	2,586.5	8,288.7	7,747.2
Occupancy and other costs	325.6	288.6	953.9	877.9
Real estate and other repositioning costs	—	—	57.8	191.5
Gain on disposition of subsidiary	—	—	—	(78.8)
Cost of services	3,121.6	2,875.1	9,300.4	8,737.8
Selling, general and administrative expenses	99.5	89.8	295.8	278.1
Depreciation and amortization	61.4	52.4	181.4	157.4
Total Operating Expenses	3,282.5	3,017.3	9,777.6	9,173.3
OPERATING INCOME	600.1	560.8	1,589.3	1,458.0
Interest Expense	66.4	53.5	182.9	165.9
Interest Income	26.0	15.2	74.0	80.9
INCOME BEFORE INCOME TAXES AND INCOME FROM EQUITY METHOD INVESTMENTS	559.7	522.5	1,480.4	1,373.0
Income Tax Expense	150.2	136.1	389.9	360.7
Income From Equity Method Investments	0.4	1.9	4.6	3.1
NET INCOME	409.9	388.3	1,095.1	1,015.4
Net Income Attributed To Noncontrolling Interests	24.0	16.4	62.5	49.7
NET INCOME - OMNICOM GROUP INC.	$385.9	$371.9	$1,032.6	$965.7
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.97	$1.88	$5.25	$4.84
Diluted	$1.95	$1.86	$5.19	$4.78

Weighted Average Shares:
Basic	195.6	198.1	196.5	199.7
Diluted	198.2	199.9	198.9	202.0

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME	$409.9	$388.3	$1,095.1	$1,015.4
OTHER COMPREHENSIVE INCOME (LOSS):
Cash flow hedge:
Amortization of loss included in interest expense	1.3	1.4	3.9	4.2
Income tax effect	(0.4)	(0.4)	(1.1)	(1.2)
Cash flow hedge, net of tax	0.9	1.0	2.8	3.0
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost	1.2	1.0	3.6	3.1
Amortization of actuarial losses	0.3	0.2	0.8	0.6
Income tax effect	(1.0)	(0.9)	(3.3)	(1.7)
Defined benefit pension plans and postemployment arrangements, net of tax	0.5	0.3	1.1	2.0
Foreign currency translation adjustment	180.2	(110.4)	62.0	(34.2)

Other Comprehensive Income (Loss)	181.6	(109.1)	65.9	(29.2)
TOTAL COMPREHENSIVE INCOME	591.5	279.2	1,161.0	986.2
Comprehensive Income Attributed To Noncontrolling Interests	34.4	11.6	65.1	41.1
COMPREHENSIVE INCOME - OMNICOM GROUP INC.	$557.1	$267.6	$1,095.9	$945.1

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
COMMON STOCK - Shares	297.2	297.2	297.2	297.2
COMMON STOCK - Par Value	$44.6	$44.6	$44.6	$44.6
ADDITIONAL PAID-IN CAPITAL:
Beginning Balance	468.4	585.8	492.0	571.1
Net change in noncontrolling interests	(0.8)	(10.2)	8.7	(90.1)
Change in temporary equity	(14.3)	(43.9)	(64.4)	10.2
Share-based compensation	24.4	22.5	69.1	63.6
Stock issued, share-based compensation	(62.5)	(41.5)	(90.2)	(42.1)
Ending Balance	415.2	512.7	415.2	512.7
RETAINED EARNINGS:
Beginning Balance	10,941.0	10,051.4	10,571.5	9,739.3
Net income	385.9	371.9	1,032.6	965.7
Common stock dividends declared	(136.7)	(138.7)	(413.9)	(420.4)
Ending Balance	11,190.2	10,284.6	11,190.2	10,284.6
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Beginning Balance	(1,445.5)	(1,354.2)	(1,337.6)	(1,437.9)
Other comprehensive income (loss)	171.2	(104.3)	63.3	(20.6)
Ending Balance	(1,274.3)	(1,458.5)	(1,274.3)	(1,458.5)
TREASURY STOCK:
Beginning Balance	(6,372.7)	(6,174.1)	(6,154.2)	(5,665.0)
Stock issued, share-based compensation	61.6	44.8	95.1	79.3
Common stock repurchased	(113.3)	(25.3)	(365.3)	(568.9)
Ending Balance	(6,424.4)	(6,154.6)	(6,424.4)	(6,154.6)
SHAREHOLDERS' EQUITY	3,951.3	3,228.8	3,951.3	3,228.8
NONCONTROLLING INTERESTS:
Beginning Balance	560.1	505.9	608.8	524.3
Net income	24.0	16.4	62.5	49.7
Other comprehensive income (loss)	10.4	(4.8)	2.6	(8.6)
Dividends to noncontrolling interests	(29.8)	(15.0)	(64.0)	(47.0)
Net change in noncontrolling interests	9.3	50.3	(35.9)	34.4
Ending Balance	574.0	552.8	574.0	552.8

TOTAL EQUITY	$4,525.3	$3,781.6	$4,525.3	$3,781.6

Dividends Declared Per Common Share	$0.70	$0.70	$2.10	$2.10

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,095.1	$1,015.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	102.8	98.5
Amortization of intangible assets	78.6	58.9
Share-based compensation	69.1	63.6
Real estate and other repositioning costs	57.8	191.5
Gain on disposition of subsidiary	—	(78.8)
Other, net	(1.3)	(1.0)
Use of operating capital	(1,593.6)	(1,727.2)
Net Cash Used In Operating Activities	(191.5)	(379.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(93.6)	(64.2)
Acquisition of businesses and interests in affiliates, net of cash acquired	(900.9)	(80.6)
Maturity of short-term investments	—	60.8
Other, net	1.2	192.6
Net Cash (Used In) Provided By Investing Activities	(993.3)	108.6
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,236.0	—
Change in short-term debt	7.0	(4.6)
Dividends paid to common shareholders	(416.0)	(424.0)
Repurchases of common stock	(362.4)	(564.3)
Proceeds from stock plans	3.9	34.5
Acquisition of additional noncontrolling interests	(28.9)	(87.0)
Dividends paid to noncontrolling interest shareholders	(64.0)	(47.0)
Payment of contingent purchase price obligations	(23.6)	(34.8)
Other, net	(58.6)	(46.5)
Net Cash Provided By (Used In) Financing Activities	293.4	(1,173.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(6.7)	(68.0)

Net Decrease in Cash and Cash Equivalents	(898.1)	(1,512.2)
Cash and Cash Equivalents at the Beginning of Period	4,432.0	4,281.8
Cash and Cash Equivalents at the End of Period	$3,533.9	$2,769.6

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
Risks and Uncertainties
Global economic disruptions, including geopolitical events, international hostilities, acts of terrorism, public health crises, high and sustained inflation in countries that comprise our major markets, high interest rates, and labor and supply chain issues could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and discipline. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
2. Revenue
Nature of our services
We provide data-inspired, creative marketing and sales solutions through various client-centric networks that are organized to meet specific client objectives. Our networks, practice areas and agencies provide a comprehensive range of services in the following fundamental disciplines: Advertising & Media, Precision Marketing, Public Relations, Healthcare, Branding & Retail Commerce, Experiential, and Execution & Support. Advertising & Media includes creative services across digital and traditional media, strategic media planning and buying, performance media, data analytics services, and Omnicom Production, a new practice area that brings together Omnicom's global production capabilities. Precision Marketing includes digital and direct marketing, digital transformation consulting, e-commerce operations, media execution, market intelligence and data and analytics. Public Relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. Branding & Retail Commerce services include brand and product consulting, strategy and research and retail marketing. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising, point-of-sale and product placement, as well as other specialized marketing and custom communications services. At the core of all our services is the ability to create or develop a client’s marketing or corporate communications message into content that can be delivered to a target audience across different communications mediums.
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.
Revenue by discipline:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Advertising & Media	$2,083.7	$1,909.2	$6,037.3	$5,597.2
Precision Marketing	461.0	383.7	1,338.0	1,112.7
Public Relations	414.4	392.4	1,222.9	1,161.5
Healthcare	338.7	341.8	1,015.4	1,009.5
Branding & Retail Commerce	199.0	211.6	598.5	631.7
Experiential	177.0	133.3	523.0	445.5
Execution & Support	208.8	206.1	631.8	673.2
Revenue	$3,882.6	$3,578.1	$11,366.9	$10,631.3

Revenue by geographic market:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Americas:
North America	$2,154.0	$1,983.2	$6,343.3	$5,888.8
Latin America	99.7	99.4	302.6	258.0
EMEA:
Europe	1,080.8	1,016.8	3,188.5	3,014.3
Middle East and Africa	63.3	51.6	208.5	199.1
Asia-Pacific	484.8	427.1	1,324.0	1,271.1
Revenue	$3,882.6	$3,578.1	$11,366.9	$10,631.3
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended September 30, 2024, and 2023 was $2,039.7 million and $1,868.8 million, respectively, and revenue in the United States for the nine months ended September 30, 2024, and 2023 was $5,999.0 million and $5,531.6 million, respectively.
Contract balances
Contract balances include work in process and customer advances that primarily consist of advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs.

	September 30, 2024	December 31, 2023	September 30, 2023
Work in process:
Media and production costs	$881.1	$664.4	$761.5
Unbilled fees and costs and contract assets	1,017.3	678.1	856.0
Work in process	$1,898.4	$1,342.5	$1,617.5
Customer advances	$1,303.2	$1,356.2	$1,192.9
There were no impairment charges recorded in work in process in the nine months ended September 30, 2024 and 2023.
3. Net Income per Share
Basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income - Omnicom Group Inc.	$385.9	$371.9	$1,032.6	$965.7
Weighted Average Shares (millions):
Basic	195.6	198.1	196.5	199.7
Dilutive stock options and restricted shares	2.6	1.8	2.4	2.3
Diluted	198.2	199.9	198.9	202.0

Net Income per Share - Omnicom Group Inc.:
Basic	$1.97	$1.88	$5.25	$4.84
Diluted	$1.95	$1.86	$5.19	$4.78
4. Business Combinations
On January 2, 2024, we acquired Flywheel Digital, the digital commerce business of Ascential plc, for a net cash purchase price of approximately $845 million. The financial statements of Flywheel Digital are included in our consolidated financial statements as of and for the period ended September 30, 2024. The acquisition of Flywheel Digital did not have a material effect on our financial position or results of operations in the three and nine months ended September 30, 2024 and is not expected to do so for the remainder of the year. The principal tangible assets and liabilities acquired were net working capital, and the intangible assets acquired were primarily comprised of customer relationships, intellectual property, trade name and goodwill. We expect goodwill attributed to the U.S. operations of Flywheel Digital to be tax deductible. The allocation of the purchase price to the underlying assets is substantially complete. As a result, as of September 30, 2024, we estimated amortizable intangible assets to be $182.6 million. We do not expect any changes arising from the completion of the purchase price allocation to be material to our financial position or results of operations.

5. Goodwill and Intangible Assets
Change in goodwill:

	Nine Months Ended September 30,
	2024	2023
January 1	$10,082.3	$9,734.3
Acquisitions	751.1	30.6
Noncontrolling interests in acquired businesses	24.4	90.7
Contingent purchase price obligations of acquired businesses	—	170.1
Dispositions	(6.0)	(119.0)
Foreign currency translation	76.2	(17.3)
September 30	$10,928.0	$9,889.4
The increase in goodwill during the nine months ended September 30, 2024 is primarily attributable to the acquisition of Flywheel Digital. There were no goodwill impairment charges recorded in the nine months ended September 30, 2024 and 2023, and there are no accumulated goodwill impairment charges.
Intangible assets:

	September 30, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired intangible assets and internally developed strategic platform assets	$1,136.2	$(629.4)	$506.8	$902.6	$(572.9)	$329.7
Other purchased and internally developed software	282.7	(250.1)	32.6	327.9	(290.7)	37.2
Total Intangible Assets	$1,418.9	$(879.5)	$539.4	$1,230.5	$(863.6)	$366.9
Amortization of intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Acquired intangible assets and internally developed strategic platform assets	$22.2	$15.7	$65.2	$45.2
Other purchased and internally developed software	4.3	4.6	13.4	13.7
Amortization Expense	$26.5	$20.3	$78.6	$58.9
We completed our annual goodwill impairment test as of May 1, 2024. The market assumptions used in our assessment reflected the current economic environment (see Note 1- Risks and Uncertainties). Based on the results of our impairment test, we concluded that at May 1, 2024 our goodwill was not impaired.
6. Debt
Credit Facilities
Our $2.5 billion unsecured multi-currency revolving credit facility, or Credit Facility, terminates on June 2, 2028. We can issue up to $2 billion of U.S. Dollar denominated commercial paper, and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program. In addition, certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom, aggregating $510.3 million. All of these facilities provide additional liquidity sources for operating capital and general corporate purposes. The $600 million Delayed Draw Term Loan Agreement, or Term Loan Facility, automatically terminated on July 15, 2024. During the three months ended September 30, 2024, there were no drawings under the Credit Facility or the Term Loan Facility, and no commercial paper issuances.
The Credit Facility has a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At September 30, 2024, we were in compliance with this covenant as our Leverage Ratio was 2.8 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt of $16.9 million and $10.9 million at September 30, 2024 and December 31, 2023, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.

Long-Term Debt
Long-term debt:

	September 30, 2024	December 31, 2023
3.65% Senior Notes due 2024	$750.0	$750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
€500 million 0.80% Senior Notes due 2027	558.1	553.0
2.45% Senior Notes due 2030	600.0	600.0
4.20% Senior Notes due 2030	600.0	600.0
€500 million 1.40% Senior Notes due 2031	558.1	553.0
2.60% Senior Notes due 2031	800.0	800.0
€600 million 3.70% Senior Notes due 2032	669.7	—
£325 million 2.25% Senior Notes due 2033	434.7	413.9
5.30% Senior Notes due 2034	600.0	—
Long-Term Debt, Gross	6,970.6	5,669.9
Unamortized discount	(10.2)	(7.8)
Unamortized debt issuance costs	(29.5)	(22.3)
Unamortized deferred loss from settlement of interest rate swaps, net	(0.8)	(0.2)
Current portion	(750.0)	(750.5)
Long-Term Debt	$6,180.1	$4,889.1
On August 2, 2024, Omnicom issued $600 million 5.30% Senior Notes due 2034, or 2034 Notes. The net proceeds from the issuance after deducting the underwriting discount and offering expenses, were $592.4 million. The net proceeds from the issuance, along with available cash, will be used to fund the repayment of our $750 million 3.65% Senior Notes due November 1, 2024.
On March 6, 2024, Omnicom Finance Holdings plc, or OFH, a U.K.-based wholly owned subsidiary of Omnicom, issued €600 million 3.70% Senior Notes due 2032, or 2032 Notes. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $643.1 million and were used for general corporate purposes, including working capital expenditures, acquisitions and repurchases of our common stock.
The 2.45% Senior Notes due 2030, 4.20% Senior Notes due 2030, 2.60% Senior Notes due 2031 and 5.30% Senior Notes due 2034 are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness.
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
7. Segment Reporting
Our branded agency networks provide data-inspired, creative marketing and sales solutions, and are organized into agency networks, virtual client networks, regional reporting units and operating groups or practice areas. Our networks, virtual client networks and agencies increasingly share clients and provide clients with integrated services. The main economic components of each agency are employee compensation and related costs, direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs and other overhead expenses. Therefore, given these similarities, we aggregate our six operating segments, which are our agency networks, into one reporting segment.
The agency networks' regional reporting units comprise three principal regions: the Americas, EMEA and Asia-Pacific. The regional reporting units monitor the performance of and are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and, in many cases, the same clients, and have similar economic characteristics.
Revenue and long-lived assets and goodwill by geographic region:

	Americas	EMEA	Asia-Pacific
September 30, 2024
Revenue - Three months ended	$2,253.7	$1,144.1	$484.8
Revenue - Nine months ended	$6,645.9	$3,397.0	$1,324.0
Long-lived assets and goodwill	$8,181.3	$3,933.0	$726.0
September 30, 2023
Revenue - Three months ended	$2,082.6	$1,068.4	$427.1
Revenue - Nine months ended	$6,146.8	$3,213.4	$1,271.1
Long-lived assets and goodwill	$7,742.2	$3,355.4	$695.4
8. Income Taxes
Our effective tax rate for the nine months ended September 30, 2024 was flat period-over-period at 26.3%. The effective tax rate for the nine months ended September 30, 2024 includes the favorable impact from the resolution of certain non-U.S. tax positions of $7.5 million. The effective tax rate for the nine months ended September 30, 2023 includes an increase of approximately $10.7 million in income tax expense related to a lower tax benefit in certain jurisdictions for the real estate and other repositioning costs in the period and an increase in the U.K. statutory tax rate, partially offset by approximately $10.0 million of favorable impacts from the resolution of certain non-U.S. tax positions.
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
At September 30, 2024, our unrecognized tax benefits were $179.3 million. Of this amount, approximately $172.7 million would affect our effective tax rate upon resolution of the uncertain tax positions.

9. Pension and Other Postemployment Benefits
Net periodic benefit expense:

	Defined Benefit Pension Plans		Postemployment Arrangements
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$2.1	$2.5	$2.3	$2.6
Interest cost	4.9	7.8	4.4	4.3
Expected return on plan assets	(0.6)	(0.7)	—	—
Amortization of prior service cost	0.3	0.2	3.3	2.9
Amortization of actuarial losses	0.6	0.6	0.2	—
Total net periodic benefit expense	$7.3	$10.4	$10.2	$9.8
In the nine months ended September 30, 2024 and 2023, we contributed $1.2 million and $0.3 million to our defined benefit pension plans, respectively.
10. Real Estate and Other Repositioning Costs
In connection with our strategic initiatives, for the nine months ended September 30, 2024, operating expenses included $57.8 million ($42.9 million after-tax) in the second quarter of 2024, primarily reflecting severance actions related to ongoing efficiency initiatives including strategic agency consolidation in our smaller international markets and the launch of our centralized production strategy. There were no real estate and other repositioning charges during the three months ended September 30, 2024.
In connection with the transition to a flexible working environment, a hybrid model which allows for partial remote work, we took certain actions in the first quarter of 2023 to reduce and reposition our office lease portfolio. In the second quarter of 2023, as a result of our continuing efforts to increase efficiencies and relevant skill sets to meet client demands, we incurred severance charges and other exit costs associated with rebalancing our workforce and consolidating operations in certain markets. As a result, for the nine months ended September 30, 2023, operating expenses included $191.5 million ($145.5 million after-tax), related to non-cash impairment charges for the operating lease right-of-use, or ROU, assets, severance charges, and other exit costs. There were no real estate and other repositioning charges during the three months ended September 30, 2023. Substantially all of the operating lease payments related to the ROU assets will be paid out over two years.
11. Disposition of Subsidiaries
In April 2023, we disposed of certain research businesses included in our Execution & Support discipline for net proceeds of $180.5 million. As a result, we recorded a pretax gain of $78.8 million in the second quarter of 2023. The disposition did not have a material impact on our ongoing results of operations or financial position.
12. Supplemental Cash Flow Data
Change in operating capital:

	Nine Months Ended September 30,
	2024	2023
(Increase) decrease in accounts receivable	$383.4	$713.1
(Increase) decrease in work in process and other current assets	(577.6)	(369.6)
Increase (decrease) in accounts payable	(902.0)	(1,276.4)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(411.5)	(889.1)
Change in other assets and liabilities, net	(85.9)	94.8
Increase (decrease) in operating capital	$(1,593.6)	$(1,727.2)
Supplemental financial information:

Income taxes paid	$389.1	$345.7
Interest paid	$90.4	$103.1
Non-cash increase in lease liabilities:

Operating leases	$150.3	$125.5
Finance leases	$37.4	$35.9

13. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that such proceedings will have a material adverse effect on our results of operations or financial position.
14. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes:

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Nine Months Ended September 30, 2024
January 1	$(8.1)	$(42.7)	$(1,286.8)	$(1,337.6)
Other comprehensive income (loss) before reclassifications	—	—	59.4	59.4
Reclassification from accumulated other comprehensive income (loss)	2.8	1.1	—	3.9
September 30	$(5.3)	$(41.6)	$(1,227.4)	$(1,274.3)

	Nine Months Ended September 30, 2023
January 1	$(12.1)	$(41.3)	$(1,384.5)	$(1,437.9)
Other comprehensive income (loss) before reclassifications	—	—	(25.6)	(25.6)
Reclassification from accumulated other comprehensive income (loss)	3.0	2.0	—	5.0
September 30	$(9.1)	$(39.3)	$(1,410.1)	$(1,458.5)
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
•Level 3: Unobservable inputs for the asset or liability.
Financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$3,533.9			$3,533.9	$4,432.0			$4,432.0
Marketable equity securities	1.0			1.0	0.9			0.9
Foreign currency derivatives		$0.3		0.3		$—		—
Liabilities:
Cross currency swaps - net investment hedge		$0.6		$0.6		$6.6		$6.6
Contingent purchase price obligations			$236.4	236.4			$229.5	229.5
Changes in contingent purchase price obligations:

	Nine Months Ended September 30,
	2024	2023
January 1	$229.5	$115.0
Acquisitions	28.5	230.0
Revaluation and interest	1.9	(18.2)
Payments	(23.6)	(34.8)
Foreign currency translation	0.1	0.2
September 30	$236.4	$292.2

Carrying amount and fair value of our financial assets and liabilities:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$3,533.9	$3,533.9	$4,432.0	$4,432.0
Marketable equity securities	1.0	1.0	0.9	0.9
Non-marketable equity securities	11.2	11.2	6.7	6.7
Foreign currency derivatives	0.3	0.3	—	—

Liabilities:
Short-term debt	$16.9	$16.9	$10.9	$10.9
Cross currency swaps - net investment hedge	0.6	0.6	6.6	6.6
Contingent purchase price obligations	236.4	236.4	229.5	229.5
Long-term debt	6,930.1	6,676.3	5,639.6	5,237.8
The estimated fair value of the foreign currency derivatives and the cross-currency swaps are determined using model-derived valuations, taking into consideration foreign currency rates, interest rates, and counterparty credit risk. The estimated fair value of the contingent purchase price obligations is calculated in accordance with the terms of each acquisition agreement and is discounted. The fair value of long-term debt is based on quoted market prices.
16. Subsequent Events
We have evaluated events subsequent to the balance sheet date and determined that there have not been any events that have occurred that would require additional adjustments to, or disclosures in, these unaudited consolidated financial statements.

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
Financial Performance
Worldwide revenue for the three months ended September 30, 2024 increased $304.5 million, or 8.5%, to $3,882.6 million, compared to $3,578.1 million in the prior year quarter. Worldwide organic revenue growth (defined below) increased revenue $231.3 million, or 6.5%, reflecting increased client spending across most of our disciplines, primarily driven by our Advertising & Media, Public Relations and Experiential disciplines. Our Public Relations discipline was helped by spending on the upcoming U.S. elections, and the Experiential discipline benefited from the Summer Olympics. Substantially all of our major geographic markets had positive organic growth compared to the prior year period. Changes in foreign exchange rates period-over-period reduced revenue $1.2 million, or 0.1%. Acquisition revenue, net of disposition revenue, increased revenue $74.4 million, or 2.1%, primarily related to the purchase of Flywheel Digital in January 2024 (see Note 4 to the unaudited consolidated financial statements).
Worldwide revenue for the nine months ended September 30, 2024 increased $735.6 million, or 6.9%, to $11,366.9 million, compared to $10,631.3 million in the prior year period. Worldwide organic revenue growth increased revenue $556.5 million, or 5.2%, reflecting increased client spending in our Advertising & Media, Precision Marketing, Experiential and Healthcare disciplines and in all of our major geographic markets compared to the prior year period. The Experiential discipline benefited from the Summer Olympics. Changes in foreign exchange rates period-over-period reduced revenue $41.3 million, or 0.4%. Acquisition revenue, net of disposition revenue, increased revenue $220.4 million, or 2.1%, primarily related to the purchase of Flywheel Digital in January 2024 (see Note 4 to the unaudited consolidated financial statements) and acquisition activity in the second half of 2023, partially offset by dispositions in the Execution & Support discipline in the first half of 2023.
The period-over-period change in worldwide revenue for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, in our fundamental disciplines was: Advertising & Media increased $174.5 million, Precision Marketing increased $77.3 million, Public Relations increased $22.0 million, Healthcare decreased $3.1 million, Branding & Retail Commerce decreased $12.6 million, Experiential increased $43.7 million, and Execution & Support increased $2.7 million.
The period-over-period change in worldwide revenue for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, in our fundamental disciplines was: Advertising & Media increased $440.1 million, Precision Marketing increased $225.3 million, Public Relations increased $61.4 million, Healthcare increased $5.9 million, Branding & Retail Commerce decreased $33.2 million, Experiential increased $77.5 million, and Execution & Support decreased $41.4 million.
The period-over-period increase in worldwide revenue across our geographic markets for the three months ended September 30, 2024, was: North America $170.8 million, or 8.6%, Latin America $0.3 million, or 0.3%, Europe $64.0 million, or 6.3%, the Middle East and Africa $11.7 million, or 22.7%, and Asia-Pacific $57.7 million, or 13.5%.
The period-over-period increase in worldwide revenue across our geographic markets for the nine months ended September 30, 2024, was: North America $454.5 million, or 7.7%, Latin America $44.6 million, or 17.3%, Europe $174.2 million, or 5.8%, the Middle East and Africa $9.4 million, or 4.7%, and Asia-Pacific $52.9 million, or 4.2%.

A summary of our consolidated results of operations period-over-period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$3,882.6	$3,578.1	$304.5	8.5%	$11,366.9	$10,631.3	$735.6	6.9%
Operating Income[2]	$600.1	$560.8	$39.3	7.0%	$1,589.3	$1,458.0	$131.3	9.0%
Operating Margin[2]	15.5%	15.7%		(0.2)%	14.0%	13.7%		0.3%
Net Income - Omnicom Group Inc.[2]	$385.9	$371.9	$14.0	3.8%	$1,032.6	$965.7	$66.9	6.9%
Net Income per Share - Omnicom Group Inc.: Diluted[2]	$1.95	$1.86	$0.09	4.8%	$5.19	$4.78	$0.41	8.6%
Non-GAAP Measures:
EBITA[1,2,3]	$622.3	$576.5	$45.8	7.9%	$1,654.5	$1,503.2	$151.3	10.1%
EBITA Margin %[1,2,3]	16.0%	16.1%		(0.1)%	14.6%	14.1%		0.5%
1) Reconciliation of Non-GAAP Financial Measures on page 26.
2) For the nine months ended September 30, 2024, operating expenses included $57.8 million ($42.9 million after-tax) of repositioning costs, primarily related to severance, which reduced diluted net income per share- Omnicom Group Inc. by $0.22. There were no repositioning costs for the three months ended September 30, 2024. For the nine months ended September 30, 2023, operating expenses included real estate operating lease impairment charges, severance, and other exit costs of $191.5 million ($145.5 million after-tax) related to repositioning actions we took in the first and second quarters of 2023 to reduce our real estate requirements, rebalance our workforce, and consolidate operations in certain markets. In addition, in the second quarter of 2023, we recorded a gain of $78.8 million ($55.9 million after tax) on disposition of certain of our research businesses in the Execution & Support discipline. There were no repositioning costs for the three months ended September 30, 2023. The net impact of these actions reduced diluted net income per share- Omnicom Group Inc. by $0.44 (see Notes 10 and 11 to the unaudited consolidated financial statements).
3) Beginning with the three months ended March 31, 2024, EBITA is defined as earnings before interest, income taxes and amortization of acquired intangible assets and internally developed strategic platform assets. As a result, we reclassified the prior year period to be consistent with the revised definition, which reduced EBITA from previously reported amounts. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods, the after-tax impact of which on diluted net income per share- Omnicom Group Inc. for the three and nine months ended September 30, 2024 was $0.08 and $0.24, respectively, and for the three and nine months ended September 30, 2023 was $0.06 and $0.17, respectively.
Our Business
Omnicom is a strategic holding company providing data-inspired, creative marketing and sales solutions to many of the largest global companies. Our portfolio of companies includes our global networks, BBDO, DDB, TBWA, Omnicom Media Group, the DAS Group of Companies, and the Communications Consultancy Network. All of our global networks integrate their service offerings with the Omnicom branded practice areas, including Omnicom Health Group, Omnicom Precision Marketing Group, Omnicom Commerce Group, Omnicom Advertising Collective, Omnicom Public Relations Group, Omnicom Brand Consulting Group, Flywheel Digital and Omnicom Production, a new practice area that brings together Omnicom's global production capabilities, as well as our Experiential businesses and Execution & Support businesses, which includes Omnicom Specialty Marketing Group.
On a global, pan-regional, and local basis, our networks, practice areas, and agencies provide a comprehensive range of solutions in the following fundamental disciplines: Advertising & Media, Precision Marketing, Public Relations, Healthcare, Branding & Retail Commerce, Experiential, and Execution & Support. Advertising & Media includes creative services across digital and traditional media, strategic media planning and buying, performance media, data analytics services, and Omnicom Production. Precision Marketing includes digital and direct marketing, digital transformation consulting, e-commerce operations, media execution, market intelligence and data and analytics. Public Relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. Branding & Retail Commerce services include brand and product consulting, strategy and research and retail marketing. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising, as well as other specialized marketing and custom communications services. Our geographic markets include the Americas, which includes North America and Latin America, Europe, the Middle East and Africa, or EMEA, and Asia-Pacific.
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
As a provider of data-inspired, creative marketing and sales solutions, we operate in all major markets and have a large and diverse client base. For the twelve months ended September 30, 2024, our largest client accounted for 2.8% of our revenue, and our 100 largest clients, which represent many of the world’s major marketers, accounted for approximately 54.3% of our revenue. Our clients operate in virtually every sector of the global economy with no one industry representing more than 16% of our revenue for the nine months ended September 30, 2024. Although our revenue is generally balanced between the United States and international markets, and we have a large and diverse client base, we are not immune to general economic downturns.
Risks and Uncertainties
Global economic disruptions, including geopolitical events, international hostilities, acts of terrorism, public health crises, high and sustained inflation in countries that comprise our major markets, high interest rates, and labor and supply chain issues could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and discipline. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
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

CONSOLIDATED RESULTS OF OPERATIONS
The period-over-period change in results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	$ Change	2024	2023	$ Change
Revenue	$3,882.6	$3,578.1	$304.5	$11,366.9	$10,631.3	$735.6
Operating Expenses:
Salary and service costs	2,796.0	2,586.5	209.5	8,288.7	7,747.2	541.5
Occupancy and other costs	325.6	288.6	37.0	953.9	877.9	76.0
Real estate other repositioning costs[2]	—	—	—	57.8	191.5	(133.7)
Gain on disposition of subsidiary[2]	—	—	—	—	(78.8)	78.8
Cost of services	3,121.6	2,875.1	246.5	9,300.4	8,737.8	562.6
Selling, general and administrative expenses	99.5	89.8	9.7	295.8	278.1	17.7
Depreciation and amortization	61.4	52.4	9.0	181.4	157.4	24.0
Total operating expenses[2]	3,282.5	3,017.3	265.2	9,777.6	9,173.3	604.3
Operating Income[2]	600.1	560.8	39.3	1,589.3	1,458.0	131.3
Interest Expense	66.4	53.5	12.9	182.9	165.9	17.0
Interest Income	26.0	15.2	10.8	74.0	80.9	(6.9)
Income Before Income Taxes and Income From Equity Method Investments	559.7	522.5	37.2	1,480.4	1,373.0	107.4
Income Tax Expense	150.2	136.1	14.1	389.9	360.7	29.2
Income From Equity Method Investments	0.4	1.9	(1.5)	4.6	3.1	1.5
Net Income[2]	409.9	388.3	21.6	1,095.1	1,015.4	79.7
Net Income Attributed To Noncontrolling Interests	24.0	16.4	7.6	62.5	49.7	12.8
Net Income - Omnicom Group Inc.[2]	$385.9	$371.9	$14.0	$1,032.6	$965.7	$66.9
Net Income Per Share - Omnicom Group Inc.:[2]
Basic	$1.97	$1.88	$0.09	$5.25	$4.84	$0.41
Diluted	$1.95	$1.86	$0.09	$5.19	$4.78	$0.41

Revenue	$3,882.6	$3,578.1	$304.5	$11,366.9	$10,631.3	$735.6
Operating Margin %[2]	15.5%	15.7%		14.0%	13.7%
Non-GAAP Measures:[1]
EBITA[2,3]	$622.3	$576.5	$45.8	$1,654.5	$1,503.2	$151.3
EBITA Margin %[2,3]	16.0%	16.1%	(0.1)%	14.6%	14.1%	0.5%
1) Reconciliation of Non-GAAP Financial Measures on page 26.
2) For the nine months ended September 30, 2024, operating expenses included $57.8 million ($42.9 million after-tax) of repositioning costs, primarily related to severance, which reduced diluted net income per share- Omnicom Group Inc. by $0.22. There were no repositioning costs for the three months ended September 30, 2024. For the nine months ended September 30, 2023, operating expenses included real estate operating lease impairment charges, severance, and other exit costs of $191.5 million ($145.5 million after-tax) related to repositioning actions we took in the first and second quarters of 2023 to reduce our real estate requirements, rebalance our workforce, and consolidate operations in certain markets. In addition, in the second quarter of 2023, we recorded a gain of $78.8 million ($55.9 million after tax) on disposition of certain of our research businesses in the Execution & Support discipline. There were no repositioning costs for the three months ended September 30, 2023. The net impact of these actions reduced diluted net income per share- Omnicom Group Inc. by $0.44 (see Notes 10 and 11 to the unaudited consolidated financial statements).
3) Beginning with the three months ended March 31, 2024, EBITA is defined as earnings before interest, income taxes and amortization of acquired intangible assets and internally developed strategic platform assets. As a result, we reclassified the prior year period to be consistent with the revised definition, which reduced EBITA from previously reported amounts. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods, the after-tax impact of which on diluted net income per share- Omnicom Group Inc. for the three and nine months ended September 30, 2024 was $0.08 and $0.24, respectively, and for the three and nine months ended September 30, 2023 was $0.06 and $0.17, respectively.

Revenue
The components of period-over-period revenue change in the United States (“Domestic”) and the remainder of the world (“International”):

	Total		Domestic		International
	$	%	$	%	$	%
Three months ended September 30, 2023	$3,578.1		$1,868.8		$1,709.3
Components of revenue change:
Foreign exchange rate impact	(1.2)	(0.1)%	—	—%	(1.2)	(0.1)%
Acquisition revenue, net of disposition revenue	74.4	2.1%	50.1	2.7%	24.3	1.4%
Organic growth	231.3	6.5%	120.8	6.5%	110.5	6.5%
Three months ended September 30, 2024	$3,882.6	8.5%	$2,039.7	9.1%	$1,842.9	7.8%

	Total		Domestic		International
	$	%	$	%	$	%
Nine months ended September 30, 2023	$10,631.3		$5,531.6		$5,099.7
Components of revenue change:
Foreign exchange rate impact	(41.3)	(0.4)%	—	—%	(41.3)	(0.8)%
Acquisition revenue, net of disposition revenue	220.4	2.1%	150.8	2.7%	69.6	1.4%
Organic growth	556.5	5.2%	316.6	5.7%	239.9	4.7%
Nine months ended September 30, 2024	$11,366.9	6.9%	$5,999.0	8.4%	$5,367.9	5.3%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,883.8 million and $11,408.2 million for the Total column for the three and nine months ended September 30, 2024, respectively). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,882.6 million less $3,883.8 million and $11,366.9 million less $11,408.2 million for the Total column for the three and nine months ended September 30, 2024, respectively).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,578.1 million and $10,631.3 million for the Total column for the three and nine months ended September 30, 2024, respectively).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at October 11, 2024 remain unchanged, we expect the impact of changes in foreign exchange rates will increase revenue by 1.0% for the fourth quarter and be flat for the full year. Based on our acquisition and disposition activity to date, we expect that the net impact will increase revenue by 1.8% for the fourth quarter and 2.0% for the full year.

Revenue by Discipline
To monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: Advertising & Media, Precision Marketing, Branding & Retail Commerce, Experiential, Execution & Support, Public Relations, and Healthcare.
The period-over-period change in revenue and organic growth by discipline:

	Three Months Ended September 30,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising & Media	$2,083.7	53.7%	$1,909.2	53.4%	$174.5	9.4%
Precision Marketing	461.0	11.9%	383.7	10.7%	77.3	0.8%
Public Relations	414.4	10.6%	392.4	11.0%	22.0	4.3%
Healthcare	338.7	8.7%	341.8	9.5%	(3.1)	(1.1)%
Branding & Retail Commerce	199.0	5.1%	211.6	5.9%	(12.6)	(5.4)%
Experiential	177.0	4.6%	133.3	3.7%	43.7	35.3%
Execution & Support	208.8	5.4%	206.1	5.8%	2.7	0.3%
Revenue	$3,882.6		$3,578.1		$304.5	6.5%

	Nine Months Ended September 30,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising & Media	$6,037.3	53.1%	$5,597.2	52.6%	$440.1	8.1%
Precision Marketing	1,338.0	11.8%	1,112.7	10.5%	225.3	2.1%
Public Relations	1,222.9	10.8%	1,161.5	10.9%	61.4	1.4%
Healthcare	1,015.4	8.8%	1,009.5	9.6%	5.9	1.0%
Branding & Retail Commerce	598.5	5.3%	631.7	5.9%	(33.2)	(4.3)%
Experiential	523.0	4.6%	445.5	4.2%	77.5	20.2%
Execution & Support	631.8	5.6%	673.2	6.3%	(41.4)	(1.2)%
Revenue	$11,366.9		$10,631.3		$735.6	5.2%
The period-over-period change in worldwide revenue for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, in our fundamental disciplines was: Advertising & Media increased $174.5 million, Precision Marketing increased $77.3 million, Public Relations increased $22.0 million, Healthcare decreased $3.1 million, Branding & Retail Commerce decreased $12.6 million, Experiential increased $43.7 million, and Execution & Support increased $2.7 million. Worldwide organic revenue growth increased revenue $231.3 million, or 6.5%, primarily reflecting increased client spending across most of our disciplines, primarily driven by Advertising & Media, led by Media, as well as Public Relations and Experiential disciplines compared to the prior year period. Our Public Relations discipline was helped by spending on the upcoming U.S. election cycle, and the Experiential discipline benefited from the Summer Olympics. The organic growth was partially offset by underperformance in our Branding & Retail Commerce discipline. Changes in foreign exchange rates period-over-period reduced revenue $1.2 million, or 0.1%. The decrease in revenue from foreign exchange translation was primarily related to the weakening of some currencies, including the Brazilian Real, against the U.S. Dollar, partially offset by the strengthening of the British Pound, Euro and Australian Dollar against the U.S. Dollar. Acquisition revenue, net of disposition revenue, increased revenue $74.4 million, or 2.1%, primarily related to the purchase of Flywheel Digital in January 2024, which is included in our Precision Marketing discipline.
The period-over-period change in worldwide revenue for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, in our fundamental disciplines was: Advertising & Media increased $440.1 million, Precision Marketing increased $225.3 million, Public Relations increased $61.4 million, Healthcare increased $5.9 million, Branding & Retail Commerce decreased $33.2 million, Experiential increased $77.5 million, and Execution & Support decreased $41.4 million. Worldwide organic revenue growth increased revenue $556.5 million, or 5.2%, primarily reflecting increased client spending in Advertising & Media, led by Media, as well as Experiential, Precision Marketing and Public Relations disciplines compared to the prior year period. The Experiential discipline benefited from the Summer Olympics. Organic growth was partially offset by underperformance in our Branding & Retail Commerce and Execution & Support disciplines. Changes in foreign exchange rates period-over-period reduced revenue $41.3 million, or 0.4%. The decrease in revenue from foreign exchange translation was primarily related to the weakening of several currencies, including the Japanese Yen and Brazilian Real, against the U.S. Dollar, partially offset by the strengthening of the British Pound, Colombian Peso and the Euro against the U.S. Dollar. Acquisition revenue, net of disposition revenue, increased revenue $220.4 million, or 2.1%, primarily related to the purchase of Flywheel Digital in January 2024, which is included in our Precision Marketing discipline, and acquisition activity in the second half of 2023, partially offset by dispositions in our Execution & Support discipline in the first half of 2023.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.8% and 3.0% of revenue for the twelve months ended September 30, 2024 and 2023, respectively. Our ten largest and 100 largest clients represented 19.4% and 54.3% of revenue for the twelve months ended September 30, 2024, respectively, and 20.4% and 54.4% of revenue for the twelve months ended September 30, 2023, respectively.
Revenue by Geography
The period-over-period change in revenue and organic growth in our geographic markets:

	Three Months Ended September 30,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Americas:
North America	$2,154.0	55.4%	$1,983.2	55.4%	$170.8	6.2%
Latin America	99.7	2.6%	99.4	2.8%	0.3	8.7%
EMEA:
Europe	1,080.8	27.9%	1,016.8	28.5%	64.0	4.0%
Middle East and Africa	63.3	1.6%	51.6	1.4%	11.7	24.8%
Asia-Pacific	484.8	12.5%	427.1	11.9%	57.7	10.9%
Revenue	$3,882.6		$3,578.1		$304.5	6.5%

	Nine Months Ended September 30,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Americas:
North America	$6,343.3	55.8%	$5,888.8	55.4%	$454.5	5.2%
Latin America	302.6	2.7%	258.0	2.4%	44.6	17.8%
EMEA:
Europe	3,188.5	28.1%	3,014.3	28.3%	174.2	4.3%
Middle East and Africa	208.5	1.8%	199.1	1.9%	9.4	7.2%
Asia-Pacific	1,324.0	11.6%	1,271.1	12.0%	52.9	4.6%
Revenue	$11,366.9		$10,631.3		$735.6	5.2%
The period-over-period increase in worldwide revenue across our geographic markets for the three months ended September 30, 2024, was: North America $170.8 million, or 8.6%, Latin America $0.3 million, or 0.3%, Europe $64.0 million, or 6.3%, the Middle East and Africa $11.7 million, or 22.7%, and Asia-Pacific $57.7 million, or 13.5%.
The period-over-period increase in worldwide revenue across our geographic markets for the nine months ended September 30, 2024, was: North America $454.5 million, or 7.7%, Latin America $44.6 million, or 17.3%, Europe $174.2 million, or 5.8%, the Middle East and Africa $9.4 million, or 4.7%, and Asia-Pacific $52.9 million, or 4.2%.
North America
In North America, organic revenue growth period-over-period for the three and nine months ended September 30, 2024 was primarily driven by strong performance in the United States, especially in the Advertising & Media discipline, led by our media business, and our Precision Marketing, Experiential, and Public Relations disciplines. Our Public Relations discipline was helped by spending on the upcoming U.S. election cycle, and the Experiential discipline benefited from the Summer Olympics. The organic growth was partially offset by underperformance in our Branding & Retail Commerce discipline. Acquisitions net of dispositions positively impacted revenue and were primarily related to the purchase of Flywheel Digital in January 2024 and acquisitions in the prior year in our Public Relations discipline. In the nine months ended September 30, 2024, the acquisition growth was partially offset by dispositions in the Execution & Support discipline in the first half of 2023.

Latin America
In Latin America, organic revenue growth for the three and nine months ended September 30, 2024 increased in substantially all our disciplines, led by Advertising & Media, and in substantially all countries in the region, compared to the prior year period. The weakening of several currencies, including the Brazilian Real, against the U.S. Dollar decreased revenue in the three and nine months ended September 30, 2024 compared to the same periods in 2023, partially offset by the strengthening of the Colombian Peso against the U.S. Dollar in the nine months ended September 30, 2024. Acquisitions positively impacted revenue and were primarily related to acquisition activity in our Advertising & Media discipline in the prior year and the purchase of Flywheel Digital in January 2024.
EMEA
In Europe, compared to the prior year period, organic revenue growth for the three months ended September 30, 2024 was driven by strong performance in our Advertising & Media discipline, led by our media business, and in our Experiential and Execution & Support disciplines, partially offset by under performance in our Precision Marketing, Branding & Retail Commerce and Public Relations disciplines. Foreign currency changes increased revenue for the three months ended September 30, 2024, primarily as a result of the strengthening of the British Pound and the Euro against the U.S. Dollar period-over-period. Acquisitions, net of dispositions for the three months ended September 30, 2024 positively impacted revenue and were primarily related to the purchase of Flywheel Digital in January 2024 and acquisition activity in our Advertising & Media discipline in the current and prior year.
In Europe, compared to the prior year period, organic revenue growth for the nine months ended September 30, 2024 was driven by strong performance in our Advertising & Media discipline, led by our media business, and in our Experiential and Execution & Support disciplines, partially offset by under performance in our Precision Marketing, Branding & Retail Commerce and Public Relations disciplines. Foreign currency changes increased revenue for the nine months ended September 30, 2024, primarily as a result of the strengthening of the British Pound and the Euro against the U.S. Dollar period-over-period. Acquisitions, net of dispositions for the nine months ended September 30, 2024, positively impacted revenue and were primarily related to the purchase of Flywheel Digital in January 2024 and acquisition activity in our Advertising & Media discipline in the current and prior year. In the nine months ended September 30, 2024, the increase from our acquisition activity was partially offset by the divestiture of our research businesses in the Execution & Support discipline in the first half of 2023.
In the U.K., organic revenue decreased by 0.2% period-over-period for the three months ended September 30, 2024. In Continental Europe, which includes the Euro Zone and the other European countries, organic growth for the three months ended September 30, 2024 of 6.8% was led by Italy, France, Spain and Germany and in most disciplines, partially offset by underperformance in our Branding & Retail Commerce and Precision Marketing disciplines.
In the U.K., organic revenue increased by 3.2% period-over-period for the nine months ended September 30, 2024 and was led by our Advertising & Media discipline, along with most of our other disciplines, but was partially offset by weakness in our Public Relations discipline. In Continental Europe, which includes the Euro Zone and the other European countries, organic growth of 5.0% for the nine months ended September 30, 2024 was led by Germany, Italy and Spain and in most disciplines, partially offset by underperformance in our Branding & Retail Commerce and Public Relations disciplines.
In the Middle East and Africa, for the three and nine months ended September 30, 2024, organic revenue increased period-over-period, driven by our Experiential and our Advertising & Media disciplines.
Asia-Pacific
In Asia-Pacific, organic revenue increased period-over-period for the three months ended September 30, 2024. Organic growth led by our Advertising & Media discipline was partially offset by underperformance in our Precision Marketing and Public Relations disciplines. Most markets in the region, especially Australia, India and China, had positive organic growth as compared to the prior year period. Foreign currency changes increased revenue for the three months ended September 30, 2024, primarily as a result of the strengthening of the Australian Dollar against the U.S. Dollar, partially offset by the weakening of the Japanese Yen against the U.S. Dollar period-over-period. Acquisition activity, including the purchase of Flywheel Digital in January 2024, increased revenue compared to the prior year periods.
In Asia-Pacific, organic revenue increased period-over-period for the nine months ended September 30, 2024. Organic growth in our Advertising & Media discipline was partially offset by underperformance in our Experiential discipline, which faced difficult comparisons to the prior year periods and in our Precision Marketing and Public Relations disciplines. Most markets in the region, especially Australia, India, Hong Kong, Philippines, China, Thailand and Korea, had positive organic growth as compared to the prior year period. Foreign currency changes decreased revenue for the nine months ended September 30, 2024, primarily as a result of the weakening of the Japanese Yen, Chinese Reminbi and Australian Dollar against the U.S. Dollar period-over-period. Acquisition activity, including the purchase of Flywheel Digital in January 2024, increased revenue compared to the prior year periods.

Revenue by Industry
Revenue by type of client industry sector:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pharmaceuticals and Healthcare	16%	16%	16%	16%
Food and Beverage	15%	15%	15%	15%
Auto	12%	12%	11%	12%
Consumer Products	10%	8%	10%	8%
Technology	8%	8%	8%	8%
Financial Services	7%	8%	7%	8%
Travel and Entertainment	7%	7%	7%	7%
Retail	6%	6%	6%	6%
Telecommunications	4%	4%	3%	4%
Government	4%	4%	4%	4%
Services	3%	2%	3%	2%
Oil, Gas and Utilities	2%	2%	2%	2%
Not-for-Profit	1%	1%	1%	1%
Education	1%	1%	1%	1%
Other	4%	6%	6%	6%
Total	100%	100%	100%	100%
Operating Expenses
The period-over-period change in operating expenses:

	Three Months Ended September 30,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,882.6		$3,578.1		$304.5	8.5%
Operating Expenses:
Salary and service costs:
Salary and related costs	1,846.9	47.6%	1,756.7	49.1%	90.2	5.1%
Third-party service costs	784.5	20.2%	678.8	19.0%	105.7	15.6%
Third-party incidental costs	164.6	4.2%	151.0	4.2%	13.6	9.0%
Total salary and service costs	2,796.0	72.0%	2,586.5	72.3%	209.5	8.1%
Occupancy and other costs	325.6	8.4%	288.6	8.1%	37.0	12.8%
Cost of services	3,121.6		2,875.1		246.5	8.6%
Selling, general and administrative expenses	99.5	2.6%	89.8	2.5%	9.7	10.8%
Depreciation and amortization	61.4	1.6%	52.4	1.5%	9.0	17.2%
Total operating expenses	3,282.5	84.5%	3,017.3	84.3%	265.2	8.8%
Operating Income	$600.1	15.5%	$560.8	15.7%	$39.3	7.0%

	Nine Months Ended September 30,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$11,366.9		$10,631.3		$735.6	6.9%
Operating Expenses:
Salary and service costs:
Salary and related costs	5,531.1	48.7%	5,306.7	49.9%	224.4	4.2%
Third-party service costs	2,293.8	20.2%	2,033.9	19.1%	259.9	12.8%
Third-party incidental costs	463.8	4.1%	406.6	3.8%	57.2	14.1%
Total salary and service costs	8,288.7	72.9%	7,747.2	72.9%	541.5	7.0%
Occupancy and other costs	953.9	8.4%	877.9	8.3%	76.0	8.7%
Real estate and other repositioning costs	57.8	0.5%	191.5	1.8%	(133.7)	(69.8)%
Gain on disposition of subsidiary	—	—%	(78.8)	(0.7)%	78.8
Cost of services	9,300.4		8,737.8		562.6	6.4%
Selling, general and administrative expenses	295.8	2.6%	278.1	2.6%	17.7	6.4%
Depreciation and amortization	181.4	1.6%	157.4	1.5%	24.0	15.2%
Total operating expenses	9,777.6	86.0%	9,173.3	86.3%	604.3	6.6%
Operating Income	$1,589.3	14.0%	$1,458.0	13.7%	$131.3	9.0%
We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up the significant portion of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor, third-party service costs, and third-party incidental costs. Third-party service costs include vendor costs when we act as principal in providing services to our clients. Third-party incidental costs that are required to be included in revenue primarily consist of client-related travel and incidental out-of-pocket costs that are billed back to the client directly at our cost. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses. Adverse and beneficial fluctuations in foreign currencies from period to period impact our results of operations and financial position when we translate our financial statements from local foreign currencies to the U.S. Dollar. However, substantially all of our foreign operations transact business in their local currency, mitigating the impact of changes in foreign currency exchange rates on our operating margin percentage. As a result, the changes in our operating expenses period-over-period from foreign currency translation were in line with the percentage impact from changes in foreign currencies on revenue for the three- and nine-month periods ended September 30, 2024.
Operating expenses for the three months ended September 30, 2024 increased $265.2 million, or 8.8%, to $3,282.5 million from $3,017.3 million, compared to the prior year period.
Operating expenses for the nine months ended September 30, 2024 increased $604.3 million, or 6.6%, to $9,777.6 million from $9,173.3 million, compared to the prior year period. Included in operating expenses for the nine-months ended September 30, 2024 is the impact of repositioning costs, primarily related to severance of $57.8 million. Included in operating expenses for the nine-months ended September 30, 2023 is the net impact of the gain on disposition of subsidiary in our Execution & Support discipline of $78.8 million and repositioning costs related to real estate and other exit charges and severance of $191.5 million incurred in the period (see Notes 10 and 11 to the unaudited financial statements).
Operating Expenses - Salary and Service Costs
Salary and service costs, which tend to fluctuate with changes in revenue, are comprised of salary and related costs, third-party service costs, and third-party incidental costs.
Salary and service costs for the three months ended September 30, 2024 increased $209.5 million, or 8.1%, to $2,796.0 million, compared to the prior year period. Salary and related costs for the three months ended September 30, 2024 increased $90.2 million, or 5.1%, to $1,846.9 million, primarily as a result of our acquisition of Flywheel Digital. These costs decreased as a percentage of revenue, primarily due to the reduction arising from our ongoing repositioning actions and global employee mix. Third-party service costs for the three months ended September 30, 2024 increased $105.7 million, or 15.6%, to $784.5 million, primarily as a result of organic growth in our Advertising & Media and Experiential disciplines. Third-party incidental costs for the three months ended September 30, 2024 increased $13.6 million, or 9.0%, to $164.6 million.
Salary and service costs for the nine months ended September 30, 2024 increased $541.5 million, or 7.0%, to $8,288.7 million, compared to the prior year period. Salary and related costs for the nine months ended September 30, 2024 increased $224.4 million, or 4.2%, to $5,531.1 million, primarily as a result of our acquisition of Flywheel Digital. These costs decreased as a percentage of revenue, primarily due to the reduction arising from our ongoing repositioning actions. Third-party service costs for the nine months ended September 30, 2024 increased $259.9 million, or 12.8%, to $2,293.8 million, primarily as a result of organic growth in our Advertising & Media and Experiential disciplines. Third-party incidental costs for the nine months ended September 30, 2024, increased $57.2 million, or 14.1%, to $463.8 million.
Operating Expenses - Occupancy and Other Costs
Occupancy and other costs for the three and nine months ended September 30, 2024, which are less directly linked to changes in revenue than salary and service costs, increased by $37.0 million, or 12.8%, to $325.6 million and increased by $76.0 million, or 8.7%, to $953.9 million, respectively, primarily resulting from our acquisition activity. Increased office and other related costs were partially offset by lower rent expense in the periods.
Operating Expenses - Selling, General & Administrative Expenses
SG&A expenses primarily consist of third-party marketing costs, professional fees, compensation and benefits and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs. SG&A expenses increased for the three and nine months ended September 30, 2024 by $9.7 million and $17.7 million, respectively, compared to the same period in 2023, primarily due to professional fees related to strategic initiatives.
Operating Income
Operating income for the three months ended September 30, 2024 increased $39.3 million to $600.1 million, and operating margin decreased to 15.5% from 15.7% compared to the same period in 2023. EBITA increased $45.8 million to $622.3 million, and EBITA margin decreased to 16.0% from 16.1%.
Operating income for the nine months ended September 30, 2024 increased $131.3 million to $1,589.3 million, and operating margin increased to 14.0% from 13.7% compared to the same period in 2023. EBITA increased $151.3 million to $1,654.5 million, and EBITA margin increased to 14.6% from 14.1%. The effect of the repositioning actions in the nine months ended September 30, 2024 reduced operating income and EBITA by $57.8 million and decreased both operating margin and EBITA margin by 0.5%. The net effect of the real estate and other repositioning costs and the gain on disposition of subsidiaries in the nine months ended September 30, 2023 reduced both operating income and EBITA by $112.7 million, and reduced both operating margin and EBITA margin by 1.1%.
Net Interest Expense
Net interest expense for the three and nine months ended September 30, 2024 increased $2.1 million and $23.9 million period-over-period to $40.4 million and $108.9 million, respectively.
Interest expense on debt for the three and nine months ended September 30, 2024 increased $13.8 million and $19.2 million period-over-period to $61.6 million and $169.0 million, respectively, primarily related to the issuance in the first quarter of 2024 of €600 million 3.70% Senior Notes due 2032, or 2032 Notes, and the issuance in the third quarter of 2024 of $600 million 5.30% Senior Notes due 2034, or 2034 Notes. The net proceeds from the issuance of the 2034 Notes, along with available cash, will be used to fund the repayment of our $750 million 3.65% Senior Notes due November 1, 2024 (see Note 6 to the unaudited financial statements).
Interest income in the three months ended September 30, 2024 increased $10.8 million period-over-period to $26.0 million, principally due to higher cash balances from the issuance of the $600 million 2034 notes. Interest income in the nine months ended September 30, 2024 decreased $6.9 million period-over-period to $74.0 million.
Income Taxes
Our effective tax rate for the nine months ended September 30, 2024 was flat period-over-period at 26.3%. The effective tax rate for the nine months ended September 30, 2024 includes the favorable impact from the resolution of certain non-U.S. tax positions of $7.5 million. The effective tax rate for the nine months ended September 30, 2023 includes an increase of approximately $10.7 million in income tax expense related to a lower tax benefit in certain jurisdictions for the real estate and other repositioning costs in the period and an increase in the U.K. statutory tax rate, partially offset by approximately $10.0 million of favorable impacts from the resolution of certain non-U.S. tax positions.
Net Income and Net Income Per Share - Omnicom Group, Inc.
Net income - Omnicom Group Inc. in the three months ended September 30, 2024 increased $14.0 million to $385.9 million from $371.9 million. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased to $1.95 in the three months ended September 30, 2024, from $1.86 in the three months ended September 30, 2023, due to the factors described above and the impact of the reduction in our weighted average common shares outstanding resulting from the repurchases of our common stock. For the three months ended September 30, 2024 and 2023, there were no repositioning costs.

Net income - Omnicom Group Inc. in the nine months ended September 30, 2024 increased $66.9 million to $1,032.6 million from $965.7 million. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased to $5.19 in the nine months ended September 30, 2024, from $4.78 in the nine months ended September 30, 2023, due to the factors described above, and the impact of the reduction in our weighted average common shares outstanding resulting from the repurchases of our common stock. For the nine months ended September 30, 2024, the impact of repositioning costs reduced net income - Omnicom Group Inc. by $42.9 million and diluted net income per share - Omnicom Group Inc. by $0.22. For the nine months ended September 30, 2023, the net impact of the real estate other repositioning costs and gain on disposition of subsidiaries reduced net income - Omnicom Group Inc. by $89.6 million and diluted net income per share - Omnicom Group Inc. by $0.44.
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
Reconciliation of Non-GAAP Financial Measures
The following table reconciles the U.S. GAAP financial measure of Net Income- Omnicom Group Inc. to EBITDA, EBITA and EBITA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income - Omnicom Group Inc.	$385.9	$371.9	$1,032.6	$965.7
Net Income Attributed To Noncontrolling Interests	24.0	16.4	62.5	49.7
Net Income	409.9	388.3	1,095.1	1,015.4
Income From Equity Method Investments	0.4	1.9	4.6	3.1
Income Tax Expense	150.2	136.1	389.9	360.7
Income Before Income Taxes and Income From Equity Method Investments	559.7	522.5	1,480.4	1,373.0
Interest Expense	66.4	53.5	182.9	165.9
Interest Income	26.0	15.2	74.0	80.9
Operating Income	600.1	560.8	1,589.3	1,458.0
Add back: Amortization of acquired intangible assets and internally developed strategic platform assets	22.2	15.7	65.2	45.2
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$622.3	$576.5	$1,654.5	$1,503.2

Amortization of other purchased and internally developed software	4.3	4.6	13.4	13.7
Depreciation	34.9	32.1	102.8	98.5
EBITDA	$661.5	$613.2	$1,770.7	$1,615.4

Revenue	$3,882.6	$3,578.1	$11,366.9	$10,631.3
EBITA	$622.3	$576.5	$1,654.5	$1,503.2
EBITA Margin	16.0%	16.1%	14.6%	14.1%

LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
The primary sources of our short-term liquidity are net cash provided by operating activities and cash and cash equivalents. Additional liquidity sources include our $2.5 billion unsecured multi-currency revolving credit facility, or Credit Facility, terminating on June 2, 2028, and the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program. In addition, certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom, aggregating $510.3 million. Our liquidity sources fund our non-discretionary cash requirements and our discretionary spending. The $600 million Delayed Draw Term Loan Agreement automatically terminated on July 15, 2024.
Working capital, which we define as current assets minus current liabilities, is our principal non-discretionary funding requirement. Our working capital requirement typically peaks during the second quarter of the year due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. In addition, we have contractual obligations related to our long-term debt (principal and interest payments), recurring business operations, primarily related to lease obligations, and acquisition related obligations. Our principal discretionary cash spending includes dividend payments to common shareholders, capital expenditures, strategic acquisitions and repurchases of our common stock.
Cash and cash equivalents decreased $898.1 million from December 31, 2023. During the first nine months of 2024, we used $191.5 million of cash in operating activities, which included the use for operating capital of $1.6 billion, primarily related to our typical working capital cycle. Discretionary spending for the first nine months of 2024 was $1.9 billion, compared to $1.3 billion for the first nine months of 2023. Discretionary spending for the first nine months of 2024 was comprised of capital expenditures of $93.6 million, dividends paid to common shareholders of $416.0 million, dividends paid to shareholders of noncontrolling interests of $64.0 million, repurchases of our common stock, net of proceeds from vesting of restricted stock awards and related tax benefits and common stock sold to our employee stock purchase plan of $358.5 million, and the acquisition of businesses, net of cash acquired, primarily attributable to the acquisition of Flywheel Digital and acquisition of additional shares of noncontrolling interests, and payment of contingent purchase price obligations of $953.4 million. Discretionary spending was partially offset by the proceeds from financing activities of approximately $1.2 billion, which includes the issuance in the third quarter of 2024 of $600 million 5.30% Senior Notes due 2034, or 2034 Notes. The net proceeds from the issuance of the 2034 Notes, along with available cash, will be used to fund the repayment of our $750 million 3.65% Senior Notes due November 1, 2024 (see Note 6 to the unaudited financial statements).
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
At September 30, 2024, our foreign subsidiaries held approximately $1.9 billion of our total cash and cash equivalents of $3.5 billion. Substantially all of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
At September 30, 2024, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents, increased $2.2 billion to $3.4 billion from December 31, 2023. The increase in net debt primarily resulted from the use of cash of $191.5 million for operating activities, which included the use for operating capital of $1.6 billion, primarily related to our typical working capital requirement during the period, discretionary spending of $1.9 billion, as discussed above, and the net decrease from foreign exchange rate changes on cash and cash equivalents and our foreign currency denominated debt of $38 million.
Components of net debt:

	September 30, 2024	December 31, 2023	September 30, 2023
Short-term debt	$16.9	$10.9	$14.5
Long-term debt, including current portion	6,930.1	5,639.6	5,572.1
Total debt	6,947.0	5,650.5	5,586.6
Less:
Cash and cash equivalents	3,533.9	4,432.0	2,769.6
Net debt	$3,413.1	$1,218.5	$2,817.0
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
Debt Instruments and Related Covenants
On August 2, 2024, Omnicom issued $600 million 5.30% Senior Notes due 2034, or 2034 Notes. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $592.4 million. The net proceeds from the issuance, along with available cash, will be used to fund the repayment of our $750 million 3.65% Senior Notes due November 1, 2024.
On March 6, 2024, Omnicom Finance Holdings plc, or OFH, a U.K.-based wholly owned subsidiary of Omnicom, issued €600 million of the 2032 Notes. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $643.1 million and were used for general corporate purposes, including working capital expenditures, acquisitions and repurchases of our common stock.
The 2.45% Senior Notes due 2030, 4.20% Senior Notes due 2030, 2.60% Senior Notes due 2031 and 5.30% Senior Notes due 2034 are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness.
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

The Credit Facility has a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At September 30, 2024, we were in compliance with this covenant as our Leverage Ratio was 2.8 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At September 30, 2024, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody’s. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. The long-term debt indentures and Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
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
We have the ability to fund our day-to-day liquidity, including working capital, by issuing commercial paper or borrowing under the Credit Facility. During the three months ended September 30, 2024, there were no drawings under the Credit Facility or the Term Loan Facility, and no commercial paper issuances.
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
Credit Risk
We provide data-inspired, creative marketing and sales solutions to clients that operate in nearly every sector of the global economy, and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk, as our largest client represented 2.8% of revenue for the twelve months ended September 30, 2024. However, during periods of economic downturn, the credit profiles of our clients could change.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We manage our exposure to foreign exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We use net investment hedges to manage the volatility of foreign exchange rates on the investment in our foreign subsidiaries. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the credit risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors. Our 2023 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2023 10-K. Note 15 to the unaudited consolidated financial statements provides a discussion of our foreign currency derivatives and cross currency swaps as of September 30, 2024.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2024, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of September 30, 2024. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2024	574,575	$92.68	—	—
August 1 - August 31, 2024	548,629	93.84	—	—
September 1 - September 30, 2024	80,366	99.56	—	—
	1,203,570	$93.67	—	—
During the three months ended September 30, 2024, we purchased 948,491 shares of our common stock in the open market for general corporate purposes, and we withheld 255,079 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date. There were no unregistered sales of equity securities during the three months ended September 30, 2024.
Item 5. Other Information
During the quarter ended September 30, 2024, none of the directors or officers of the Company adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

4.1
Fourth Supplemental Indenture, dated as of August 2, 2024, among Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.1 to our Current Report on Form 8-K (File No, 1-10551) dated August 2, 2024, and incorporated herein by reference).

4.2	Form of 5.300% Notes due 2034 (included in Exhibit 4.1 to our Current Report on Form 8-K (File No, 1-10551) dated August 2, 2024, and incorporated herein by reference).
10.1	2021 Incentive Award Plan – Performance Restricted Stock Unit Agreement - Form of Grant Notice and Agreement.
31.1	Certification of the Chairman and Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
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

OMNICOM GROUP INC.
Date:	October 16, 2024	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)