Form 10-K
period 2024-12-31
OMNICOM GROUP INC.
filed 2025-02-05
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2024 was $17,486,183,571. As of January 30, 2025, there were 196,490,662 shares of Omnicom Group Inc. Common Stock outstanding.
Portions of the Omnicom Group Inc. Definitive Proxy Statement for the Annual Meeting of Shareholders planned to be held on May 6, 2025 are incorporated by reference into Part III of this report to the extent described herein.

OMNICOM GROUP INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include:
•risks relating to the pending Merger (as defined below) with The Interpublic Group of Companies, Inc., or IPG, including: that the Merger may not be completed in a timely manner or at all; delays, unanticipated costs or restrictions resulting from regulatory review of the Merger; uncertainties associated with the Merger may cause a loss of both companies’ management personnel and other key employees, and cause disruptions to both companies’ business relationships; the Merger Agreement (as defined below) subjects the Company and IPG to restrictions on business activities prior to the effective time of the Merger; the Company and IPG are expected to incur significant costs in connection with the Merger and integration; litigation risks relating to the Merger; the business and operations of both companies may not be integrated successfully in the expected time frame; the Merger may result in a loss of both companies’ clients, service providers, vendors, joint venture participants and other business counterparties; and the combined company may fail to realize all of the anticipated benefits of the Merger or fail to effectively manage its expanded operations;
•adverse economic conditions, including geopolitical events, international hostilities, acts of terrorism, public health crises, inflation or stagflation, tariffs and other trade barriers, central bank interest rate policies in countries that comprise our major markets and labor and supply chain issues affecting the distribution of our clients’ products, or a disruption in the credit markets;
•international, national or local economic conditions that could adversely affect the Company or its clients,
•losses on media purchases and production costs incurred on behalf of clients;
•reductions in client spending, a slowdown in client payments or a deterioration or disruption in the credit markets;
•the ability to attract new clients and retain existing clients in the manner anticipated;
•changes in client marketing and communications services requirements;
•failure to manage potential conflicts of interest between or among clients;
•unanticipated changes related to competitive factors in the marketing and communications services industries;
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
The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A., “Risk Factors” and Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, or MD&A, in this report and in other documents filed from time to time with the Securities and Exchange Commission, or SEC. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.

ii

ADDITIONAL INFORMATION ABOUT THE TRANSACTION WITH IPG AND WHERE TO FIND IT

In connection with the proposed transaction, Omnicom and IPG have filed a joint proxy statement with the SEC on January 17, 2025 and Omnicom has filed with the SEC a registration statement on Form S-4 on January 17, 2025 (File No. 333-284358) (“Form S-4”) that includes the joint proxy statement of Omnicom and IPG and that also constitutes a prospectus of Omnicom. Each of Omnicom and IPG may also file other relevant documents with the SEC regarding the proposed transaction. This annual report on Form 10-K is not a substitute for the joint proxy statement/prospectus or registration statement or any other document that Omnicom or IPG may file with the SEC. The definitive joint proxy statement/prospectus have been mailed to stockholders of Omnicom and IPG. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE REGISTRATION STATEMENT, JOINT PROXY STATEMENT/PROSPECTUS AND ANY OTHER RELEVANT DOCUMENTS THAT HAVE BEEN AND MAY BE FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, CAREFULLY AND IN THEIR ENTIRETY IF AND WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION ABOUT OMNICOM, IPG AND THE PROPOSED TRANSACTION.

Investors and security holders are able to obtain free copies of the registration statement and joint proxy statement/prospectus and other documents containing important information about Omnicom, IPG and the proposed transaction, through the website maintained by the SEC at http://www.sec.gov. Copies of the registration statement and joint proxy statement/prospectus and other documents (if and when available) filed with the SEC by Omnicom may be obtained free of charge on Omnicom’s website at https://investor.omnicomgroup.com/financials/sec-filings/default.aspx or, alternatively, by directing a request by mail to Omnicom’s Corporate Secretary at Omnicom Group Inc., 280 Park Avenue, New York, New York 10017. Copies of the registration statement and joint proxy statement/prospectus (if and when available) and other documents filed with the SEC by IPG may be obtained free of charge on IPG’s website at https://investors.interpublic.com/sec-filings/financial-reports or, alternatively, by directing a request by mail to IPG’s Corporate Secretary at The Interpublic Group of Companies, Inc., 909 Third Avenue, New York, NY 10022, Attention: SVP & Secretary.

PARTICIPANTS IN THE SOLICITATION

Omnicom, IPG and certain of their respective directors and executive officers may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. Information about the directors and executive officers of Omnicom, including a description of their direct or indirect interests, by security holdings or otherwise, is set forth in this Annual Report on Form 10-K, including under the heading “Information About Our Executive Officers,” and proxy statement for Omnicom’s 2024 Annual Meeting of Stockholders, which was filed with the SEC on March 28, 2024, including under the headings “Executive Compensation,” “Omnicom Board of Directors,” “Directors’ Compensation for Fiscal Year 2023” and “Stock Ownership Information.” To the extent holdings of Omnicom common stock by the directors and executive officers of Omnicom have changed from the amounts reflected therein, such changes have been or will be reflected on Initial Statements of Beneficial Ownership of Securities on Form 3 (“Form 3”), Statements of Changes in Beneficial Ownership on Form 4 (“Form 4”) or Annual Statements of Changes in Beneficial Ownership of Securities on Form 5 (“Form 5”), subsequently filed by Omnicom’s directors and executive officers with the SEC. Information about the directors and executive officers of IPG, including a description of their direct or indirect interests, by security holdings or otherwise, is set forth in IPG’s Annual Report on Form 10-K, including under the heading “Executive Officers of the Registrant,” and proxy statement for IPG’s 2024 Annual Meeting of Stockholders, which was filed with the SEC on April 12, 2024, including under the headings “Board Composition,” “Non-Management Director Compensation,” “Executive Compensation” and “Outstanding Shares and Ownership of Common Stock.” To the extent holdings of IPG common stock by the directors and executive officers of IPG have changed from the amounts reflected therein, such changes have been or will be reflected on Forms 3, Forms 4 or Forms 5, subsequently filed by IPG’s directors and executive officers with the SEC.

iii

PART I
Introduction
This report is our 2024 annual report to shareholders and our 2024 Annual Report on Form 10-K, or 2024 10-K.
Omnicom Group Inc., a New York corporation, was formed in 1986. The terms “Omnicom,” “the Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and its subsidiaries unless the context indicates otherwise.
Item 1. Business
Agreement to Acquire IPG
On December 8, 2024, Omnicom entered into an Agreement and Plan of Merger, or the Merger Agreement, by and among Omnicom, EXT Subsidiary Inc., a direct wholly owned subsidiary of Omnicom, or Merger Sub, and IPG, pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into IPG, or the Merger, with IPG surviving the Merger as a wholly owned subsidiary of Omnicom. Under the terms of the Merger Agreement, IPG shareholders will receive 0.344 shares of Omnicom common stock for each share of IPG common stock they own. Following the close of the Merger, Omnicom shareholders are expected to own approximately 60.6% of the combined company and IPG shareholders are expected to own approximately 39.4%, on a fully diluted basis. The completion of the Merger is subject to customary closing conditions, including required regulatory approvals and the approval of the stockholders of both Omnicom and IPG. If completed, the Merger is expected to have a material impact on our business, results of operations and financial condition.
Our Business
We are a strategic holding company providing data-inspired, creative marketing and sales solutions to many of the largest global companies. Our portfolio of companies includes our global networks, BBDO, DDB and TBWA, Omnicom Media Group, the DAS Group of Companies, and the Communications Consultancy Network. All of our global networks integrate their service offerings with the Omnicom branded practice areas, including Omnicom Health Group, Omnicom Precision Marketing Group, Omnicom Commerce Group, Omnicom Advertising Collective, Omnicom Public Relations Group, Omnicom Brand Consulting Group, Flywheel Digital and Omnicom Production, a practice area that brings together Omnicom’s global production capabilities, as well as our Experiential businesses and Execution & Support businesses, which includes Omnicom Specialty Marketing Group. In August 2024, we announced the formation of Omnicom Advertising Group, or OAG, a new global organization that aligns the world-class creative networks BBDO, DDB and TBWA, as well as leading agencies within the Omnicom Advertising Collective. OAG began operations in January 2025.
We operate in a highly competitive industry and compete against other global, national and regional advertising, marketing and communications services companies, as well as technology, social media and professional services companies. The proliferation of media channels, including the rapid development and integration of interactive technologies and media, has fragmented consumer audiences targeted by our clients. These developments make it more complex for marketers to reach their target audiences in a cost-effective way, causing them to turn to Omnicom for a customized mix of marketing and communications services designed to optimize their total marketing expenditure.
On a global, pan-regional, and local basis, our networks, practice areas and agencies provide a comprehensive range of services in the following fundamental disciplines: Media & Advertising, Precision Marketing, Public Relations, Healthcare, Branding & Retail Commerce, Experiential, and Execution & Support. Media & Advertising includes creative services across digital and traditional media, strategic media planning and buying, performance media, data analytics services, and Omnicom Production. Precision Marketing includes digital and direct marketing, digital transformation consulting, e-commerce operations, media execution, market intelligence and data and analytics. Public Relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. Branding & Retail Commerce services include brand and product consulting, strategy and research and retail marketing. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising, point-of-sale and product placement, as well as other specialized marketing and custom communications services. We operate in all major markets and have a large client base. Our geographic markets include the Americas, which includes North America and Latin America, Europe, the Middle East and Africa, or EMEA, and Asia-Pacific.
Our business model was built and continues to evolve around our clients. While our networks, practice areas and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. Our fundamental business principle is that our clients’ specific requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. We use our client-centric approach to grow our business by expanding our service offerings to existing clients, moving into new markets and obtaining new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that fill gaps in our service delivery to our existing clients. In addition to collaborating through our client service models, our agencies, practice areas and networks collaborate across internally developed technology platforms. Annalect and Omni, our proprietary data and analytics platforms, serve as the strategic resource for all of our agencies, practice areas and networks to share when developing client service strategies across our virtual networks. These platforms provide precision marketing and insights at scale across creative, media and other disciplines.
We believe generative AI will have a significant effect on how we provide services to our clients and how we enhance the productivity of our people. As with any new technology, we are working closely with our clients and technology partners to take advantage of the benefits of AI while being mindful of its limitations and risks, and privacy concerns. We are committed to responsible AI practices and collaboration to harness AI's potential, while evaluating related risks, such as ethical considerations, public perception and reputational concerns, intellectual property protection, regulatory compliance, privacy and data security concerns and our ability to effectively adopt this new emerging technology. The rapidly developing nature of AI technology makes it difficult to assess the full impact on our business at this time.
Driven by our clients’ continuous demand for more effective and efficient marketing activities, we strive to provide an extensive range of marketing and communications services through various client-centric networks that are organized to meet specific client objectives.
Our service offerings include:

advertising	marketing research
branding	media planning and buying
content marketing	merchandising and point of sale
corporate social responsibility consulting	mobile marketing
crisis communications	multi-cultural marketing
custom publishing	non-profit marketing
data analytics	organizational communications
database management	package design
digital/direct marketing and post-production services	product placement
digital transformation consulting	promotional marketing
entertainment marketing	public affairs
experiential marketing	public relations
field marketing	retail marketing
financial/corporate business-to-business advertising	retail media and e-commerce
graphic arts/digital imaging	search engine marketing
healthcare marketing and communications	shopper marketing
instore design	studio production
interactive marketing	social media marketing
investor relations	sports and event marketing
Certain business trends have impacted our business and industry. These trends include clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms. As clients increase their demands for marketing effectiveness and efficiency, they tend to pursue a strategy that covers all consumer touch points in an economically effective manner. Our portfolio of businesses provides clients with an array of strategic options and we have structured our business around these trends. We believe that our key client matrix organization structure approach to collaboration and integration of our services and solutions have provided a competitive advantage to our business in the past and we expect this to continue over the medium and long term. Our key client matrix organization structure facilitates superior client management and allows for greater integration across our service platforms. Our overarching strategy is to continue to use our virtual client networks to grow our business relationships with our largest clients by serving them across our networks, disciplines and geographies.
We continually evaluate our portfolio of businesses to identify areas for investment and acquisition opportunities, as well as to identify non-strategic or underperforming businesses for disposition. In January 2024, we acquired Flywheel Digital, the digital commerce business of Ascential plc, for a net cash purchase price of approximately $845 million. For information about our acquisitions and dispositions, see Item 7, “MD&A - Acquisitions and Goodwill” and Notes 5, 14 and 15 to the consolidated financial statements. In each of the three years ended December 31, 2024, none of our acquisitions or dispositions, individually or in the aggregate, were material to our results of operations or financial condition.
The various components of our business, including revenue by discipline and geographic area, and material factors that affected us in the three years ended December 31, 2024, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Our Clients
Our clients operate in virtually every sector of the global economy. In many cases, multiple agencies, practice areas or networks serve different brands, product groups or both within the same client. For example, in 2024, our largest client represented 2.7% of revenue and was served by approximately 155 of our agencies. Our 100 largest clients, which represent many of the major marketers, represented approximately 54% of revenue and were each served, on average, by approximately 55 of our agencies. Although we have a large and diverse client base, we are not immune to general economic downturns.
Government Regulations
We are subject to various federal, state and local laws and regulations in the countries in which we conduct business. Compliance with these laws and regulations in the normal course of business did not have a material effect on our business, results of operations or financial condition. Additional information regarding the impact of government regulations on our business is included in Item 1A, “Risk Factors - Legal and Regulatory Risks.”
Human Capital Resources and Environmental Sustainability Initiatives
Our employees are our most important assets. We believe a critical component of our success depends on the ability to attract, develop and retain key personnel. The skill sets of our workforce across our agencies and within each discipline share many similarities. Common to all is the ability to understand the client’s brand or product and its selling proposition and to develop a unique message to communicate the value of the brand or product to the client’s target audience, whether through traditional channels or digital platforms. Recognizing the importance of this core competency, we support and develop our employees through training and development programs that build and strengthen employees’ leadership and professional skills.
Human capital management strategies are developed collectively by senior management, including the management teams of our networks, practice areas, and agencies, and are overseen by our Board of Directors. We are committed to efforts that ensure that the workplace is equitable, ethical, fosters an inclusive work environment across our global workforce and respects human rights. Our social and human capital management priorities include, among other things, adopting codes of conduct and business ethics, providing competitive wages and benefits, comprehensive training programs and succession planning.
At December 31, 2024, we employed approximately 74,900 people worldwide, including 31,200 people in the Americas, 26,800 people in EMEA, and 16,900 people in Asia-Pacific. The United States is our largest employee base, where we employed approximately 21,900 people. None of our regular employees in the United States are represented by a labor union. In certain countries outside the United States, primarily in Europe, some employees are represented by work councils. See MD&A for the effect of salary and related costs on our results of operations.
Our environmental sustainability initiatives focus on emissions reductions through efficiency of office space, energy usage, travel and vendor engagement. In connection with our environmental sustainability efforts, we are a signatory to the UN Global Compact, a principle-based framework to encourage businesses and firms worldwide to adopt sustainable and socially responsible policies. We support the UN Sustainable Development Goals, a collection of global goals designed to be a blueprint to achieve a better, more inclusive and sustainable future. Our emissions reductions strategy, in line with the 1.5 degree Celsius climate scenario, was submitted to and approved by the Science Based Target initiative, or SBTi, which publicly audits companies on their emissions reduction efforts. Various regulatory bodies have proposed or enacted climate-related reporting requirements and similar proposals, including the SEC’s climate-related reporting proposal and California’s climate-related disclosure laws. The European Union’s Corporate Sustainability Reporting Directive has established disclosure requirements based on the European Sustainability Reporting Standards, or ESRS. However, reporting standards based on ESRS requirements are evolving for sustainability reporting, and regulations in other international markets are still evolving. We are monitoring the requirements in all the jurisdictions we operate and evaluating the impacts of those requirements and related reporting timelines.
Information About Our Executive Officers
At January 30, 2025, our executive officers were:

Name	Position	Age
John D. Wren	Chairman of the Board and Chief Executive Officer	72
Daryl Simm	President and Chief Operating Officer	63
Philip J. Angelastro	Executive Vice President and Chief Financial Officer	60
Louis F. Januzzi	Senior Vice President, General Counsel and Secretary	51

Mr. Simm was named President and Chief Operating Officer in November 2021 and previously served as Chief Executive Officer of Omnicom Media Group for more than 20 years. Mr. Januzzi was named Senior Vice President, General Counsel and Secretary in December 2022 and previously served as Senior Vice President & Deputy General Counsel - Corporate from May 2021 to December 2022 and as Associate General Counsel - Corporate Development & Finance from March 2016 to May 2021. All other executive officers have held their present positions for at least five years. Additional information about our directors and executive officers will appear in our definitive proxy statement, which is expected to be filed with the SEC in March 2025.
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
Item 1A. Risk Factors
Economic Risks
Adverse economic conditions, a reduction in client spending, a deterioration in the credit markets or a delay in client payments could have a material effect on our business, results of operations and financial condition.
Macroeconomic conditions have a direct impact on our business, results of operations and financial condition. Adverse economic conditions, including geopolitical events, international hostilities, acts of terrorism, public health crises, inflation or stagflation, tariffs and other trade barriers, central bank interest rate policies in countries that comprise our major markets and labor and supply chain issues affecting the distribution of our clients’ products, or a disruption in the credit markets, pose a risk that clients may reduce, postpone or cancel spending for marketing and communications services. Such actions would reduce the demand for our services and could result in a reduction in our revenue, which would adversely affect our business, results of operations and financial condition. A contraction or disruption in the credit markets may make it more difficult for us to meet our working capital requirements or refinance maturing debt, or negatively impact our clients’ liquidity that could cause them to delay payment or take other actions that would negatively affect our working capital. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements, which may not be available on favorable terms, or at all. Even if we take action to respond to adverse economic conditions, reductions in revenue and disruptions in the credit markets by aligning our cost structure and more efficiently managing our working capital, such actions may not be effective.
A period of sustained inflation across our major markets could result in higher operating costs.
Our principal operating expenses are salary and service costs and occupancy and related costs. Inflationary pressures typically result in increases to our operating expenses. In cases of sustained inflation across several of our major markets, it may become increasingly difficult to effectively control increases to our costs. In addition, the effects of inflation on consumer budgets could result in the reduction of our clients’ spending plans on the marketing and communications services we provide. If we are unable to increase our fees or take other actions to mitigate the effect of the resulting higher costs, our business, results of operations and financial condition could be negatively impacted.
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
Where purchases of media and production services are made by our agencies as a principal or are not subject to the theory of sequential liability, the risk of a material loss as a result of payment default by our clients could increase significantly, and such a loss could have a material adverse effect on our business, results of operations and financial condition.
While we use various methods to manage the risk of payment default, including obtaining credit insurance, requiring payment in advance, mitigating the potential loss in the marketplace or negotiating with media providers, these may be insufficient, less available, or unavailable during a severe economic downturn.

Geopolitical events, international hostilities or acts of terrorism could have a material adverse effect on our business, results of operations and financial condition.
Current or future geopolitical events, international hostilities or acts of terrorism could impact global economies through, among other things, disruption of business operations and demand for client services, disruption in the credit markets, heightened risk of cybersecurity attacks and disruptions to our information technology infrastructure, increased energy costs and labor and supply chain disruptions. This could result in suspension of our, or our clients’ businesses in the affected region, which could impact client spending on our services. These actions could have a significant and adverse impact our business, results of operations and financial condition in the future. For example, as a result of the war in Ukraine, in the first quarter of 2022, we suspended our business operations in Ukraine and disposed of all our businesses in Russia. In addition, economic sanctions were imposed on Russia by the United States, United Kingdom, and the European Union. The war in Ukraine is ongoing, and its duration is uncertain. We cannot predict the impact of the war in Ukraine or other international hostilities on our businesses and operations.
Global public health crises or pandemics or other similar health crises could adversely impact our business, results of operations and financial condition.
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
Business and Operational Risks
Clients periodically review and change their marketing and communications requirements and relationships. If we are unable to remain competitive or retain key clients, our business, results of operations and financial condition may be adversely affected.
We operate in a highly competitive industry. Key competitive considerations for retaining existing clients and winning new clients include our ability to develop solutions that meet client needs in a rapidly changing environment, the quality and effectiveness of our services and our ability to serve clients efficiently, particularly large multinational clients, on a broad geographic basis. From time to time, clients may put their marketing and communications business up for competitive review. We have won and lost accounts as a result of these reviews. To the extent that we are not able to remain competitive or retain key clients, our revenue may be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.
Acquiring new clients and retaining existing clients depends on our ability to avoid and manage conflicts of interest arising from other client relationships, retaining key personnel and maintaining a highly skilled workforce.
Our ability to acquire new clients and retain existing clients may, in some cases, be limited by clients’ perceptions of, or policies concerning, conflicts of interest arising from our other client relationships. If we are unable to maintain multiple agencies to manage multiple client relationships and avoid potential conflicts of interests, our business, results of operations and financial condition may be adversely affected.
As a service business, our ability to attract and retain key personnel is an important aspect of our competitiveness. If we are unable to attract and retain key personnel, our ability to provide our services in the manner clients have come to expect may be adversely affected, which could harm our reputation and result in a loss of clients, which could have a material adverse effect on our business, results of operations and financial condition.
The loss of several of our largest clients could have a material adverse effect on our business, results of operations and financial condition.
In 2024, our largest client represented approximately 2.7% and our 100 largest clients represented approximately 54% of our revenue. Clients generally are able to reduce or cancel current or future spending on marketing and communications services at any time on short notice for any reason. A significant reduction in spending on our services by our largest clients, or the loss of several of our largest clients, if not replaced by new clients or an increase in business from existing clients, would adversely affect our revenue and could have a material adverse effect on our business, results of operations and financial condition.
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

Cybersecurity threats and attacks, including computer viruses, advanced persistent threats, malware, hacking, ransomware or other destructive or disruptive activities or software, are constantly evolving and pose a risk to our information technology systems and data. There can be no assurance that our cybersecurity risk management program and processes will be fully implemented, complied with or effective in detecting and preventing such threats or protecting our information technology systems or data. Security breaches, improper use of our systems and unauthorized access to our data and information by employees and others may pose a risk that data may be exposed to unauthorized persons. Such occurrences could adversely affect our business, results of operations, financial condition and reputation and could result in litigation or regulatory action, as discussed below. Also, we have acquired or may acquire companies that have cybersecurity vulnerabilities or different cybersecurity risk management processes, which may increase our risks from cybersecurity threats and attacks.
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
We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue. For example, we have experienced cybersecurity incidents that resulted in the disruption of our information technology systems and required us to engage third parties to remediate the issues. While, to date, no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any attack or incident could result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts, and/or significant incident response, system restoration or remediation and future compliance costs, which could materially adversely affect our business, results of operations and financial condition. We also cannot guarantee that any such costs or losses will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
We are subject to risks related to our use of generative AI, a new and emerging technology, which is in the early stages of commercial use.
We continually evaluate the use of AI in our business processes, and in 2023, we entered into strategic partnerships with leading AI technology companies, enabling enhanced product and service capabilities in generative AI. In recent years, the use of AI has come under increased scrutiny. This technology, which is a new and emerging technology in early stages of commercial use, presents a number of risks inherent in its use, including ethical considerations, public perception and reputation concerns, intellectual property protection, regulatory compliance and privacy and data security concerns, all of which could have a material adverse effect on our business, results of operations and financial condition. Further, new laws, guidance and decisions in this area may limit our ability to use AI or decrease its usefulness. As a result, we cannot predict future developments in AI and related impacts to our business and our industry. If we fail to increase our capabilities in generative AI, or if we are unable to successfully adapt to new developments related to the risks and challenges associated with AI, demand for our services could be reduced, and our business, results of operations and financial condition could be negatively impacted.
Risks Related to International Operations
Currency exchange rate fluctuations have impacted, and in the future could impact, our business, results of operations and financial condition.
In 2024, our international operations represented approximately 48% of our revenue. We operate in all major international markets including the Euro Zone, the United Kingdom, or the U.K., Australia, Brazil, Canada, China and Japan. Our agencies transact business in more than 50 different currencies. Substantially all of our foreign operations transact business in their local currency and, accordingly, their financial statements are translated into U.S. Dollars. As a result, both adverse and beneficial fluctuations in foreign exchange rates impact our business, results of operations and financial condition. In addition, funds transferred to the United States can be adversely or beneficially impacted by changes in foreign currency exchange rates.
We operate in high-growth markets and developing countries, which often carry greater risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition.
The operational and financial performance of our international businesses are affected by global and regional economic conditions, competition for new business and personnel, currency exchange rate fluctuations, political conditions, differing tax and regulatory environments and other risks associated with extensive international operations. We conduct business in numerous high-growth markets and developing countries. Such countries tend to have longer billing collection cycles, currency repatriation restrictions and commercial laws that can be undeveloped, vague, inconsistently enforced, retroactively applied or frequently changed. Our operations are also subject to the United States Foreign Corrupt Practices Act and other anti-corruption and anti-

bribery laws and regulations. These laws and regulations are complex and stringent, and any changes and violations could have an adverse effect on our business and reputation. Our business, results of operations and financial condition can be adversely affected if we are unable to effectively operate, or manage the risks associated with operating in these markets and countries. For financial information by geographic region, see Notes 3 and 8 to the consolidated financial statements.
Risks Related to Acquisitions
We may be unsuccessful in evaluating material risks involved in completed and future acquisitions.
We regularly evaluate potential acquisitions of businesses that are complementary to our businesses and service offerings, and in some cases, associated technological capabilities and assets. As part of the process, we conduct business, legal and financial due diligence to identify and evaluate material risks involved in any particular transaction, including business strategy and operational execution. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks. As a result, the intended advantages of any given acquisition may not be realized. If we fail to identify certain material risks from one or more acquisitions, our business, results of operations and financial condition could be adversely affected.
Our goodwill is an intangible asset that may become impaired, which could have a material adverse effect on our business, results of operations and financial condition.
In accordance with generally accepted accounting principles in the United States, or U.S. GAAP or GAAP, we have recorded a significant amount of goodwill related to our acquisitions; a substantial portion of which represents the intangible specialized know-how of the acquired workforce. As discussed in Note 2 to the consolidated financial statements, we review the carrying value of goodwill for impairment annually on May 1 and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in the financial statements included in this report, that our goodwill is not impaired, future events could cause us to conclude that the goodwill associated with a given operation may become impaired. Any resulting non-cash impairment charge could have a material adverse effect on our business, results of operations and financial condition.
Risks Related to the Proposed Merger with IPG
The Merger may not be completed, and the Merger Agreement may be terminated in accordance with its terms.
The Merger is subject to a number of conditions that must be satisfied or waived prior to the completion of the Merger, including, among others, the approval by our stockholders of our share issuance proposal, the approval by IPG stockholders of the proposal to adopt the Merger Agreement, the receipt of requisite regulatory approvals and the approval for listing on the New York Stock Exchange, or NYSE, of the shares of our common stock issuable to IPG stockholders pursuant to the Merger Agreement.
These conditions to the completion of the Merger may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed. In addition, if the Merger is not completed by December 8, 2025, which date may be extended to June 8, 2026 in certain circumstances, either we or IPG may choose not to proceed with the Merger by terminating the Merger Agreement, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after stockholder approval. In addition, we and IPG may elect to terminate the Merger in certain other circumstances as set forth in the Merger Agreement. If the Merger Agreement is terminated under specified circumstances, Omnicom would be required to pay IPG a termination fee of $676 million. Additionally, if the Merger Agreement is terminated in circumstances where the Omnicom shareholders have not approved our share issuance proposal, then Omnicom has agreed to reimburse IPG’s expenses up to $25 million.
Failure to complete the Merger could negatively impact the price of shares of our common stock, as well as our business and results of operations.
If the Merger is not completed for any reason, our business and results of operations may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including:
•we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock;
•we may experience negative reactions from clients, vendors, joint venture participants and other third parties with whom we do business, which in turn could affect our business operations or our ability to compete for new business or obtain renewals in the marketplace more broadly;
•we may experience negative reactions from employees;
•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor and printing fees; and
•we will have expended time and resources that could otherwise have been spent on our existing business and the pursuit of other opportunities that could have been beneficial to us, and our ongoing business and results of operations may be adversely affected.

If the Merger Agreement is terminated under specified circumstances, we may be required to pay IPG a termination fee or other termination‑related payment as discussed above.
Uncertainties associated with the Merger may cause a loss of our and IPG’s management personnel and other key employees, which could adversely affect the business and operations of the combined company following the Merger.
Each of Omnicom and IPG depends on the experience and industry knowledge of its officers and other key employees to execute its business plans. The success of the combined company after the Merger will depend, in part, on its ability to retain key management personnel and other key employees. Our and IPG’s current and prospective employees may experience uncertainty about their roles within the combined company following the Merger or other concerns regarding the timing and completion of the Merger or the operations of the combined company following the Merger, any of which may have an adverse effect on our and IPG’s ability to retain or attract key management and other key personnel. If we or IPG are unable to retain personnel, including our or IPG’s key management, who are critical to the future operations of the companies, we and IPG could face disruptions in our respective operations, loss of existing clients, loss of key information, expertise or know‑how and unanticipated additional recruitment and training costs. In addition, the loss of our and IPG’s key personnel could diminish the anticipated benefits of the Merger. No assurance can be given that the combined company, following the Merger, will be able to retain or attract our and IPG’s key management personnel and other key employees to the same extent that we and IPG have previously been able to retain or attract personnel.
Our and IPG’s business relationships may be subject to disruption due to uncertainty associated with the Merger, which could have a material effect on our business, results of operations, financial condition and cash flows or those of the combined company following the Merger.
Parties with whom we or IPG do business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with us or IPG following the Merger. Our and IPG’s business relationships may be subject to disruption as clients, vendors, landlords, joint venture participants and other third parties with whom we or IPG do business may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than us or IPG. These disruptions could have a material and adverse effect on our and IPG’s business, results of operations, financial condition and cash flows, regardless of whether the Merger is completed, as well as a material and adverse effect on the combined company’s ability to realize the expected cost savings, operating synergies and other benefits of the Merger. The risk, and adverse effects, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.
The Merger Agreement subjects us to restrictions on business activities prior to the effective time of the Merger.
The Merger Agreement restricts us from entering into certain corporate transactions and taking other specified actions without the consent of IPG and generally requires us to continue our operations in the ordinary course through the completion of the Merger. These restrictions could be in place for an extended period of time if completion of the Merger is delayed and could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.
We are expected to incur significant costs in connection with the Merger and integration of the two companies, which may be in excess of those anticipated by us.
We have incurred and expect to continue to incur costs associated with negotiating and completing the Merger and combining the operations of the two companies. These costs have been, and will continue to be, substantial. The substantial majority of costs will consist of transaction costs related to the Merger and include, among others, fees paid to financial, legal and accounting advisors, filing fees, employee retention and other employment-related costs, and debt restructuring costs. Many of these costs will be borne by us even if the Merger is not completed.
We will also incur transaction costs related to formulating and implementing integration plans, including facilities, systems and service contract consolidation costs and employment‑related costs. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Merger and the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other synergies related to the integration of the businesses, should allow the combined company to offset integration‑related costs over time, this net benefit may not be achieved in the near term, or at all. For additional information, see “Risk Factors - The failure to integrate our and IPG’s businesses and operations successfully in the expected time frame may adversely affect the combined company’s business and results of operations.” The costs described above, as well as other unanticipated costs and expenses, could adversely affect the results of operations, financial condition and cash flows of the combined company following the completion of the Merger.

Litigation relating to the Merger, if any, could result in an injunction preventing the completion of the Merger and/or substantial costs to us.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the Merger Agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Lawsuits that may be brought against us, IPG, or our or their directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Merger. One of the conditions to the closing of the Merger is that no Law or Order (each as defined in the Merger Agreement) is promulgated, entered, enforced, enacted or issued by any governmental entity of competent jurisdiction in which we, IPG, or our or their subsidiaries have material assets or material business operations, which prohibits, restrains or makes illegal the consummation of the Merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed within the expected timeframe or at all, which may adversely affect our businesses, results of operations, financial condition and cash flows. In addition, either we or IPG may terminate the Merger Agreement if any Law or Order has been promulgated, entered, enforced, enacted or issued by any governmental entity of competent jurisdiction in which we, IPG, or our or their subsidiaries have material assets or material business operations, which is in effect and permanently prohibits, restrains, enjoins or makes illegal the consummation of the Merger, so long as our or Merger Sub’s (in the case of a termination by us) or IPG’s (in the case of a termination by IPG) material breach of any obligations under the Merger Agreement has not been the primary cause of, or resulted in, the enactment or issuance of such Law or Order, decree, ruling, injunction or other action.
There can be no assurance that any of the defendants would be successful in the outcome of any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect the combined company’s business, results of operations, financial condition and cash flows.
The failure to integrate our and IPG’s businesses and operations successfully in the expected time frame may adversely affect the combined company’s business and results of operations.
We and IPG have operated and, until the completion of the Merger, will continue to operate independently. Following the completion of the Merger, our and IPG’s businesses may not be integrated successfully. It is possible that the integration process could result in the loss of our or IPG’s key employees, the loss of clients, service providers, vendors or other business counterparties, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities and unforeseen expenses, delays, or regulatory conditions associated with and following completion of the Merger; or higher‑than‑expected integration costs and an overall post‑completion integration process that takes longer than originally anticipated. Specifically, the following challenges, among others, must be addressed in integrating our and IPG’s operations in order to realize the anticipated benefits of the Merger:
•combining the companies’ operations and corporate functions and the resulting difficulties associated with managing a larger, more complex, diversified business;
•combining our and IPG’s businesses in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the Merger;
•avoiding delays in connection with the completion of the Merger or the integration process;
•integrating personnel from the two companies and minimizing the loss of key employees;
•identifying and eliminating redundant functions and assets;
•harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•maintaining existing agreements with clients, service providers, vendors and other business counterparties and avoiding delays in entering into new agreements with prospective clients, service providers, vendors and other business counterparties;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies; and
•consolidating the companies’ operating, administrative and information technology infrastructure and financial systems.
In addition, at times the attention of certain members of either company’s or both companies’ management and resources may be focused on completion of the Merger and the integration of the businesses of the two companies and may reduce their availability for day‑to‑day business operations or other opportunities that may be beneficial, which may disrupt each company’s ongoing operations and the operations of the combined company.

The Merger may result in a loss of our and IPG’s clients, service providers, vendors, joint venture participants and other business counterparties, and may result in the termination of existing contracts.
Following the Merger, some of our and IPG’s clients, service providers, vendors, joint venture participants and other business counterparties may terminate or scale back their current or prospective business relationships with the combined company. In addition, we and IPG have contracts with clients, service providers, vendors, joint venture participants and other business counterparties that may require us or IPG to obtain consents from these other parties in connection with the Merger, which may not be obtained on favorable terms or at all. If relationships with clients, service providers, vendors, joint venture participants and other business counterparties are adversely affected by the Merger, or if the combined company, following the Merger, loses the benefits of the contracts of Omnicom or IPG, the business, results of operations, financial condition and cash flows of the combined company could be adversely affected.
The combined company may fail to realize all of the anticipated benefits of the Merger.
The success of the Merger will depend, in part, on our ability to realize the cost savings, operating synergies and other benefits from combining our and IPG’s businesses. The anticipated cost savings, operating synergies and other benefits of the Merger may not be realized fully or at all, may take longer to realize than expected, or may result in other adverse effects that we do not currently foresee, in which case, among other things, the Merger may not be accretive to adjusted earnings per share for both us and IPG and may not generate significant cash to return to stockholders via share repurchases or other means. Some of the assumptions that we and IPG have made, such as the achievement of the anticipated benefits related to combining complementary assets to create a portfolio of services and produces that expand client opportunities, and advances in both companies’ ability to innovate and develop new products and services, may not be realized. The integration process may, for each of us and IPG, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. In addition, there could be potential unknown liabilities and unforeseen expenses associated with the Merger that could adversely impact the combined company.
The future results of the combined company following the Merger will suffer if the combined company does not effectively manage its expanded operations.
Following the Merger, the size and complexity of the combined company will increase significantly compared to the separate businesses of each of Omnicom and IPG. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management of a larger number of operations and geographies and associated increased costs and complexity. The combined company may also face increased scrutiny from, and/or additional regulatory requirements of, governmental authorities as a result of the significant increase in the size and complexity of the business. There can be no assurances that the combined company will be successful or that it will realize the expected operating synergies, cost savings or other benefits currently anticipated from the Merger.
Legal and Regulatory Risks
Laws and regulations and actions of consumer advocates may limit the scope and content of our services, affect our ability to meet our clients’ needs, result in third-party claims, litigation, regulatory proceedings or government investigations, or otherwise have a material adverse effect on our business, results of operations and financial condition.
Government agencies and consumer groups directly or indirectly affect or attempt to affect the scope, content and manner of presentation of marketing and communications services, through regulation or other governmental action, which could affect our ability to meet our clients’ needs. Such regulation may seek, among other things, to limit the tax deductibility of advertising expenditures by certain industries or for certain products and services. In addition, there has been a tendency on the part of businesses to resort to the judicial system to challenge advertising practices and claims, which could cause our clients affected by such actions to reduce their spending on our services, and from time to time we may be subject to claims, lawsuits, regulatory proceedings or government investigations into whether our business practices comport with applicable law. Regardless of the merit of such claims, lawsuits, proceedings or investigations, defending against them could cost us a significant amount of time and money and result in negative publicity. Any regulatory or judicial action that affects our ability to meet our clients’ needs or reduces client spending on our services could have a material adverse effect on our business, results of operations and financial condition.
Compliance with ever evolving federal, state, and foreign laws relating to the handling of information about individuals involves significant expenditure and resources, and any failure by us or our vendors to comply could materially adversely affect our business, results of operations and financial condition.
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
Any failure or perceived failure by us, or third parties on which we depend, to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts and future compliance costs, which could materially and adversely affect our business, results of operations and financial condition. We also cannot guarantee that any such costs or losses will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. Any of the foregoing could also affect our business and reduce demand for certain of our services, which could have a material adverse effect on our business, results of operations and financial condition.
Expectations relating to environmental, social and governance considerations expose us to potential liabilities, reputational harm and other unforeseen adverse effects on our business.
Many governments, regulators, investors, employees, customers and other stakeholders are focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our environmental, social and governance goals and initiatives through information provided on our website, press statements and other communications, including through our Corporate Responsibility Report. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties and requires ongoing investments. The success of our goals and initiatives may be impacted by factors that are outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus and views of stakeholders may change and evolve over time and vary depending on the jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and views could materially adversely affect our business, reputation, results of operations, financial condition and stock price.
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
Our cybersecurity risk management program is integrated into our overall enterprise risk management program; and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
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

While we have experienced cybersecurity incidents that resulted in the disruption of our information technology systems and required us to engage third parties to remediate the issues, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our business, results of operations and financial condition. See Item 1A, “Risk Factors - We rely extensively on information technology systems, and cybersecurity incidents could adversely affect us.”
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
Our management team, including our CIO, CISO and CIRO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity advisors. Our Information Technology (IT) management team collectively holds over 50 years of strategic IT and global transformational experience, including having held IT advisory roles with top-tier organizations. Each member of the team has experience operating in complex, international business environments. The IT management team has demonstrated achievement in Information Security strategy development, risk management and implementation of security and risk management programs that drive awareness, decrease exposure and strengthen organizational IT controls.
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
Item 3. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not expect that such proceedings will have a material adverse effect on our results of operations or financial condition.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed and trades on the NYSE under the symbol OMC. As of January 30, 2025, there were 1,717 shareholders of record.
Common stock repurchase activity during the three months ended December 31, 2024 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2024	80,022	$103.46	—	—
November 1 - November 30, 2024	4,983	103.07	—	—
December 1 - December 31, 2024	—		—	—
	85,005	$103.44	—	—
During the three months ended December 31, 2024, we withheld 85,005 shares of common stock from employees to satisfy estimated statutory income tax obligations related to the vesting of restricted stock awards and exercises of stock options. The value of the stock withheld was based on the closing price of our common stock on the applicable vesting date.
There were no unregistered sales of equity securities during the three months ended December 31, 2024.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in tables in millions, except per share amounts.)
EXECUTIVE SUMMARY
Risks and Uncertainties
Global economic disruptions, including geopolitical events, international hostilities, acts of terrorism, public health crises, inflation or stagflation, tariffs and other trade barriers, central bank interest rate policies in countries that comprise our major markets and labor and supply chain challenges could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and discipline. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
Agreement to Acquire IPG
On December 8, 2024, we entered into the Merger Agreement with IPG. Upon closing, each share of IPG common stock will be exchanged for 0.344 shares of Omnicom common stock. The closing of the Merger is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals and approval by Omnicom stockholders and IPG stockholders. If completed, the Merger is expected to have a material impact on our business, results of operations and financial condition. For additional information, see Item 1, “Business - Agreement to Acquire IPG.”
Our Business
We are a strategic holding company providing data-inspired, creative marketing and sales solutions to many of the largest global companies. Our portfolio of companies includes our global networks, BBDO, DDB, TBWA, Omnicom Media Group, the DAS Group of Companies, and the Communications Consultancy Network. All of our global networks integrate their service offerings with the Omnicom branded practice areas, including Omnicom Health Group, Omnicom Precision Marketing Group, Omnicom Commerce Group, Omnicom Advertising Collective, Omnicom Public Relations Group, Omnicom Brand Consulting Group, Flywheel Digital and Omnicom Production, a practice area that brings together Omnicom’s global production capabilities, as well as our Experiential businesses and Execution & Support businesses, which includes Omnicom Specialty Marketing Group. In August 2024, we announced the formation of Omnicom Advertising Group, or OAG, a new global organization that aligns the world-class creative networks BBDO, DDB and TBWA, as well as leading agencies within the Omnicom Advertising Collective. OAG began operations in January 2025. In January 2024, we acquired Flywheel Digital, the digital commerce business of Ascential plc, for a net cash purchase price of approximately $845 million.
On a global, pan-regional, and local basis, our networks, practice areas and agencies provide a comprehensive range of services in the following fundamental disciplines: Media & Advertising, Precision Marketing, Public Relations, Healthcare, Branding & Retail Commerce, Experiential, and Execution & Support. Media & Advertising includes creative services across digital and traditional media, strategic media planning and buying, performance media, data analytics services, and Omnicom Production. Precision Marketing includes digital and direct marketing, digital transformation consulting, e-commerce operations, media execution, market intelligence and data and analytics. Public Relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. Branding & Retail Commerce services include brand and product consulting, strategy and research and retail marketing. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising, point-of-sale and product placement, as well as other specialized marketing and custom communications services. We operate in all major markets and have a large client base. Our geographic markets include the Americas, which includes North America and Latin America, Europe, EMEA, and Asia-Pacific.
Our business model was built and continues to evolve around our clients. While our networks, practice areas and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. Our fundamental business principle is that our clients’ specific requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. We use our client-centric approach to grow our business by expanding our service offerings to existing clients, moving into new markets and obtaining new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that could fill gaps in our service delivery to our existing clients.
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
We operate in all major markets and have a large client base. For the year ended December 31, 2024, our largest client represented 2.7% of revenue, and our 100 largest clients, which represent many of the world's major marketers, represented approximately 54% of revenue. Our clients operate in virtually every sector of the global economy, with no one industry representing more than 17% of our revenue in 2024. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
Global economic conditions have a direct impact on our business and financial performance. Adverse global economic conditions pose a risk that our clients may reduce, postpone or cancel spending on marketing and communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter. Certain global events targeted by major marketers for advertising expenditures, such as the FIFA World Cup and the Olympics, and certain national events, such as the U.S. election process, may affect our revenue year-over-year in certain businesses. Typically, these events do not have a significant impact on our revenue in any period.
Given our size and breadth, we manage our business by monitoring several financial indicators. The key performance indicators that we focus on are revenue growth and variability of operating expenses. We analyze revenue growth by reviewing the components and mix of the growth, including growth by principal regional market, practice area and marketing discipline, the impact from foreign currency exchange rate changes, growth from acquisitions, net of dispositions, and growth from our largest clients. Operating expenses primarily consist of cost of services, selling, general and administrative expenses, or SG&A, and depreciation and amortization, and are analyzed for each network by the chief operating decision maker, who allocates resources accordingly.
Financial Performance
Worldwide revenue in 2024 increased $996.9 million, or 6.8%, to $15.7 billion compared to $14.7 billion in 2023. Worldwide organic growth (defined below) increased revenue $768.7 million, or 5.2%, reflecting increased client spending in our Media & Advertising, Precision Marketing, Experiential and Public Relations disciplines and in all of our major geographic markets compared to the prior year. Our Public Relations discipline was helped by spending on the U.S. elections, and the Experiential discipline benefited from spending on the Summer Olympics. Changes in foreign exchange rates reduced revenue $65.5 million, or 0.4%, and acquisition revenue, net of disposition revenue, increased revenue $293.7 million, or 2.0% (see Note 5 and 14 to the consolidated financial statements).
In North America, organic revenue growth in 2024 compared to the prior year was primarily driven by strong performance in the United States, especially in the Media & Advertising discipline, led by our media business, and our Precision Marketing, Experiential, and Public Relations disciplines. Our Public Relations discipline was helped by spending on the U.S. elections, and the Experiential discipline benefited from spending on the Summer Olympics. The organic growth was partially offset by underperformance in our Branding & Retail Commerce, Execution & Support and Healthcare disciplines. Acquisitions, net of dispositions, positively impacted revenue and were primarily related to the purchase of Flywheel Digital in January 2024 and acquisitions in the second half of 2023 in our Public Relations discipline, partially offset by dispositions in the Execution & Support discipline in the first half of 2023.
In Europe, organic revenue growth in 2024 compared to the prior year was driven by strong performance in our Media & Advertising discipline, led by our media business, and in our Experiential and Execution & Support disciplines, partially offset by underperformance in our Precision Marketing, Branding & Retail Commerce and Public Relations disciplines. Foreign currency exchange rate changes increased revenue year-over-year, primarily as a result of the strengthening of the British Pound, partially offset by the weakening of several currencies against the U.S. Dollar year-over-year. Acquisitions, net of dispositions for 2024, positively impacted revenue and were primarily related to the purchase of Flywheel Digital in January 2024 and acquisition activity in our Media & Advertising discipline in the second half of 2023, partially offset by dispositions in the Execution & Support discipline in the first half of 2023.
In Latin America, organic revenue growth in 2024 compared to the prior year, increased in all disciplines, led by Media & Advertising, and in all countries in the region. The weakening of most currencies against the U.S. Dollar decreased revenue in 2024, compared to 2023. Acquisitions positively impacted revenue and were primarily related to acquisition activity in our Media & Advertising discipline in the prior year and the purchase of Flywheel Digital in January 2024.
In Asia-Pacific, during 2024, organic revenue increased compared to 2023. Organic growth in our Media & Advertising discipline was partially offset by underperformance in our Precision Marketing and Public Relations disciplines. Substantially all markets in the region, especially China, India, Australia, the Philippines and Thailand, had positive organic revenue growth as compared to the prior year. Foreign currency changes decreased revenue for the year, primarily as a result of the weakening of the Japanese Yen and Chinese Reminbi against the U.S. Dollar. Acquisition activity, including the purchase of Flywheel Digital in January 2024, increased revenue compared to the prior year.
The year-over-year changes in worldwide revenue in 2024, compared to 2023, in our fundamental disciplines were: Media & Advertising increased $575.0 million, Precision Marketing increased $347.4 million, Public Relations increased $100.3 million, Healthcare decreased $8.0 million, Branding & Retail Commerce decreased $60.8 million, Experiential increased $80.1 million and Execution & Support decreased $37.1 million.
The increases in worldwide revenue across our principal regional markets were: North America $699.2 million, Europe $172.1 million, Asia-Pacific $69.1 million and Latin America $46.9 million.
A summary of our consolidated results of operations year-over-year:

	2024	2023	$ Change	% Change
Revenue	$15,689.1	$14,692.2	$996.9	6.8%
Operating Income[2,3]	$2,274.6	$2,104.7	$169.9	8.1%
Operating Margin[2,3]	14.5%	14.3%		0.2%
Net Income - Omnicom Group Inc.[2,3]	$1,480.6	$1,391.4	$89.2	6.4%
Net Income per Share - Omnicom Group Inc.: Diluted[2,3]	$7.46	$6.91	$0.55	8.0%
EBITA[1,2,3]	$2,362.1	$2,166.5	$195.6	9.0%
EBITA Margin[1,2,3]	15.1%	14.7%		0.4%
1) Reconciliation of Non-GAAP Financial Measures on page 30.
2) In 2024, operating expenses included $57.8 million ($42.9 million after-tax) of repositioning costs, primarily related to severance, recorded in the second quarter of 2024 (see Note 13 to the consolidated financial statements). Included in selling, general and administrative expenses in the fourth quarter of 2024 are acquisition transaction costs of $14.6 million ($13.1 million after-tax), related to the proposed merger with IPG (see Note 1 to the consolidated financial statements). The net impact of these items reduced operating income for 2024 by $72.4 million ($56.0 million after-tax) and reduced diluted net income per share - Omnicom Group Inc. by $0.28.
In 2023, operating expenses included real estate operating lease impairment charges, severance and other exit costs of $191.5 million ($145.5 million after-tax) related to repositioning actions we took in the first and second quarters of 2023 to reduce our real estate requirements, rebalance our workforce, and consolidate operations in certain markets. In addition, in the second quarter of 2023, we recorded a gain of $78.8 million ($55.9 million after-tax) on the disposition of certain of our research businesses in the Execution & Support discipline. Included in the fourth quarter of 2023 within selling, general and administrative expenses are acquisition transaction costs of $14.5 million ($13.0 million after-tax), primarily related to the purchase of Flywheel Digital in January 2024 (see Note 5 to the consolidated financial statements). The net impact of these items reduced operating income for 2023 by $127.2 million ($102.6 million after-tax) and reduced diluted net income per share - Omnicom Group Inc. by $0.50 (see Notes 13 and 14 to the consolidated financial statements).
3) Beginning in 2024, EBITA is defined as earnings before interest, income taxes and amortization of acquired intangible assets and internally developed strategic platform assets. As a result, we reclassified the prior year to be consistent with the revised definition, which reduced EBITA from previously reported amounts. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods, the after-tax impact on diluted net income per share- Omnicom Group Inc. for 2024 and 2023 was $0.32 and $0.23, respectively.

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
We evaluate goodwill for impairment at least annually at May 1 and whenever events or circumstances indicate the carrying value may not be recoverable. Under FASB ASC Topic 350, Intangibles - Goodwill and Other, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value (Step 0) or proceeding directly to the quantitative goodwill impairment test. While there were no trigger events that required us to perform a quantitative test, we performed the annual quantitative impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. We identified our regional reporting units as components of our operating segments, which are our six global agency networks. The regional reporting units and practice areas monitor performance and are responsible for the agencies in their region. The regional reporting units report to the segment managers and facilitate the administrative and logistical requirements of our key client matrix organization structure for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and in FASB ASC Topic 350. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, and the employees share similar skill sets. The main economic components of each agency are employee compensation and related costs, and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired business into our virtual client network strategy.
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

The long-term growth rate and WACC assumptions used in our evaluations:

	May 1, 2024	May 1, 2023
Long-Term Growth Rate	3.5%	3.5%
WACC	10.8% - 11.8%	11.0% - 11.4%
Long-term growth rate represents our estimate of the long-term growth rate for our industry and the geographic markets we operate in. For the past ten years, the average historical revenue growth rate of our reporting units and the Average Nominal GDP, or NGDP, growth of the countries comprising the major markets that account for substantially all of our revenue, was approximately 3.6% and 4.7%, respectively. We considered this history when determining the long-term growth rates used in our annual impairment test at May 1, 2024. Included in the 10-year history is the full year 2020, which included the negative impact of the COVID-19 pandemic on the global economy and our revenue. We believe marketing expenditures over the long term have a high correlation to NGDP, notwithstanding the volatility of inflationary environments. Based on our past performance, we also believe that our growth rate can exceed NGDP growth in the short-term in the markets we operate in, which are similar across our reporting units. Accordingly, for our annual test as of May 1, 2024, we used an estimated long-term growth rate of 3.5%.
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
We will continue to perform our impairment test each year at May 1, unless events or circumstances trigger the need for an interim impairment test. There were no events through December 31, 2024 that would change our impairment assessment. The estimates used in our goodwill impairment test do not constitute forecasts or projections of future results of operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units as of the valuation date. We believe that our estimates and assumptions are reasonable, but they are subject to change from year-over-year. Actual results of operations and other factors will likely differ from the estimates used in our discounted cash flow valuation, and it is possible that differences could be significant. A change in the estimates we use could result in a decline in the estimated fair value of one or more of our reporting units from the amounts derived as of our latest valuation and could cause us to fail our goodwill impairment test if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in a non-cash impairment charge and may have an adverse effect on our results of operations and financial position. Additional information about acquisitions and goodwill appears in Notes 2, 5 and 6 to the consolidated financial statements.

Revenue Recognition
Revenue is recognized when a customer obtains control and receives the benefit of the promised goods or services (the performance obligation) in an amount that reflects the consideration we expect to receive in exchange for those goods or services (the transaction price). We measure revenue by estimating the transaction price based on the consideration specified in the client arrangement. Revenue is recognized as the performance obligations are satisfied. Our revenue is primarily derived from the planning and execution of advertising, marketing, and communications services in the following fundamental disciplines: Media & Advertising, Precision Marketing, Public Relations, Healthcare, Branding & Retail Commerce, Experiential, and Execution & Support. Our client contracts are primarily fees for service on a rate per hour or per project basis. Revenue is recorded net of sales, use and value added taxes.
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
Principal vs. Agent. In substantially all our businesses, we incur third-party costs on behalf of clients, including direct costs and incidental, or out-of-pocket costs. Third-party direct costs incurred in connection with the creation and delivery of advertising, marketing, and communications services include, among others: purchased media, studio production services, specialized talent, including artists and other freelance labor, event marketing supplies, materials and services, promotional items, market research and third-party data and other related expenditures. Out-of-pocket costs include, among others: transportation, hotel, meals, shipping and telecommunication charges incurred by us in the course of providing our services. Billings related to out-of-pocket costs are included in revenue since we control the goods or services prior to delivery to the client.

However, the inclusion of billings related to third-party direct costs in revenue depends on whether we act as a principal or as an agent in the client arrangement. In most of our businesses, including advertising, which also includes studio production efforts and media planning and buying services, precision marketing, public relations, healthcare, and branding and retail commerce, we act as an agent and arrange, at the client’s direction, for third parties to perform certain services. In these cases, we do not control the goods or services prior to the transfer to the client. As a result, revenue is recorded net of these costs, equal to the amount retained for our fee or commission.
In certain businesses, we may act as principal when contracting for third-party services on behalf of our clients. In our experiential business and most of our execution and support businesses, including field marketing and certain specialty marketing businesses, we act as principal because we control the specified goods or services before they are transferred to the client and we are responsible for providing the specified goods or services, or we are responsible for directing and integrating third-party vendors to fulfill our performance obligation at the agreed upon contractual price. In such arrangements, we also take pricing risk under the terms of the client contract. In certain media buying businesses, we act as principal when we control the buying process for the purchase of the media and contract directly with the media vendor. In these arrangements, we assume the pricing risk under the terms of the client contract. When we act as principal, we include billable amounts related to third-party costs in the transaction price and record revenue over time at the gross amount billed, including out-of-pocket costs, consistent with the manner that we recognize revenue for the underlying services contract. However, in media buying contracts where we act as principal, we recognize revenue at a point in time, typically when the media is run, including when it is not subject to cancellation by the client or media vendor.
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
NEW ACCOUNTING STANDARDS
See Notes 1 and 24 to the consolidated financial statements for information on the adoption of new accounting standards and accounting standards not yet adopted.

CONSOLIDATED RESULTS OF OPERATIONS
The year-over-year change in results of operations:

	Year Ended December 31,			2024 vs. 2023	2023 vs. 2022
	2024	2023	2022	$ Change	$ Change
Revenue	$15,689.1	$14,692.2	$14,289.1	$996.9	$403.1
Operating Expenses:
Salary and service costs	11,432.5	10,701.2	10,325.9	731.3	375.3
Occupancy and other costs	1,274.4	1,168.8	1,168.6	105.6	0.2
Real estate and other repositioning costs[2]	57.8	191.5	—	(133.7)	191.5
Charges arising from the effects of the war in Ukraine[3]	—	—	113.4	—	(113.4)
Gain on disposition of subsidiary[2]	—	(78.8)	—	78.8	(78.8)
Cost of services	12,764.7	11,982.7	11,607.9	782.0	374.8
Selling, general and administrative expenses[2]	408.1	393.7	378.5	14.4	15.2
Depreciation and amortization	241.7	211.1	219.4	30.6	(8.3)
Total operating expenses	13,414.5	12,587.5	12,205.8	827.0	381.7
Operating Income	2,274.6	2,104.7	2,083.3	169.9	21.4
Interest Expense	247.9	218.5	208.6	29.4	9.9
Interest Income	100.9	106.7	70.7	(5.8)	36.0
Income Before Income Taxes and Income From Equity Method Investments	2,127.6	1,992.9	1,945.4	134.7	47.5
Income Tax Expense	560.5	524.9	546.8	35.6	(21.9)
Income From Equity Method Investments	6.9	5.2	5.2	1.7	—
Net Income	1,574.0	1,473.2	1,403.8	100.8	69.4
Net Income Attributed To Noncontrolling Interests	93.4	81.8	87.3	11.6	(5.5)
Net Income - Omnicom Group Inc.[2,3]	$1,480.6	$1,391.4	$1,316.5	$89.2	$74.9
Net Income Per Share - Omnicom Group Inc.:
Basic	$7.54	$6.98	$6.40	$0.56	$0.58
Diluted[2,3]	$7.46	$6.91	$6.36	$0.55	$0.55

Revenue	$15,689.1	$14,692.2	$14,289.1	$996.9	$403.1
Operating Margin %	14.5%	14.3%	14.6%	0.2%	(0.3)%
EBITA[1,4]	$2,362.1	$2,166.5	$2,142.1	$195.6	$24.4
EBITA Margin %	15.1%	14.7%	15.0%	0.4%	(0.3)%
1) Reconciliation of Non-GAAP Financial Measures on page 30.
2) In 2024, operating expenses included $57.8 million ($42.9 million after-tax) of repositioning costs, primarily related to severance, recorded in the second quarter of 2024 (see Note 13 to the consolidated financial statements). Included in selling, general and administrative expenses in the fourth quarter of 2024 are acquisition transaction costs of $14.6 million ($13.1 million after-tax), related to the proposed merger with IPG (see Note 1 to the consolidated financial statements). The net impact of these items reduced operating income for 2024 by $72.4 million ($56.0 million after-tax) and reduced diluted net income per share - Omnicom Group Inc. by $0.28.
In 2023, operating expenses included real estate operating lease impairment charges, severance and other exit costs of $191.5 million ($145.5 million after-tax) related to repositioning actions we took in the first and second quarters of 2023 to reduce our real estate requirements, rebalance our workforce, and consolidate operations in certain markets. In addition, in the second quarter of 2023, we recorded a gain of $78.8 million ($55.9 million after-tax) on the disposition of certain of our research businesses in the Execution & Support discipline. Included in the fourth quarter of 2023 within selling, general and administrative expenses are acquisition transaction costs of $14.5 million ($13.0 million after-tax), primarily related to the purchase of Flywheel Digital in January 2024 (see Note 5 to the consolidated financial statements). The net impact of these items reduced operating income for 2023 by $127.2 million ($102.6 million after-tax) and reduced diluted net income per share - Omnicom Group Inc. by $0.50 (see Notes 13 and 14 to the consolidated financial statements).
3) For the year ended December 31, 2022, operating expenses included $113.4 million of charges recorded in the first quarter of 2022, as well as an additional net income tax charge of $4.8 million, related to the disposition of our businesses in Russia, which reduced net income - Omnicom Group Inc. by $118.2 million and diluted net income per share - Omnicom Group Inc. by $0.57 (see Note 15 to the consolidated financial statements).
4) Beginning in 2024, EBITA is defined as earnings before interest, income taxes and amortization of acquired intangible assets and internally developed strategic platform assets. As a result, we reclassified the prior year to be consistent with the revised definition, which reduced EBITA from previously reported amounts. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods. The after-tax impact on diluted net income per share- Omnicom Group Inc. for 2024, 2023 and 2022 was $0.32, $0.23 and $0.21, respectively.
Revenue
The components of year-over-year revenue change in the United States (“Domestic”) and the remainder of the world (“International”):

	Total		Domestic		International
	$	%	$	%	$	%
Year Ended December 31, 2023	$14,692.2		$7,471.6		$7,220.6
Components of revenue change:
Foreign exchange rate impact	(65.5)	(0.4)%	—	—%	(65.5)	(0.9)%
Acquisition revenue, net of disposition revenue	293.7	2.0%	205.3	2.7%	88.4	1.2%
Organic growth	768.7	5.2%	509.6	6.8%	259.1	3.6%
Year Ended December 31, 2024	$15,689.1	6.8%	$8,186.5	9.6%	$7,502.6	3.9%

	Total		Domestic		International
	$	%	$	%	$	%
Year Ended December 31, 2022	$14,289.1		$7,367.3		$6,921.8
Components of revenue change:
Foreign exchange rate impact	(28.3)	(0.2)%	—	—%	(28.3)	(0.4)%
Acquisition revenue, net of disposition revenue	(153.1)	(1.1)%	(87.2)	(1.2)%	(65.9)	(1.0)%
Organic growth	584.5	4.1%	191.5	2.6%	393.0	5.7%
Year Ended December 31, 2023	$14,692.2	2.8%	$7,471.6	1.4%	$7,220.6	4.3%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $15,754.6 million and $14,720.5 million for the Total column for December 31, 2024 and December 31, 2023, respectively). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($15,689.1 million less $15,754.6 million and $14,692.2 million less $14,720.5 million for the Total column for December 31, 2024 and December 31, 2023, respectively).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($14,692.2 million and $14,289.1 million for the Total column for December 31, 2024, and December 31, 2023, respectively).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial condition. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at January 30, 2025, remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue between 2.0% to 2.5% for the first quarter of 2025 and by 2.0% for the full year. Based on our acquisition and disposition activity to date, excluding the proposed merger with IPG, we expect that the net impact will be flat for the first quarter and for the full year of 2025.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented approximately 2.7% and 3.0% of revenue for 2024 and 2023, respectively. Our ten largest and 100 largest clients represented approximately 19.1% and 54.4% of revenue for 2024, respectively, and 20.2% and 54.5% of revenue for 2023, respectively.

Revenue by Discipline
To monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: Media & Advertising, Precision Marketing, Public Relations, Healthcare, Branding & Retail Commerce, Experiential and Execution & Support,
The year-over-year change in revenue and organic growth by discipline:

	Year Ended December 31,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Media & Advertising	$8,466.2	54.0%	$7,891.2	53.7%	$575.0	7.8%
Precision Marketing	1,820.9	11.6%	1,473.5	10.0%	347.4	3.8%
Public Relations	1,679.2	10.7%	1,578.9	10.7%	100.3	3.7%
Healthcare	1,354.7	8.5%	1,362.7	9.4%	(8.0)	(0.4)%
Branding & Retail Commerce	792.9	5.1%	853.7	5.8%	(60.8)	(6.2)%
Experiential	731.5	4.7%	651.4	4.4%	80.1	15.4%
Execution & Support	843.7	5.4%	880.8	6.0%	(37.1)	(0.5)%
Revenue	$15,689.1		$14,692.2		$996.9	5.2%

	Year Ended December 31,
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Media & Advertising	$7,891.2	53.7%	$7,433.9	52.0%	$457.3	6.5%
Precision Marketing	1,473.5	10.0%	1,426.6	10.0%	46.9	3.1%
Public Relations	1,578.9	10.7%	1,552.7	10.9%	26.2	(0.8)%
Healthcare	1,362.7	9.4%	1,322.3	9.3%	40.4	3.8%
Branding & Retail Commerce	853.7	5.8%	848.1	5.9%	5.6	1.2%
Experiential	651.4	4.4%	635.6	4.4%	15.8	3.0%
Execution & Support	880.8	6.0%	1,069.9	7.5%	(189.1)	(1.0)%
Revenue	$14,692.2		$14,289.1		$403.1	4.1%
Effective January 1, 2023, we realigned the classification of certain services primarily within our Commerce & Branding, Execution & Support, and Experiential disciplines, and prior year amounts have been reclassified.
2024 v. 2023
The year-over-year changes in worldwide revenue in 2024, compared to 2023, in our fundamental disciplines were: Media & Advertising increased $575.0 million, Precision Marketing increased $347.4 million, Public Relations increased $100.3 million, Healthcare decreased $8.0 million, Branding & Retail Commerce decreased $60.8 million, Experiential increased $80.1 million, and Execution & Support decreased $37.1 million. Worldwide organic revenue growth increased revenue $768.7 million, or 5.2%, primarily reflecting increased client spending in Media & Advertising, led by Media, as well as Precision Marketing, Public Relations and Experiential disciplines compared to the prior year. Our Public Relations discipline was helped by spending on the U.S. elections, and the Experiential discipline benefited from spending on the Summer Olympics. Organic growth was partially offset by underperformance in our Branding & Retail Commerce discipline. Changes in foreign exchange rates reduced revenue slightly. The decrease in revenue from foreign exchange translation was primarily related to the weakening of some currencies, including the Japanese Yen and Brazilian Real against the U.S. Dollar, partially offset by the strengthening of the British Pound, Colombian Peso and Euro against the U.S. Dollar. Acquisition revenue, net of dispositions, increased revenue $293.7 million, or 2.0% (see Notes 5 and 14 to the consolidated financial statements).
2023 v. 2022
The year-over-year changes in worldwide revenue in 2023, compared to 2022, in our fundamental disciplines were: Media & Advertising increased $457.3 million, Precision Marketing increased $46.9 million, Public Relations increased $26.2 million, Healthcare increased $40.4 million, Branding & Retail Commerce increased $5.6 million, Experiential increased $15.8 million, and Execution & Support decreased $189.1 million. Organic revenue increased across substantially all disciplines, except for Public Relations, which faced a difficult comparison to the prior year, and Execution & Support. The impact of foreign exchange translation slightly reduced our revenue. The decrease in revenue from foreign exchange translation was primarily related to the weakening of several currencies against the U.S. Dollar, including the Australian Dollar, Canadian Dollar, Japanese Yen, and

Chinese Renminbi, partially offset by the Euro and British Pound, which strengthened against the U.S. Dollar compared to the prior year. The negative impact on revenue from acquisitions, net of dispositions, year-over-year was primarily due to dispositions in the Execution & Support discipline in the first and second quarters of 2023, including the sale of our research businesses, as well as the disposition of our businesses in Russia in the first quarter of 2022, partially offset by acquisitions in our Media & Advertising and Public Relations disciplines in 2023.
Revenue by Geography
The year-over-year change in revenue and organic growth in our geographic markets:

	Year Ended December 31,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Americas:
North America	$8,650.2	55.2%	$7,951.0	54.2%	$699.2	6.3%
Latin America	433.7	2.8%	386.8	2.6%	46.9	17.2%
EMEA:
Europe	4,439.0	28.2%	4,266.9	29.0%	172.1	2.7%
Middle East and Africa	319.2	2.0%	309.6	2.1%	9.6	5.2%
Asia-Pacific	1,847.0	11.8%	1,777.9	12.1%	69.1	3.8%
Revenue	$15,689.1		$14,692.2		$996.9	5.2%

	Year Ended December 31,
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Americas:
North America	$7,951.0	54.2%	$7,856.0	55.0%	$95.0	2.6%
Latin America	386.8	2.6%	329.0	2.3%	57.8	13.0%
EMEA:
Europe	4,266.9	29.0%	4,010.5	28.1%	256.4	6.2%
Middle East and Africa	309.6	2.1%	346.7	2.4%	(37.1)	(5.8)%
Asia-Pacific	1,777.9	12.1%	1,746.9	12.2%	31.0	6.0%
Revenue	$14,692.2		$14,289.1		$403.1	4.1%
The year-over-year increase in worldwide revenue across our geographic markets for 2024 were: North America $699.2 million, or 8.8%, Latin America $46.9 million, or 12.1%, Europe $172.1 million, or 4.0%, the Middle East and Africa $9.6 million, or 3.1%, and Asia-Pacific $69.1 million, or 3.9%.
The year-over-year change in worldwide revenue across our geographic markets for 2023 was: North America increased $95.0 million, or 1.2%, Latin America increased $57.8 million, or 17.6%, Europe increased $256.4 million, or 6.4%, the Middle East and Africa decreased $37.1 million, or 10.7%, and Asia-Pacific increased $31.0 million, or 1.8%.
North America
2024 vs. 2023
In North America, organic revenue growth in 2024 compared to the prior year was primarily driven by strong performance in the United States, especially in the Media & Advertising discipline, led by our media business, and our Precision Marketing, Experiential, and Public Relations disciplines. Our Public Relations discipline was helped by spending on the U.S. elections, and the Experiential discipline benefited from spending on the Summer Olympics. The organic growth was partially offset by underperformance in our Branding & Retail Commerce, Execution & Support and Healthcare disciplines. Acquisitions, net of dispositions, positively impacted revenue and were primarily related to the purchase of Flywheel Digital in January 2024 and acquisitions in the second half of 2023 in our Public Relations discipline, partially offset by dispositions in the Execution & Support discipline in the first half of 2023.

2023 vs. 2022
In 2023, North America’s organic revenue growth was driven primarily by the performance in the United States, especially in the Media & Advertising discipline, led by our media business, and our Precision Marketing, and Healthcare disciplines, partially offset by negative performance in our Experiential and Branding & Retail Commerce disciplines, which faced difficult comparisons to the prior year, and our Execution & Support discipline. Acquisitions, net of dispositions, negatively impacted revenue, primarily as a result of dispositions in the Execution & Support discipline in the first and second quarters of 2023, including the sale of our research businesses, partially offset by acquisitions during the year in the Media & Advertising, Precision Marketing, and Public Relations disciplines.
Latin America
2024 vs. 2023
In Latin America, organic revenue growth in 2024 compared to the prior year, increased in all disciplines, led by Media & Advertising, and in all countries in the region. The weakening of most currencies against the U.S. Dollar decreased revenue in 2024, compared to 2023. Acquisitions positively impacted revenue and were primarily related to acquisition activity in our Media & Advertising discipline in the prior year and the purchase of Flywheel Digital in January 2024.
2033 vs. 2022
In Latin America, organic revenue growth in 2023 increased in all our disciplines, led by our Media & Advertising discipline, and in substantially all countries in the region. The strengthening of most currencies, especially the Mexican Peso and Brazilian Real, partially offset by the weakening of the Argentine Peso against the U.S. Dollar, increased revenue in 2023 compared to 2022.
EMEA
Europe
2024 vs. 2023
In Europe, organic revenue growth in 2024 compared to the prior year was driven by strong performance in our Media & Advertising discipline, led by our media business, and in our Experiential and Execution & Support disciplines, partially offset by underperformance in our Precision Marketing, Branding & Retail Commerce and Public Relations disciplines. Foreign currency exchange rate changes increased revenue year-over-year, primarily as a result of the strengthening of the British Pound, partially offset by the weakening of several currencies against the U.S. Dollar year-over-year. Acquisitions, net of dispositions for 2024, positively impacted revenue and were primarily related to the purchase of Flywheel Digital in January 2024 and acquisition activity in our Media & Advertising discipline in the second half of 2023, partially offset by dispositions in the Execution & Support discipline in the first half of 2023. In 2024, total revenue in the U.K. increased 7.1% to $1,700.5 million. Organic revenue growth year-over-year in the U.K. was 2.7%, with growth led by our media business in our Media & Advertising discipline and our Experiential and Execution & Support disciples, partially offset by negative performance in our Precision Marketing, Branding & Retail Commerce, and Public Relations disciplines. In Continental Europe, which includes the Euro Zone and the other European countries, organic growth year-over-year of 2.8% was across substantially all disciplines, led by Turkey, Spain, Germany and Netherlands, and was partially offset by weakness in France and Italy.
2023 vs. 2022
In Europe for 2023 compared to 2022, organic revenue increased across most countries in our major markets and in substantially all disciplines, especially our Media & Advertising discipline, led by our media business, and our Experiential discipline, partially offset by a decrease in our Public Relations discipline. Foreign currency changes increased revenue in 2023, primarily as a result of the strengthening of the Euro and British Pound against the U.S. Dollar year-over-year. Acquisition revenue, net of disposition revenue, reduced revenue compared to the prior year, primarily due to the disposition of our businesses in Russia in the first quarter of 2022 and the disposition of certain businesses, primarily our research businesses in the Execution & Support discipline in the second quarter of 2023. In 2023, total revenue in the U.K. increased 4.0% to $1,587.3 million. Organic revenue growth year-over-year in the U.K. was 4.7%, with growth across most disciplines, led by our media business in our Media & Advertising discipline, partially offset by negative performance in our Precision Marketing and Public Relations disciplines. In Continental Europe, which includes the Euro Zone and the other European countries, organic growth year-over-year of 7.2% was led by Italy, France, and Germany across substantially all disciplines.
Middle East and Africa 2024 vs. 2023 vs. 2022
In the Middle East and Africa for 2024, organic revenue increased compared to 2023, primarily as a result of our Media & Advertising and Experiential disciplines. For 2024, the strengthening of certain currencies in the region against the U.S. Dollar decreased revenue year-over-year. For 2023, organic revenue decreased compared to 2022, primarily as a result of our Experiential discipline, which faced difficult comparisons in the region, partially offset by our Media & Advertising discipline. In 2023 as compared to 2022, the weakening of certain currencies in the region against the U.S. Dollar also decreased revenue year-over-year.

Asia-Pacific
2024 vs. 2023
In Asia-Pacific, during 2024, organic revenue increased compared to 2023. Organic growth in our Media & Advertising discipline was partially offset by underperformance in our Precision Marketing and Public Relations disciplines. Substantially all markets in the region, especially China, India, Australia, the Philippines and Thailand, had positive organic revenue growth as compared to the prior year. Foreign currency changes decreased revenue for the year, primarily as a result of the weakening of the Japanese Yen and Chinese Reminbi against the U.S. Dollar. Acquisition activity, including the purchase of Flywheel Digital in January 2024, increased revenue compared to the prior year.
2023 vs 2022
Organic revenue for Asia-Pacific in 2023 increased compared to 2022 across most major markets in the region, especially China, India, Australia, and Japan, and was led by our media business in our Media & Advertising discipline and our Experiential discipline. The organic revenue growth was partially offset by the weakening of certain currencies in the region against the U.S. Dollar, especially the Australian Dollar, Japanese Yen and Chinese Renminbi.
Revenue by Industry
Revenue by industry sector:

	Year Ended December 31,
	2024	2023	2022
Pharmaceuticals and Healthcare	16%	16%	16%
Food and Beverage	15%	15%	15%
Auto	12%	12%	12%
Consumer Products	10%	8%	8%
Technology	8%	8%	8%
Financial Services	7%	8%	8%
Travel and Entertainment	7%	7%	6%
Retail	6%	6%	6%
Telecommunications	3%	4%	4%
Government	4%	4%	4%
Services	3%	2%	3%
Oil, Gas and Utilities	2%	2%	2%
Not-for-Profit	1%	1%	1%
Education	1%	1%	1%
Other	5%	6%	6%
Total	100%	100%	100%

Operating Expenses
The year-over-year change in operating expenses:

	Year Ended December 31,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$15,689.1		$14,692.2		$996.9	6.8%
Operating Expenses:
Salary and service costs:
Salary and related costs	7,441.4	47.4%	7,212.8	49.1%	228.6	3.2%
Third-party service costs	3,348.6	21.3%	2,917.9	19.9%	430.7	14.8%
Third-party incidental costs	642.5	4.1%	570.5	3.9%	72.0	12.6%
Total salary and service costs	11,432.5	72.9%	10,701.2	72.8%	731.3	6.8%
Occupancy and other costs	1,274.4	8.1%	1,168.8	8.0%	105.6	9.0%
Real estate and other repositioning costs	57.8	0.4%	191.5	1.3%	(133.7)
Gain on disposition of subsidiary	—	—%	(78.8)	(0.5)%	78.8
Cost of services	12,764.7		11,982.7		782.0	6.5%
Selling, general and administrative expenses	408.1	2.6%	393.7	2.7%	14.4	3.7%
Depreciation and amortization	241.7	1.5%	211.1	1.4%	30.6	14.5%
Total operating expenses	13,414.5	85.5%	12,587.5	85.7%	827.0	6.6%
Operating Income	$2,274.6	14.5%	$2,104.7	14.3%	$169.9	8.1%

	Year Ended December 31,
	2023		2022		2023 vs. 2022
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$14,692.2		$14,289.1		$403.1	2.8%
Operating Expenses:
Salary and service costs:
Salary and related costs	7,212.8	49.1%	7,197.9	50.4%	14.9	0.2%
Third-party service costs	2,917.9	19.9%	2,585.5	18.1%	332.4	12.9%
Third-party incidental costs	570.5	3.9%	542.5	3.8%	28.0	5.2%
Total salary and service costs	10,701.2	72.8%	10,325.9	72.3%	375.3	3.6%
Occupancy and other costs	1,168.8	8.0%	1,168.6	8.2%	0.2	—%
Real estate and other repositioning costs	191.5	1.3%	—	—%	191.5	—%
Charges arising from the effects of the war in Ukraine	—	—%	113.4	0.8%	(113.4)
Gain on disposition of subsidiary	(78.8)	(0.5)%	—	—%	(78.8)
Cost of services	11,982.7		11,607.9		374.8	3.2%
Selling, general and administrative expenses	393.7	2.7%	378.5	2.6%	15.2	4.0%
Depreciation and amortization	211.1	1.4%	219.4	1.5%	(8.3)	(3.8)%
Total operating expenses	12,587.5	85.7%	12,205.8	85.4%	381.7	3.1%
Operating Income	$2,104.7	14.3%	$2,083.3	14.6%	$21.4	1.0%
We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up the significant portion of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor, third-party service costs, and third-party incidental costs. Third-party service costs include vendor costs when we act as principal in providing services to our clients. Third-party incidental costs that are required to be included in revenue primarily consist of client-related travel and incidental out-of-pocket costs that are billed back to the client directly at our cost. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses. Adverse and beneficial fluctuations in foreign currencies from year-over-year impact our results of operations and financial condition when we translate our financial statements from local foreign currencies to the U.S. Dollar. However, substantially all of our foreign operations transact business in their local currency, mitigating the impact of changes in foreign currency exchange rates on our operating margin percentage. As a result, the changes in our operating expenses year-over-year from foreign currency translation were in line with the percentage impact from changes in foreign currencies on revenue for the year ended December 31, 2024.
2024 vs. 2023
Operating expenses in 2024 increased $827.0 million, or 6.6%, to $13,414.5 million from $12,587.5 million, compared to the prior year, primarily as a result of organic growth and the acquisition of Flywheel in the first quarter of 2024 (see Note 5 to the consolidated financial statements). Operating expenses for 2024 include the impact of repositioning costs, primarily related to severance, recorded in the second quarter of 2024 for $57.8 million in connection with our strategic initiatives to increase efficiencies in our international operations and the start of the consolidation of our production services (see Note 13 to the consolidated financial statements). Included in selling, general and administrative expenses in the fourth quarter of 2024 are acquisition transaction costs of $14.6 million ($13.1 million after-tax) related to the proposed merger with IPG (see Note 1 to the consolidated financial statements).
2023 vs. 2022
Operating expenses in 2023 increased $381.7 million, or 3.1%, to $12,587.5 million from $12,205.8 million. Operating expenses for 2023 reflect the net impact of the gain on disposition of certain research businesses in our Execution & Support discipline of $78.8 million, repositioning costs related to real estate and other exit charges and severance costs of $191.5 million (see Notes 13 and 14 to the consolidated financial statements) and acquisition transaction costs of $14.5 million, primarily related to the Flywheel Digital acquisition that closed in January 2024.
Operating Expenses - Salary and Service Costs
Salary and service costs, which tend to fluctuate with changes in revenue, are comprised of salary and related costs, third-party service costs, and third-party incidental costs.
2024 vs. 2023
Salary and service costs for 2024 increased $731.3 million, or 6.8%, to $11,432.5 million, compared to the prior year. Salary and related costs for 2024 increased $228.6 million, or 3.2%, to $7,441.4 million, primarily as a result of our acquisition of Flywheel Digital. These costs decreased as a percentage of revenue, primarily due to the reduction in headcount arising from our ongoing repositioning actions and changes in our global employee mix. Third-party service costs for 2024 increased $430.7 million, or 14.8%, to $3,348.6 million, primarily as a result of organic growth in our Media & Advertising and Experiential disciplines. Third-party incidental costs for 2024 increased $72.0 million, or 12.6%, to $642.5 million.
2023 vs. 2022
Salary and service costs in 2023 compared to the prior year period increased $375.3 million, or 3.6% to $10,701.2 million. Salary and related costs for 2023 increased $14.9 million, or 0.2%, to $7,212.8 million, primarily due to an increase in headcount. Headcount increased in 2023 as a result of organic growth and our acquisition activity; the increase was partially offset by the dispositions in our Execution & Support discipline in the first and second quarters of 2023. Third-party service costs for 2023 increased $332.4 million, or 12.9%, to $2,917.9 million due to changes in the mix of our businesses year-over-year, and were less impacted by the effects of our disposition activity during the year. Third-party incidental costs for 2023 increased $28.0 million, or 5.2%, to $570.5 million.
Operating Expenses - Occupancy and Other Costs
Occupancy and other costs are less directly linked to changes in revenue than salary and service costs.
2024 vs. 2023
Occupancy and other costs for 2024, increased by $105.6 million, or 9.0%, year-over-year to $1,274.4 million, primarily resulting from acquisition activity. Increased office and other related costs were partially offset by lower rent expense in the year.
2023 vs. 2022
Occupancy and other costs for 2023, increased slightly by $0.2 million year-over-year. Lower rent expense was partially offset by an increase in office and other related costs in the year. In connection with the transition to a flexible working environment, a hybrid model which allows for partial remote work, we took certain actions in the first quarter of 2023 to reduce and reposition our office lease portfolio and recorded a charge of $119.2 million, which included an $80.4 million non-cash impairment charge for operating lease right-of-use, or ROU, assets, $20.0 million for the write-off of the net book value of leasehold improvements at the affected locations, and $18.8 million of other lease obligations. Substantially all of the operating lease payments related to the ROU assets will be paid out through December 31, 2026 (see Note 13 to the consolidated financial statements).

Operating Expenses - Selling, General & Administrative Expenses
SG&A expenses primarily consist of third-party marketing costs, professional fees, and compensation and benefits and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.
2024 vs. 2023
SG&A expenses for 2024 increased $14.4 million compared to 2023, primarily due to professional fees related to our strategic initiatives. Included in selling, general and administrative expenses in the fourth quarter of 2024 are acquisition transaction costs of $14.6 million ($13.1 million after-tax) related to the proposed merger with IPG (see Note 1 to the consolidated financial statements).
2023 vs. 2022
SG&A expenses for 2023 increased $15.2 million compared to 2022, primarily as a result of higher professional fees in connection with our acquisition activity during the year, and acquisition transaction costs of $14.5 million ($13.0 million after-tax), primarily related to the Flywheel Digital acquisition that closed in January 2024.
Operating Income
2024 vs. 2023
Operating income for 2024 increased $169.9 million, or 8.1%, to $2,274.6 million, compared to 2023, and operating margin increased to 14.5% from 14.3%. EBITA increased $195.6 million to $2,362.1 million, and EBITA margin increased to 15.1% from 14.7%. The net effect of repositioning actions, primarily related to severance, recorded in the second quarter of 2024 and acquisition transaction costs recorded in the fourth quarter of 2024 (see Note 13 to the consolidated financial statements) reduced both operating income and EBITA by $72.4 million, and reduced both operating margin by 0.5% and EBITA margin by 0.4%. The net effect of the real estate and other repositioning costs, the gain on disposition of subsidiaries (see Notes 13 and 14 to the consolidated financial statements) and acquisition costs, reduced both operating income and EBITA by $127.2 million, and reduced both operating margin and EBITA margin by 0.9% in 2023.
2023 vs. 2022
Operating income for 2023 compared to 2022, increased $21.4 million to $2,104.7 million and operating margin decreased to 14.3% from 14.6%. EBITA decreased $24.4 million to $2,166.5 million and EBITA margin decreased to 14.7% from 15.0%. The net effect of the real estate and other repositioning costs, the gain on disposition of subsidiaries (see Notes 13 and 14 to the consolidated financial statements) and acquisition costs, reduced both operating income and EBITA by $127.2 million, and reduced both operating margin and EBITA margin by 0.9%. Operating income and EBITA in 2022 included a reduction of $113.4 million related to charges arising from the war in Ukraine, which decreased both operating margin and EBITA margin by 0.8%.
Net Interest Expense
2024 vs. 2023
Net interest expense in 2024 increased $35.2 million year-over-year to $147.0 million. Interest expense on debt increased by $31.2 million year-over-year, primarily related to the issuance in the first quarter of 2024 of €600 million 3.70% Senior Notes due 2032, or 2032 Notes, and the issuance in the third quarter of 2024 of $600 million 5.30% Senior Notes due 2034, or 2034 Notes. The net proceeds from the issuance of the 2032 Notes were used for general corporate purposes, including working capital expenditures, acquisitions and repurchases of our common stock. The net proceeds from the issuance of the 2034 Notes, along with available cash, were used to fund the repayment of our $750 million 3.65% Senior Notes on November 1, 2024 (see Note 7 to the consolidated financial statements). Interest income in 2024 decreased $5.8 million year-over-year to $100.9 million, primarily as a result of lower cash balances in the first half of the year due to the timing of our financing and acquisition activity, including the purchase of Flywheel in the first quarter of 2024.
2023 vs. 2022
Net interest expense in 2023 decreased $26.1 million year-over-year to $111.8 million. Interest expense increased by $9.9 million year-over-year, primarily related to non-cash interest charges on pension and other postemployment benefits (see Note 12 to the consolidated financial statements). Interest income in 2023 increased $36.0 million year-over-year to 106.7 million, primarily as a result of higher average cash balances.
Income Taxes
2024 vs. 2023
Our effective tax rate for 2024 remained flat year-over-year at 26.3%. The effective tax rate for 2024 was favorably impacted by the windfall tax benefit on share-based compensation. The effective tax rate for 2023 includes an increase of approximately $10.7 million in income tax expense related to a lower tax benefit in certain jurisdictions for the real estate and other repositioning costs in the period and an increase in the U.K. statutory tax rate, partially offset by approximately $10.0 million of favorable impacts from the resolution of certain non-U.S. tax positions.

2023 vs. 2022
Our effective tax rate for 2023 decreased year-over-year to 26.3% from 28.1%. The higher effective tax rate for 2022 was predominantly the result of the non-deductibility of the $113.4 million charge recorded in the first quarter of 2022, arising from the effects of the war in Ukraine.
Numerous foreign jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion, or Pillar Two, model rules issued by the Organization for Economic Co-operation and Development. A minimum effective tax rate of 15% would apply to multinational companies with consolidated revenue above €750 million.
Under the Pillar Two rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. The provisions effective in 2024 did not have a materially adverse impact on our results of operations, financial condition or cash flows.
Net Income and Net Income Per Share - Omnicom Group, Inc.
2024 vs. 2023
Net income - Omnicom Group Inc. in 2024 increased $89.2 million to $1,480.6 million from $1,391.4 million. The year-over-year increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased to $7.46 in 2024, from $6.91 in 2023, due to the factors described above and the impact of the reduction in our weighted average common shares outstanding resulting from the repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan during the year. For 2024, the net impact of the real estate and other repositioning costs, primarily related to severance, recorded in the second quarter of 2024 (see Note 13 to the consolidated financial statements) and acquisition transaction costs, recorded in the fourth quarter of 2024 reduced net income - Omnicom Group Inc. by $56.0 million and diluted net income per share - Omnicom Group Inc. by $0.28.
2023 vs. 2022
Net income - Omnicom Group Inc. in 2023 increased $74.9 million to $1,391.4 million from $1,316.5 million. The year-over-year increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. decreased to $6.91 in 2023, compared to $6.36 in 2022, due to the factors described above and the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan during the year. For 2023, the net impact of the real estate and other repositioning costs (see Note 13 to the consolidated financial statements), gain on disposition of subsidiaries (see Note 14 to the consolidated financial statements) and acquisition transaction costs reduced net income - Omnicom Group Inc. by $102.6 million and diluted net income per share - Omnicom Group Inc. by $0.50.

NON-GAAP FINANCIAL MEASURES
We use certain non-GAAP financial measures in describing our performance. We use EBITA and EBITA Margin as additional operating performance measures, which exclude from operating income the non-cash amortization expense of acquired intangible assets and internally developed strategic platform assets. We believe EBITA and EBITA Margin are useful measures for investors to evaluate the performance of our business and allow for comparability between the periods presented. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies.
Reconciliation of Non-GAAP Financial Measures
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin:

	Year Ended December 31,
	2024	2023	2022
Net Income - Omnicom Group Inc.	$1,480.6	$1,391.4	$1,316.5
Net Income Attributed To Noncontrolling Interests	93.4	81.8	87.3
Net Income	1,574.0	1,473.2	1,403.8
Income From Equity Method Investments	6.9	5.2	5.2
Income Tax Expense	560.5	524.9	546.8
Income Before Income Taxes and Income From Equity Method Investments	2,127.6	1,992.9	1,945.4
Interest Expense	247.9	218.5	208.6
Interest Income	100.9	106.7	70.7
Operating Income	2,274.6	2,104.7	2,083.3
Add back: Amortization of acquired intangible assets and internally developed strategic platform assets	87.5	61.8	58.8
Earnings before interest, taxes, and amortization of intangible assets (“EBITA”)	$2,362.1	$2,166.5	$2,142.1

Revenue	$15,689.1	$14,692.2	$14,289.1
EBITA	$2,362.1	$2,166.5	$2,142.1
EBITA Margin %	15.1%	14.7%	15.0%

LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
The primary sources of our short-term liquidity are net cash provided by operating activities and cash and cash equivalents. Additional liquidity sources include our $2.5 billion unsecured multi-currency revolving credit facility, or Credit Facility, terminating on June 2, 2028, the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, and access to the capital markets. In addition, certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom aggregating $517.4 million. Our liquidity sources fund our non-discretionary cash requirements and our discretionary spending. Our $600 million Delayed Draw Term Loan Agreement automatically terminated on July 15, 2024.
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
Cash and cash equivalents decreased $92.6 million from December 31, 2023. The decrease was composed of:

Sources
Net cash provided by operating activities - as reported	$1,733.5
Add back: Decrease in operating capital	231.2
Principal cash sources	$1,964.7
Uses
Capital expenditures	$(140.6)
Dividends paid to common shareholders	(552.7)
Dividends paid to noncontrolling interest shareholders	(85.4)
Acquisition payments, including payment of contingent purchase price obligations and acquisition of additional noncontrolling interests	(998.1)
Repurchases of common stock, net of proceeds from stock plans	(268.6)
Principal cash uses	$(2,045.4)
Principal cash uses in excess of principal cash sources	$(80.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(185.4)
Other net financing and investing activities	404.7
Decrease in operating capital	(231.2)
Decrease in cash and cash equivalents - as reported	$(92.6)
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
At December 31, 2024, we have the following contractual obligations:
•The aggregate principal amount of long-term debt is $6.1 billion and matures at various dates from 2026 through 2034. Future interest payments on the debt total $1.0 billion, of which $186.6 million is payable in 2025.
•The liability for operating and finance lease payments is $1,414.9 million, of which $294.2 million is due in 2025.
•The obligation for the defined benefit pension plans is $216.0 million, and the liability for the postemployment arrangements is $126.6 million. In 2024, we contributed $10.6 million to the defined benefit plans and paid $11.4 million for the postemployment arrangements. We do not expect these payments to increase significantly in 2025.
•The liability for contingent purchase price payments (earn-outs) is $220.1 million, of which $56.0 million is payable in 2025.
•The remaining balance for the transition tax on accumulated foreign earnings imposed by the Tax Cut and Jobs Act of 2017 is $41.3 million, of which $34.9 million is payable in 2025.
Based on past performance and current expectations, we believe that net cash provided by operating activities and cash and cash equivalents will be sufficient to meet our non-discretionary cash requirements for the next twelve months. In addition, and over the longer term, our Credit Facility is available to fund our working capital and contractual obligations.

Cash Management
Our regional treasury centers in North America, Europe and Asia manage our cash and liquidity. Each day, operations with excess funds invest those funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. Treasury centers with excess cash invest on a short-term basis with third parties, with maturities generally ranging from overnight to 90 days. Certain treasury centers have notional pooling arrangements that are used to manage their cash and set-off foreign exchange imbalances. The arrangements require each treasury center to have its own notional pool account and to maintain a notional positive account balance. Additionally, under the terms of the arrangement, set-off of foreign exchange positions are limited to the long and short positions within their own account. To the extent that our treasury centers require liquidity, they can issue up to a total of $2 billion of U.S. Dollar-denominated commercial paper, issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, or borrow under the Credit Facility or the uncommitted credit lines. This process enables us to manage our debt more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate imbalances. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines. We have a policy governing counterparty credit risk with financial institutions that hold our cash and cash equivalents, and we have deposit limits for each institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of institutions that are party to the Credit Facility. These institutions generally have credit ratings better than or equal to our credit ratings. In countries where we do not conduct treasury operations, all cash and cash equivalents are held by counterparties that meet specific minimum credit standards.
At December 31, 2024, our foreign subsidiaries held approximately $2.0 billion of our total cash and cash equivalents of $4.3 billion. Substantially all of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
As of December 31, 2024, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents increased $498.7 million to $1.7 billion from December 31, 2023. The increase in net debt primarily resulted from our discretionary spending of $2.0 billion, primarily related to our acquisition and other financing activities. This increase was substantially offset by the increase in cash from the net cash provided by operating activities of $1.7 billion. In addition, the net effect of foreign exchange rate changes on cash and cash equivalents and on our foreign currency denominated debt increased net debt by $114 million.
Net debt:

	December 31,
	2024	2023
Short-term debt	$21.3	$10.9
Long-term debt, including current portion	6,035.3	5,639.6
Total debt	6,056.6	5,650.5
Less: Cash and cash equivalents	4,339.4	4,432.0
Net debt	$1,717.2	$1,218.5
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
Debt Instruments and Related Covenants
On August 2, 2024, Omnicom issued $600 million 5.30% Senior Notes due 2034. The net proceeds from the issuance, after deducting the underwriting discount and offering expenses, were $592.4 million. The net proceeds from the issuance, along with available cash, were used to fund the repayment of our $750 million 3.65% Senior Notes on November 1, 2024.
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
Our 2.45% Senior Notes due 2030, 4.20% Senior Notes due 2030, 2.60% Senior Notes due 2031 and 5.30% Senior Notes due 2034 are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness.

Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under the 3.60% Senior Notes due 2026. These notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans or advances. Such notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and OCI have, jointly and severally, fully and unconditionally guaranteed the obligations of OFH with respect to the €500 million 0.80% Senior Notes due 2027 and the €500 million 1.40% Senior Notes due 2031, and Omnicom has fully and unconditionally guaranteed the obligations of OFH with respect the €600 million 3.70% Senior Notes due 2032, collectively the Euro Notes. OFH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in Europe, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom, OCI or OFH to obtain funds from their subsidiaries through dividends, loans or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFH and each of Omnicom and OCI, as applicable.
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
The Credit Facility has a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At December 31, 2024, we were in compliance with this covenant as our Leverage Ratio was 2.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At December 31, 2024, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of any issuances is affected by market conditions and our credit ratings. The long-term debt indentures and the Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
Credit Markets and Availability of Credit
In light of the uncertainty of future economic conditions, we will continue to take actions available to us to respond to changing economic conditions, and we will manage our discretionary expenditures. We will also continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to the availability of our Credit Facility, are sufficient to fund our near-term working capital needs and our discretionary spending. Information regarding our Credit Facility is provided in Note 7 to the consolidated financial statements.
We have the ability to fund our day-to-day liquidity, including working capital, by issuing commercial paper or borrowing under the Credit Facility. We did not issue commercial paper in 2024. In 2023, we had a maximum of $200 million of commercial paper outstanding during the year, the average amount outstanding was $5.1 million, the average days outstanding were 1.7 days, and the weighted average interest rate was 5.24%. At December 31, 2024, there were no outstanding borrowings under the Credit Facility and no outstanding commercial paper issuances.
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
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivatives. We periodically determine the potential loss from market risk on our derivatives by performing a value-at-risk, or VaR, analysis. VaR is a statistical model that uses historical currency exchange rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2024 was not material.
Foreign Currency Exchange Risk
In 2024, our international operations represented approximately 48% of our revenue. Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial condition. For the most part, because the revenue and expenses of our foreign operations are denominated in the same local currency, the economic impact on operating margin is minimized. The effects of foreign currency exchange transactions on our results of operations are discussed in Note 2 to the consolidated financial statements.
We operate in all major international markets including the U.K., Euro Zone, Australia, Brazil, Canada, China and Japan. Our agencies transact business in more than 50 different currencies. As an integral part of our global treasury operations, we centralize our cash and use notional multicurrency pools to manage the foreign currency exchange risk that arises from imbalances between subsidiaries and their respective treasury centers. In addition, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward foreign exchange contracts. To manage this risk, at December 31, 2024, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $4.7 million. The net fair value of the forward foreign contracts at December 31, 2024 was not material (see Note 22 to the consolidated financial statements). At December 31, 2023, there were no forward foreign exchange contracts outstanding.
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
We have fixed-to-fixed cross currency swaps with a notional value of $150 million that hedge a portion of the net investment in our Japanese subsidiaries against volatility in the Yen/U.S. Dollar exchange rate. The swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2025 and 2029. Changes in the fair value of the swaps are recognized in foreign currency translation and are reported in accumulated other comprehensive income (loss), or AOCI. Any gain or loss will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying operations. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. We receive net fixed U.S. Dollar interest payments. We recorded a reduction of interest expense of $6.6 million in each of 2024 and 2023. At December 31, 2024, an asset of $9.3 million is recorded in other assets, and at December 31, 2023, a liability of $6.6 million is recorded in long-term liabilities, for the swap fair value.
Interest Rate Risk
We may use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. There were no interest rate swaps in 2024 and 2023. Long-term debt at December 31, 2024 and 2023 consisted entirely of fixed-rate debt.
Credit Risk
We provide marketing and communications services to several thousand clients that operate in nearly every sector of the global economy, and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 2.7% of revenue in 2024. However, during periods of economic downturn, the credit profiles of our clients could change.
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
Where purchases of media and production services are made by our agencies as a principal or are not subject to the theory of sequential liability, the risk of a material loss as a result of payment default by our clients could increase significantly and such a loss could have a material adverse effect on our business, results of operations and financial condition.
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
Item 8. Financial Statements and Supplementary Data
See Item 15, “Exhibits, Financial Statement Schedules.”
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2024 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2024.
Omnicom management excluded Flywheel Digital from its assessment of the effectiveness of Omnicom’s internal control over financial reporting as of December 31, 2024, in accordance with SEC staff guidance allowing management to exclude a recently acquired business from management’s report on internal control over financial reporting. Flywheel Digital constituted two percent of total revenue for the year ended December 31, 2024 and two percent of total assets, excluding acquired goodwill and other intangible assets, as of December 31, 2024.
There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2024, dated February 5, 2025, which is included on page F-2 of this 2024 10-K.
Item 9B. Other Information
During the fiscal quarter ended December 31, 2024, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in our definitive proxy statement, which is expected to be filed with the SEC within 120 days after December 31, 2024, in connection with the solicitation of proxies for our 2025 annual meeting of shareholders (the “2025 Proxy Statement”) and is incorporated herein by reference.
Our Code of Business Conduct includes our policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations, and New York Stock Exchange listing standards. This policy, included in the “Insider Trading” section of our Code of Business Conduct, is included as Exhibit 19.
Item 11. Executive Compensation
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185.
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibit and Financial Statement Schedules

(a)(3)	Exhibits:
Exhibit Number	Description
2.1
Agreement and Plan of Merger among Omnicom Group, Inc., EXT Subsidiary Inc. and The Interpublic Group of Companies, Inc., dated as of December 8, 2024 (Exhibit 2.1 to our Current Report on Form 8-K (File No. 1-10551) filed on December 9, 2024 and incorporated herein by reference).

3(i)
Restated Certificate of Incorporation of Omnicom Group Inc. (Exhibit 3.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended September 30, 2011 and incorporated herein by reference).

3(ii)
By-laws of Omnicom Group Inc., as amended and restated on October 17, 2024 (Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-10551) dated October 17, 2024 and incorporated herein by reference).

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

4.3	Form of 3.60% Notes due 2026 (included in Exhibit 4.1 to the April 6, 2016 8-K and incorporated herein by reference).
4.4
Base Indenture, dated as of July 8, 2019, among Omnicom Finance Holdings plc, as issuer, Omnicom Group Inc. and Omnicom Capital Inc., as guarantors, and Deutsche Bank Trust Company Americas, as trustee (“2019 Base Indenture”), (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 8, 2019 (“July 8, 2019 8-K”) and incorporated herein by reference).

4.5
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

4.6	Form of 0.80% Notes due 2027 (included in Exhibit 4.2 to the July 8, 2019 8-K and incorporated herein by reference).
4.7	Form of 1.40% Notes due 2031 (included in Exhibit 4.2 to the July 8, 2019 8-K and incorporated herein by reference).
4.8
Base Indenture, dated as of February 21, 2020, among Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee (“2020 Base Indenture”) (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) filed on February 21, 2020 (“February 21, 2020 8-K”) and incorporated herein by reference).

4.9
First Supplemental Indenture to the 2020 Base Indenture, dated as of February 21, 2020, among Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee, in connection with the issuance of $600 million 2.450% Senior Notes due 2030 (Exhibit 4.2 to the February 21, 2020 8-K and incorporated herein by reference).

4.10	Form of 2.450% Notes due 2030 (Included in Exhibit 4.2 to the February 21, 2020 8-K and incorporated herein by reference).
4.11
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

4.12	Form of 4.200% Notes due 2030 (Included in Exhibit 4.1 to the April 1, 2020 8-K and incorporated herein by reference).
4.13
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

4.14	Form of 2.600% Notes due 2031 (Included in Exhibit 4.1 to the May 3, 2021 8-K and incorporated herein by reference).
4.15
Base Indenture, dated as of November 22, 2021, among Omnicom Capital Holdings plc, as issuer, Omnicom Group Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (“2021 Base Indenture”), (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) filed on November 22, 2021 (“November 22, 2021 8-K”) and incorporated herein by reference).

4.16
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

4.17	Form of 2.250% Senior Notes due 2033 (Included in Exhibit 4.2 to the November 22, 2021 8-K and incorporated herein by reference).
4.18
Base Indenture, dated as of March 6, 2024, among Omnicom Finance Holdings plc, as issuer, Omnicom Group Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated March 6, 2024 and incorporated herein by reference).

4.19
First Supplemental Indenture, dated as of March 6, 2024, among Omnicom Finance Holdings plc, as issuer, Omnicom Group Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-10551) dated March 6, 2024 and incorporated herein by reference).

4.20	Form of 3.700% Notes due 2032 (included in Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-10551) dated March 6, 2024 and incorporated herein by reference).
4.21
Fourth Supplemental Indenture, dated as of August 2, 2024, among Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 30, 2024, and incorporated herein by reference).

4.22	Form of 5.300% Notes due 2034 (included in Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 30, 2024, and incorporated herein by reference).

4.23	Description of Securities (Exhibit 4.17 to our Registration Statement on Form S-3ASR (File No. 333-282748) filed on October 21, 2024 and incorporated herein by reference).
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

10.3
Director Compensation and Deferred Stock Program Stock Program (As Amended, Effective January 1, 2020) (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended March 31, 2020 (“March 31, 2020 10-Q”) and incorporated herein by reference).

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
10.6
Senior Management Incentive Plan, As Amended and Restated on December 12, 2023 (Exhibit 10.6 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2023 and incorporated herein by reference).

10.7	Omnicom Group Inc. SERCR Plan (Exhibit 10.10 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2011 and incorporated herein by reference).
10.8	Omnicom Group Inc. SERCR Plan Amended and Restated Form of Award Agreement.
10.9	Form of Indemnification Agreement (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2007 and incorporated herein by reference).
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
10.17
2021 Incentive Award Plan – Performance Restricted Stock Unit Agreement - Form of Grant Notice and Agreement (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended September 30, 2024 and incorporated herein by reference).

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

10.24	Rochelle Tarlowe employment letter (Exhibit 10.3 to the March 31, 2020 10-Q and incorporated herein by reference).
10.25	Director Compensation and Deferred Stock Program (As amended, effective January 1, 2025).
19	“Insider Trading” Section of Omnicom Group Inc. Code of Business Conduct.
21	Subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification of Chairman and Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32
Certification of the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

97	Omnicom Group Inc. Clawback Policy (Exhibit 97 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2023 and incorporated herein by reference).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICOM GROUP INC.
February 5, 2025	BY:	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN D. WREN	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 5, 2025
John D. Wren

/s/ PHILIP J. ANGELASTRO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 5, 2025
Philip J. Angelastro

/s/ ANDREW L. CASTELLANETA	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 5, 2025
Andrew L. Castellaneta

/s/ MARY C. CHOKSI	Director	February 5, 2025
Mary C. Choksi

/s/ LEONARD S. COLEMAN, JR.	Director	February 5, 2025
Leonard S. Coleman, Jr.

/s/ MARK D. GERSTEIN	Director	February 5, 2025
Mark D. Gerstein

/s/ RONNIE S. HAWKINS	Director	February 5, 2025
Ronnie S. Hawkins

/s/ DEBORAH J. KISSIRE	Director	February 5, 2025
Deborah J. Kissire

/s/ GRACIA C. MARTORE	Director	February 5, 2025
Gracia C. Martore

/s/ PATRICIA SALAS PINEDA	Director	February 5, 2025
Patricia Salas Pineda

/s/ LINDA JOHNSON RICE	Director	February 5, 2025
Linda Johnson Rice

/s/ CASSANDRA SANTOS	Director	February 5, 2025
Cassandra Santos

/s/ VALERIE M. WILLIAMS	Director	February 5, 2025
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
Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Management, with the participation of our Chief Executive Officer, or CEO, Chief Financial Officer, or CFO, and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2024.
Omnicom management excluded Flywheel Digital from its assessment of the effectiveness of Omnicom’s internal control over financial reporting as of December 31, 2024, in accordance with SEC staff guidance allowing management to exclude a recently acquired business from management’s report on internal control over financial reporting. Flywheel Digital constituted two percent of total revenue for the year ended December 31, 2024 and two percent of total assets, excluding acquired goodwill and other intangible assets, as of December 31, 2024.
There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2024, dated February 5, 2025.
The Board of Directors of Omnicom has an Audit Committee comprised of five independent directors. The Audit Committee meets periodically with financial management, Internal Audit and the independent auditors to review accounting, control, audit and financial reporting matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Omnicom Group Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Flywheel Digital during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, Flywheel Digital’s internal control over financial reporting associated with 2% of total assets and 2% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Flywheel Digital.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for segment disclosure as of January 1, 2024 due to the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.
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
Evaluation of the sufficiency of audit evidence over revenue recognition
As discussed in Note 3 to the consolidated financial statements, the Company provides an extensive range of marketing and sales solutions through its networks, practice areas and agencies, which operate in all major markets throughout the Americas, EMEA and Asia-Pacific regions. Consolidated revenues across all disciplines and geographic markets was $15,689.1 million for the year-ended December 31, 2024.
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
New York, New York
February 5, 2025

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$4,339.4	$4,432.0
Accounts receivable, net of allowance for doubtful accounts of $15.0 and $17.2	9,242.0	8,659.8
Work in process	1,622.2	1,342.5
Other current assets	1,019.4	949.9
Total Current Assets	16,223.0	15,384.2
Property and Equipment at cost, less accumulated depreciation of $1,096.9 and $1,150.4	824.7	874.9
Operating Lease Right-Of-Use Assets	1,043.6	1,046.4
Equity Method Investments	59.0	66.4
Goodwill	10,677.4	10,082.3
Intangible Assets, net of accumulated amortization of $832.4 and $863.6	522.0	366.9
Other Assets	271.0	223.5
TOTAL ASSETS	$29,620.7	$28,044.6
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$12,484.4	$11,634.0
Customer advances	1,336.1	1,356.2
Current portion of debt	—	750.5
Short-term debt	21.3	10.9
Taxes payable	402.5	351.6
Other current liabilities	2,056.0	2,142.8
Total Current Liabilities	16,300.3	16,246.0
Long-Term Liabilities	804.2	887.7
Long-Term Liability - Operating Leases	814.2	853.0
Long-Term Debt	6,035.3	4,889.1
Deferred Tax Liabilities	491.8	529.1
Commitments and Contingent Liabilities (Note 20)
Temporary Equity - Redeemable Noncontrolling Interests	429.0	414.6
Equity:
Shareholders’ Equity:
Preferred stock, $1.00 par value, 7.5 million shares authorized, none issued	—	—
Common stock, $0.15 par value, 1.0 billion shares authorized, 297.2 million shares issued, 196.4 million and 198.0 million shares outstanding	44.6	44.6
Additional paid-in capital	472.1	492.0
Retained earnings	11,500.5	10,571.5
Accumulated other comprehensive income (loss)	(1,475.9)	(1,337.6)
Treasury stock, at cost, 100.8 million and 99.2 million shares	(6,347.8)	(6,154.2)
Total Shareholders’ Equity	4,193.5	3,616.3
Noncontrolling interests	552.4	608.8
Total Equity	4,745.9	4,225.1
TOTAL LIABILITIES AND EQUITY	$29,620.7	$28,044.6

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$15,689.1	$14,692.2	$14,289.1
Operating Expenses:
Salary and service costs	11,432.5	10,701.2	10,325.9
Occupancy and other costs	1,274.4	1,168.8	1,168.6
Real estate and other repositioning costs	57.8	191.5	—
Charges arising from the effects of the war in Ukraine	—	—	113.4
Gain on disposition of subsidiary	—	(78.8)	—
Cost of services	12,764.7	11,982.7	11,607.9
Selling, general and administrative expenses	408.1	393.7	378.5
Depreciation and amortization	241.7	211.1	219.4
Total Operating Expenses	13,414.5	12,587.5	12,205.8
Operating Income	2,274.6	2,104.7	2,083.3
Interest Expense	247.9	218.5	208.6
Interest Income	100.9	106.7	70.7
Income Before Income Taxes and Income From Equity Method Investments	2,127.6	1,992.9	1,945.4
Income Tax Expense	560.5	524.9	546.8
Income From Equity Method Investments	6.9	5.2	5.2
Net Income	1,574.0	1,473.2	1,403.8
Net Income Attributed To Noncontrolling Interests	93.4	81.8	87.3
Net Income - Omnicom Group Inc.	$1,480.6	$1,391.4	$1,316.5

Net Income Per Share - Omnicom Group Inc.:
Basic	$7.54	$6.98	$6.40
Diluted	$7.46	$6.91	$6.36

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net Income	$1,574.0	$1,473.2	$1,403.8
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	4.4	5.6	5.6
Income tax effect	(1.3)	(1.6)	(1.6)
Cash flow hedge, net of tax	3.1	4.0	4.0
Pension and other postemployment benefits:
Unrecognized actuarial gains (losses) and prior service cost for the period	18.7	(6.8)	58.4
Amortization of prior service cost and actuarial (gains) losses	5.8	4.8	10.7
Income tax effect	(7.3)	0.6	(20.0)
Pension and other postemployment benefits, net of tax	17.2	(1.4)	49.1
Foreign currency translation adjustment	(171.7)	98.9	(255.2)
Other Comprehensive Income (Loss)	(151.4)	101.5	(202.1)
Comprehensive Income	1,422.6	1,574.7	1,201.7
Comprehensive Income Attributed To Noncontrolling Interests	80.3	83.0	70.8
Comprehensive Income - Omnicom Group Inc.	$1,342.3	$1,491.7	$1,130.9

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Common Stock, shares	297.2	297.2	297.2
Common Stock, par value	$44.6	$44.6	$44.6
Additional Paid-in Capital:
Beginning balance	492.0	571.1	622.0
Net change in noncontrolling interests	(9.9)	(88.1)	(17.1)
Change in temporary equity	(24.0)	(27.2)	(49.9)
Share-based compensation	91.4	84.8	81.7
Common stock issued, share-based compensation	(77.4)	(48.6)	(65.6)
Ending balance	472.1	492.0	571.1
Retained Earnings:
Beginning balance	10,571.5	9,739.3	8,998.8
Net income	1,480.6	1,391.4	1,316.5
Common stock dividends declared	(551.6)	(559.2)	(576.0)
Ending balance	11,500.5	10,571.5	9,739.3
Accumulated Other Comprehensive Income (Loss):
Beginning balance	(1,337.6)	(1,437.9)	(1,252.3)
Other comprehensive income (loss)	(138.3)	100.3	(185.6)
Ending balance	(1,475.9)	(1,337.6)	(1,437.9)
Treasury Stock:
Beginning balance	(6,154.2)	(5,665.0)	(5,142.9)
Common stock issued, share-based compensation	179.1	86.0	89.3
Common stock repurchased	(372.7)	(575.2)	(611.4)
Ending balance	(6,347.8)	(6,154.2)	(5,665.0)
Shareholders’ Equity	4,193.5	3,616.3	3,252.1
Noncontrolling Interests:
Beginning balance	608.8	524.3	503.5
Net income	93.4	81.8	87.3
Other comprehensive income (loss)	(13.1)	1.2	(16.5)
Dividends to noncontrolling interests	(85.4)	(70.9)	(79.5)
Net change in noncontrolling interests	(51.3)	72.4	29.5
Ending balance	552.4	608.8	524.3
Total Equity	$4,745.9	$4,225.1	$3,776.4

Dividends Declared Per Common Share	$2.80	$2.80	$2.80

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$1,574.0	$1,473.2	$1,403.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of right-of-use assets	136.1	130.8	139.1
Amortization of intangible assets	105.6	80.3	80.3
Share-based compensation	91.4	84.8	81.7
Real estate and other repositioning costs	57.8	191.5	—
Gain on disposition of subsidiary	—	(78.8)	—
Non-cash charges related to the effects of the war in Ukraine	—	—	65.8
Other, net	(0.2)	3.0	(0.2)
Decrease in operating capital	(231.2)	(462.9)	(844.0)
Net Cash Provided By Operating Activities	1,733.5	1,421.9	926.5
Cash Flows from Investing Activities:
Capital expenditures	(140.6)	(78.4)	(78.2)
Acquisition of businesses and interests in affiliates, net of cash acquired	(902.1)	(93.3)	(276.8)
Maturity (purchase) of short-term investments	—	60.8	(61.4)
Proceeds from disposition of subsidiaries and other	(16.0)	190.0	35.5
Net Cash Provided By (Used In) Investing Activities	(1,058.7)	79.1	(380.9)
Cash Flows from Financing Activities:
Proceeds from borrowings	1,235.5	—	—
Repayment of debt	(750.0)	—	—
Change in short-term debt	12.6	(8.7)	8.9
Dividends paid to common shareholders	(552.7)	(562.7)	(581.1)
Repurchases of common stock	(370.7)	(570.8)	(611.4)
Proceeds from stock plans	102.1	35.6	17.4
Acquisition of additional noncontrolling interests	(53.6)	(87.6)	(20.8)
Dividends paid to noncontrolling interest shareholders	(85.4)	(70.9)	(79.5)
Payment of contingent purchase price obligations	(42.4)	(67.7)	(32.6)
Other, net	(77.4)	(55.0)	(62.9)
Net Cash Used In Financing Activities	(582.0)	(1,387.8)	(1,362.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(185.4)	37.0	(218.6)
Net Increase (Decrease) in Cash and Cash Equivalents	(92.6)	150.2	(1,035.0)
Cash and Cash Equivalents at the Beginning of Year	4,432.0	4,281.8	5,316.8
Cash and Cash Equivalents at the End of Year	$4,339.4	$4,432.0	$4,281.8

The accompanying notes to the consolidated financial statements are an integral part of these statements.

1. Presentation of Financial Statements
The terms “Omnicom,” “the Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and its subsidiaries, unless the context indicates otherwise. The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP or GAAP. All intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Unless otherwise noted, dollars in tables are in millions, except per share amounts.
Agreement to Acquire IPG
On December 8, 2024, Omnicom entered into an Agreement and Plan of Merger, or the Merger Agreement, by and among Omnicom, EXT Subsidiary Inc., a direct wholly owned subsidiary of Omnicom, or Merger Sub, and The Interpublic Group of Companies, Inc., or IPG, pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into IPG, or the Merger, with IPG surviving the Merger as a wholly owned subsidiary of Omnicom. The completion of the Merger is subject to customary closing conditions, including the required regulatory approvals and the approval of the stockholders of both Omnicom and IPG. If completed, the Merger is expected to have a material impact on our ongoing results of operations and financial condition. In the fourth quarter of 2024, we recorded $14.6 million of acquisition transaction costs related to the Merger in selling, general and administrative expenses. The results of IPG are not included in our 2024 results of operations or financial position.
Risks and Uncertainties
Global economic disruptions, including geopolitical events, international hostilities, acts of terrorism, public health crises, inflation or stagflation, tariffs and other trade barriers, central bank interest rate policies in countries that comprise our major markets and labor and supply chain challenges could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and discipline. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
Accounting Changes
On January 1, 2024, we adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, that requires retrospective disclosure of significant expenses that are regularly provided to the chief operating decision maker (see Note 8 - Segment Reporting). ASU 2023-07 is effective for annual periods beginning January 1, 2024 and for interim periods beginning January 1, 2025. ASU 2023-07 affects financial statement disclosure only, and its adoption did not affect our results of operations or financial condition.
On January 1, 2025, we adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), that requires, among other things, greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 affects financial statement disclosure only in 2025, and its adoption did not affect our results of operations or financial condition.
2. Significant Accounting Policies
Revenue Recognition. Revenue is recognized when a customer obtains control and receives the benefit of the promised goods or services (the performance obligation) in an amount that reflects the consideration we expect to receive in exchange for those goods or services (the transaction price). We measure revenue by estimating the transaction price based on the consideration specified in the client arrangement. Revenue is recognized as the performance obligations are satisfied. Our revenue is primarily derived from the planning and execution of advertising, marketing, and communications services in the following fundamental disciplines: Media & Advertising, Precision Marketing, Public Relations, Healthcare, Branding & Retail Commerce, Experiential, and Execution & Support. Our client contracts are primarily fees for service on a rate per hour or per project basis. Revenue is recorded net of sales, use and value added taxes.
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
Principal vs. Agent. In substantially all our businesses, we incur third-party costs on behalf of clients, including direct costs and incidental, or out-of-pocket costs. Third-party direct costs incurred in connection with the creation and delivery of advertising, marketing, and communications services include, among others: purchased media, studio production services, specialized talent, including artists and other freelance labor, event marketing supplies, materials and services, promotional items, market research and third-party data and other related expenditures. Out-of-pocket costs include, among others: transportation, hotel, meals, shipping and telecommunication charges incurred by us in the course of providing our services. Billings related to out-of-pocket costs are included in revenue since we control the goods or services prior to delivery to the client.
However, the inclusion of billings related to third-party direct costs in revenue depends on whether we act as a principal or as an agent in the client arrangement. In most of our businesses, including advertising, which also includes studio production efforts and media planning and buying services, precision marketing, public relations, healthcare, and branding and retail commerce, we act as an agent and arrange, at the client’s direction, for third parties to perform certain services. In these cases, we do not control the goods or services prior to the transfer to the client. As a result, revenue is recorded net of these costs, equal to the amount retained for our fee or commission.
In certain businesses we may act as principal when contracting for third-party services on behalf of our clients. In our experiential business and most of our execution and support businesses, including field marketing and certain specialty marketing businesses, we act as principal because we control the specified goods or services before they are transferred to the client and we are responsible for providing the specified goods or services, or we are responsible for directing and integrating third-party vendors to fulfill our performance obligation at the agreed upon contractual price. In such arrangements, we also take pricing risk under the terms of the client contract. In certain media buying businesses, we act as principal when we control the buying process for the purchase of the media and contract directly with the media vendor. In these arrangements, we assume the pricing risk under the terms of the client contract. When we act as principal, we include billable amounts related to third-party costs in the transaction price and record revenue over time at the gross amount billed, including out-of-pocket costs, consistent with the manner that we recognize revenue for the underlying services contract. However, in media buying contracts where we act as principal, we recognize revenue at a point in time, typically when the media is run, including when it is not subject to cancellation by the client or media vendor.
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
Operating Expenses. Operating expenses include cost of services, selling, general and administrative expenses, or SG&A, and depreciation and amortization. We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up a significant portion of our operating expenses, and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor, third-party service costs, and third-party incidental costs. Third-party service costs include vendor costs when we act as principal in providing services to our clients. Third-party incidental costs that are required to be included in revenue primarily consist of client-related travel and incidental out-of-pocket costs that we bill back to the client directly at our cost. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses. SG&A expenses primarily consist of third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, which includes group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.
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
Goodwill and Intangible Assets. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired. Goodwill is not amortized but is reviewed for impairment. Intangible assets comprise customer relationships, including the related customer contracts and trade names, and purchased and internally developed software and are amortized over their estimated useful lives ranging from five to twelve years. We consider a number of factors in determining the useful lives and amortization method, including the pattern in which the economic benefits are consumed, as well as trade name recognition and customer attrition. There is no estimated residual value for the intangible assets.
We evaluate goodwill for impairment at least annually on May 1 and whenever events or circumstances indicate the carrying value may not be recoverable. The impairment evaluation compares the fair value of each reporting unit, which we identified as our six agency networks, to its carrying value, including goodwill. If the fair value of the reporting unit is equal to or greater than its carrying value, goodwill is not impaired. Goodwill is impaired when the carrying value of the reporting unit exceeds its fair value. Goodwill is written down to its fair value through a non-cash expense recorded in results of operations in the period the impairment is identified.
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
Based on the results of the annual impairment test, we concluded that, at May 1, 2024 and 2023, goodwill was not impaired because either the fair value of each reporting unit was substantially in excess of its respective net book value, or for reporting units with a negative book value, fair value of assets exceeds total assets. Subsequent to the annual goodwill impairment test, there have been no events or circumstances that triggered the need for an interim impairment test.
Debt Issuance Costs. Debt issuance costs are capitalized and amortized in interest expense over the term of the related debt and are presented as a reduction to the carrying amount of debt.
Temporary Equity - Redeemable Noncontrolling Interests. Owners of noncontrolling equity interests in some of our subsidiaries have the right in certain circumstances to require us to purchase all or a portion of their equity interests at fair value as defined in the applicable agreements. The intent of the parties is to approximate fair value at the time of redemption by using a multiple of earnings that is consistent with generally accepted valuation practices used by market participants in our industry. These contingent redemption rights are embedded in the equity security at issuance, are not free-standing instruments, do not represent a de facto financing and are not under our control, however, in almost all cases we have a similar protective call right to buy the security at fair value.
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

Foreign Currency Translation and Transactions. Substantially all of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities are translated from the local functional currency into U.S. Dollars at the exchange rate on the balance sheet date and revenue and expenses are translated at the average exchange rate for the period. Translation adjustments are recorded in accumulated other comprehensive income. Foreign currency gains and losses arising from transactions not in the subsidiaries’ local currency are recorded in results of operations. We recorded foreign currency transaction losses of $5.4 million and $14.0 million in 2024 and 2023, respectively, and recorded foreign currency transaction gains of $1.1 million in 2022. Foreign currency gains and losses for hyper-inflationary economies are recorded in results of operations.
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
Pension and Other Postemployment Benefits. We have various defined benefit and defined contribution plans throughout the world. We have a Senior Executive Retention Plan and Key Executive Retention Plan that cover certain executives. In addition, we have postemployment benefit plans for various key employees that primarily cover a period of 10 years after cessation of full-time employment. We use various actuarial methods and assumptions in determining our net pension and postemployment benefit costs and obligations, including the discount rate used to determine the present value of future benefits, expected long-term rate of return on plan assets and compensation cost trends. The overfunded or underfunded status of our pension and other postemployment benefit plans is recorded on the balance sheet (see Note 12 for additional information).
Deferred Compensation. Some of our subsidiaries have deferred compensation arrangements with certain executives that provide for payments over varying terms upon retirement, cessation of employment or death. The cost of these arrangements is accrued during the employee’s service period, and included in other long-term liabilities except for the current portion.
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
Concentration of Credit Risk. We provide data-inspired, creative marketing and sales solutions to several thousand clients that operate in nearly every industry sector of the global economy, and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.7% of revenue in 2024.
Derivative Financial Instruments. All derivative instruments, including certain derivative instruments embedded in other contracts, are recorded at fair value. Derivatives qualify for hedge accounting if: the hedging instrument is designated as a hedge, the hedged exposure is specifically identifiable and exposes us to risk, and a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure have a high degree of correlation. The method of assessing hedge effectiveness and measuring hedge ineffectiveness is formally documented. Hedge effectiveness is assessed, and hedge ineffectiveness is measured at least quarterly throughout the designated hedge period. Changes in the fair value of a fair value hedge are offset against the change in fair value of the hedged asset, liability or firm commitment through results of operations. Gains and losses on a terminated fair value hedge of our long-term debt are included in long-term debt and are amortized over the remaining term of the respective debt that was hedged. Changes in the fair value of a cash flow hedge are recognized in other comprehensive income until the hedged item is recognized in results of operations. Foreign currency hedges of the net investment in our foreign operations are recorded in accumulated other comprehensive income (loss), or AOCI. Any gain or loss will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying operation. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors.
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
In determining the fair value of financial assets and liabilities, we consider certain market valuation adjustments that market participants would consider in determining fair value, including, counterparty credit risk adjustments applied to financial assets and liabilities, taking into account the actual credit risk of the counterparty when valuing assets measured at fair value and credit risk adjustments applied to reflect our credit risk when valuing liabilities measured at fair value.

3. Revenue
Nature of our services
We provide data-inspired, creative marketing and sales solutions through various client-centric networks that are organized to meet specific client objectives. Our networks, practice areas and agencies provide a comprehensive range of services in the following fundamental disciplines: Media & Advertising, Precision Marketing, Public Relations, Healthcare, Branding & Retail Commerce, Experiential, and Execution & Support. Media & Advertising includes creative services across digital and traditional media, strategic media planning and buying, performance media, data analytics services, and Omnicom Production. Precision Marketing includes digital and direct marketing, digital transformation consulting, e-commerce operations, media execution, market intelligence and data and analytics. Public Relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. Branding & Retail Commerce services include brand and product consulting, strategy and research and retail marketing. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising, point-of-sale and product placement, as well as other specialized marketing and custom communications services. At the core of all our services is the ability to create or develop a client’s marketing or corporate communications message into content that can be delivered to a target audience across different communications mediums.
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.
Revenue by discipline:

	Year Ended December 31,
	2024	2023	2022
Media & Advertising	$8,466.2	$7,891.2	$7,433.9
Precision Marketing	1,820.9	1,473.5	1,426.6
Public Relations	1,679.2	1,578.9	1,552.7
Healthcare	1,354.7	1,362.7	1,322.3
Branding & Retail Commerce	792.9	853.7	848.1
Experiential	731.5	651.4	635.6
Execution & Support	843.7	880.8	1,069.9
Revenue	$15,689.1	$14,692.2	$14,289.1
Revenue by geographic market:

	Year Ended December 31,
	2024	2023	2022
Americas:
North America	$8,650.2	$7,951.0	$7,856.0
Latin America	433.7	386.8	329.0
EMEA:
Europe	4,439.0	4,266.9	4,010.5
Middle East and Africa	319.2	309.6	346.7
Asia-Pacific	1,847.0	1,777.9	1,746.9
Revenue	$15,689.1	$14,692.2	$14,289.1
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for 2024, 2023 and 2022 was $8,186.5 million, $7,471.6 million and $7,367.3 million, respectively.

Contract balances
Contract balances include work in process and customer advances that primarily consist of advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs.

	December 31,
	2024	2023
Work in process:
Media and production costs	$864.0	$664.4
Unbilled fees and costs and contract assets	758.2	678.1
Work in process	$1,622.2	$1,342.5
Customer advances	$1,336.1	$1,356.2
There were no impairment charges to work in process recorded in 2024 or 2023.
4. Net Income per Share
Basic and diluted net income per share:

	Year Ended December 31,
	2024	2023	2022
Net income - Omnicom Group Inc.	$1,480.6	$1,391.4	$1,316.5
Weighted average shares (millions):
Basic	196.4	199.4	205.6
Dilutive stock options and restricted shares	2.2	2.0	1.4
Diluted	198.6	201.4	207.0

Anti-dilutive stock options and restricted shares (millions):	—	—	4.3
Net income per share - Omnicom Group Inc.:
Basic	$7.54	$6.98	$6.40
Diluted	$7.46	$6.91	$6.36
5. Business Combinations
In 2024, we completed two acquisitions that increased goodwill by $784.0 million. On January 2, 2024, we acquired Flywheel Digital, the digital commerce business of Ascential plc, for a net cash purchase price of approximately $845 million. The principal tangible assets and liabilities acquired were net working capital, and the intangible assets acquired were primarily comprised of customer relationships, intellectual property and trade names aggregating $182.6 million and goodwill of $672.5 million. We expect goodwill attributed to the U.S. operations of Flywheel Digital to be tax deductible. In addition, during 2024, we acquired additional equity interests in certain majority owned subsidiaries, which are accounted for as equity transactions, and no additional goodwill was recorded. None of the acquisitions in 2024, either individually or in the aggregate, were material to our results of operations or financial condition.
The evaluation of potential acquisitions is based on various factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings, as well as our experience and judgment. Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our strategic business platforms and agency brands, through the expansion of their geographic area or their service capabilities to better serve our clients. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are derived using the performance of the acquired company and are based on predetermined formulas. At December 31, 2024 and 2023, contingent purchase price obligations were $220.1 million and $229.5 million, respectively, of which $56.0 million and $62.4 million, respectively, are current liabilities.
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

6. Goodwill and Intangible Assets
Change in goodwill:

	December 31,
	2024	2023
January 1	$10,082.3	$9,734.3
Acquisitions	761.2	51.7
Noncontrolling interests in acquired businesses	22.8	128.6
Contingent purchase price obligations of acquired businesses	—	159.7
Dispositions	(6.0)	(120.6)
Foreign currency translation	(182.9)	128.6
December 31	$10,677.4	$10,082.3
The increase in goodwill in 2024 is primarily attributable to the acquisition of Flywheel Digital. There were no goodwill impairment losses recorded in 2024 or 2023, and there are no accumulated goodwill impairment losses.
Intangible assets:

	December 31,
	2024			2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired intangible assets and internally developed strategic platform assets	$1,096.1	$(606.1)	$490.0	$902.6	$(572.9)	$329.7
Other purchased and internally developed software	258.3	(226.3)	32.0	327.9	(290.7)	37.2
Intangible Assets	$1,354.4	$(832.4)	$522.0	$1,230.5	$(863.6)	$366.9
The increase in the gross carrying value of acquired intangible assets was primarily related to the $182.6 million of combined customer relationships, intellectual property and trade name for Flywheel Digital.
Amortization of intangible assets:

	Year Ended December 31,
	2024	2023	2022
Acquired intangible assets and internally developed strategic platform assets	$87.5	$61.8	$58.8
Other purchased and internally developed software	18.1	18.5	21.5
Amortization Expense	$105.6	$80.3	$80.3
7. Debt
Credit Facilities
Our $2.5 billion unsecured multi-currency revolving credit facility, or Credit Facility, terminates on June 2, 2028. We can issue up to $2 billion of U.S. Dollar denominated commercial paper, and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program. In addition, certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom aggregating $517.4 million. All of these facilities provide additional liquidity sources for operating capital and general corporate purposes. During 2024, we did not issue commercial paper. In 2023, we had a maximum of $200 million of commercial paper outstanding during the year, the average amount outstanding was $5.1 million, the average days outstanding were 1.7 days, and the weighted average interest rate was 5.24%. At December 31, 2024, there were no outstanding borrowings under the Credit Facility and no outstanding commercial paper issuances.
The Credit Facility has a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At December 31, 2024, we were in compliance with this covenant as our Leverage Ratio was 2.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
The $600 million Delayed Draw Term Loan Agreement automatically terminated on July 15, 2024.
Short-Term Debt
Short-term debt of $21.3 million and $10.9 million at December 31, 2024 and 2023, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. The weighted average interest rate was 11.4% and 12.0%, respectively. Due to the short-term nature of this debt, carrying value approximates fair value.

Long-Term Debt

	December 31,
	2024	2023
3.65% Senior Notes due 2024	$—	$750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
€500 Million 0.80% Senior Notes due 2027	520.3	553.0
2.45% Senior Notes due 2030	600.0	600.0
4.20% Senior Notes due 2030	600.0	600.0
€500 Million 1.40% Senior Notes due 2031	520.3	553.0
2.60% Senior Notes due 2031	800.0	800.0
€600 Million 3.70% Senior Notes due 2032	624.5	—
£325 Million 2.25% Senior Notes due 2033	407.9	413.9
5.30% Senior Notes due 2034	600.0	—
Long-Term Debt, Gross	6,073.0	5,669.9
Unamortized discount	(9.5)	(7.8)
Unamortized debt issuance costs	(27.4)	(22.3)
Unamortized deferred gain (loss) from settlement of interest rate swaps	(0.8)	(0.2)
Long-Term Debt, including current portion	6,035.3	5,639.6
Current portion	—	(750.5)
Long-Term Debt	$6,035.3	$4,889.1
On August 2, 2024, Omnicom issued $600 million 5.30% Senior Notes due 2034. The net proceeds from the issuance after deducting the underwriting discount and offering expenses, were $592.4 million. The net proceeds from the issuance, along with available cash, were used to fund the repayment of our $750 million 3.65% Senior Notes on November 1, 2024.
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
Our 2.45% Senior Notes due 2030, 4.20% Senior Notes due 2030, 2.60% Senior Notes due 2031 and 5.30% Senior Notes due 2034 are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under the 3.60% Senior Notes due 2026. These notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans or advances. Such notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and OCI have, jointly and severally, fully and unconditionally guaranteed the obligations of OFH with respect to the €500 million 0.80% Senior Notes due 2027 and the €500 million 1.40% Senior Notes due 2031, and Omnicom has fully and unconditionally guaranteed the obligations of OFH with respect the €600 million 3.70% Senior Notes due 2032, collectively the Euro Notes. OFH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in Europe, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom, OCI or OFH to obtain funds from their subsidiaries through dividends, loans or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFH and each of Omnicom and OCI, as applicable.
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
Long-term debt maturities at December 31, 2024:

2025	$—
2026	1,400.0
2027	520.3
2028	—
2029	—
Thereafter	4,152.7
Long-Term Debt, Gross	$6,073.0
Interest Expense

	Year Ended December 31,
	2024	2023	2022
Long-term debt	$194.9	$165.1	$164.7
Fees	4.4	4.8	4.6
Pension and other interest	50.3	50.5	35.8
Interest rate and cross currency swaps	(1.7)	(1.9)	3.5
Interest Expense	$247.9	$218.5	$208.6
8. Segment Reporting
Our branded agency networks operate in the advertising, marketing and corporate communications services industry, and are organized into agency networks, virtual client networks, regional reporting units and operating groups or practice areas. Our networks, virtual client networks and agencies increasingly share clients and provide clients with integrated services. The main economic components of each agency are employee compensation and related costs, direct service costs and occupancy and other costs which include rent and occupancy costs, technology costs and overhead expenses. Therefore, given these similarities, we aggregate our six operating segments, which are our agency networks, into one reporting segment. The chief operating decision maker, or CODM, reviews segment operating income for each network and allocates resources accordingly. The CODM includes Omnicom’s chief executive officer, chief financial officer and chief operating officer.
Segment operating results include allocations of costs, including information technology, and other shared services costs, that are allocated using metrics designed to correlate the allocation with consumption.
Segment revenue, segment operating expenses and segment operating income of our operating segments:

	Year Ended December 31,
	2024	2023	2022
Revenue	$15,689.1	$14,692.2	$14,289.1
Segment Operating Expenses:
Salary and service costs:
Salary and related costs	$7,441.4	$7,212.8	$7,197.9
Third-party service costs	3,348.6	2,917.9	2,585.5
Third-party incidental costs	642.5	570.5	542.5
Total salary and service costs	11,432.5	10,701.2	10,325.9
Occupancy and other costs	1,274.4	1,168.8	1,168.6
Segment cost of services	12,706.9	11,870.0	11,494.5
Selling, general and administrative expenses	408.1	393.7	378.5
Depreciation and amortization	241.7	211.1	219.4
Total segment operating expenses	13,356.7	12,474.8	12,092.4
Segment Operating Income	$2,332.4	$2,217.4	$2,196.7

Reconciliation of segment operating income to operating income and income before income taxes and income from equity method investments:

	Year Ended December 31,
	2024	2023	2022
Segment Operating Income	$2,332.4	$2,217.4	$2,196.7
Real estate and other repositioning costs	57.8	191.5	—
Changes arising from the effects of the war in Ukraine	—	—	113.4
Gain on disposition of subsidiary	—	(78.8)	—
Operating Income	$2,274.6	$2,104.7	$2,083.3
Interest Expense	247.9	218.5	208.6
Interest Income	100.9	106.7	70.7
Income Before Income Taxes and Income From Equity Method Investments	$2,127.6	$1,992.9	$1,945.4
We reconcile segment operating income to income before income taxes and income from equity method investments as income tax expense is reviewed at the consolidated level and the segment managers are not held accountable for performance of net income.
The agency networks' regional reporting units comprise three principal regions: the Americas, EMEA and Asia-Pacific. The regional reporting units monitor the performance and are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and in many cases the same clients and have similar economic characteristics.
Revenue and long-lived assets and goodwill by geographic region:

	Americas	EMEA	Asia-Pacific
December 31, 2024
Revenue	$9,083.9	$4,758.2	$1,847.0
Long-lived assets and goodwill	8,166.6	3,693.9	685.2
December 31, 2023
Revenue	$8,337.8	$4,576.5	$1,777.9
Long-lived assets and goodwill	7,749.5	3,523.3	730.8
December 31, 2022
Revenue	$8,185.0	$4,357.2	$1,746.9
Long-lived assets and goodwill	7,727.0	3,315.2	757.2
9. Equity Method Investments
Income from our equity method investments was $6.9 million in 2024 and $5.2 million in each of 2023 and 2022. At December 31, 2024 and 2023, our proportionate share in the net assets of the equity method investments was $12.7 million and $17.0 million, respectively. Equity method investments are not material to our results of operations or financial condition; therefore, summarized financial information is not required to be presented.
10. Share-Based Compensation Plans
Share-based incentive awards are granted to employees under the 2021 Incentive Award Plan, or the 2021 Plan, that was approved by the shareholders. The 2021 Plan is administered by the Compensation Committee of the Board of Directors, or the Compensation Committee. Awards include stock options, restricted stock and other performance-based stock awards. The maximum number of shares of common stock that can be granted under the 2021 Plan is 14.7 million shares plus any shares awarded under the 2021 Plan and any prior plan that have been forfeited or have expired. All awards reduce the number of shares available for grant on a one-for-one basis. The terms of each award and the exercise date are determined by the Compensation Committee. The 2021 Plan does not permit the holder of an award to elect cash settlement under any circumstances. At December 31, 2024, there were 7,781,173 shares available for grant under the 2021 Plan.
Share-based compensation expense in 2024, 2023 and 2022 was $91.4 million, $84.8 million and $81.7 million, respectively. At December 31, 2024, unamortized share-based compensation that will be expensed over the next five years is $222.8 million.
We recognize a tax benefit in income tax expense and record a deferred tax asset for the share-based compensation expense recognized for financial reporting purposes that has not been deducted on our income tax return. Excess tax benefits and deficiencies represent the difference between the actual compensation deduction for tax purposes, which is calculated as the difference between the grant date price of the award, and the price of our common stock on the vesting or exercise date. Upon vesting of restricted stock awards or exercise of stock options, any excess tax benefit or deficiency related to share-based compensation is recorded in results of operations, as a component of income tax expense. In 2024 and 2023, we recognized a tax benefit of $12.3 million and $6.7 million, respectively.

Stock Options
The exercise price of stock option awards cannot be less than 100% of the market price of our common stock on the grant date and have a maximum contractual life of 10 years.
Stock option activity:

	Year Ended December 31,
	2024		2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
January 1	4,564,575	$71.81	5,127,625	$72.90	4,689,250	$74.30
Granted	—		—		853,875	68.88
Exercised	(1,297,238)	72.47	(413,750)	84.94	(157,500)	84.94
Forfeited	(182,050)	69.80	(149,300)	72.99	(258,000)	77.69
December 31	3,085,287	$71.65	4,564,575	$71.81	5,127,625	$72.90
Exercisable December 31	2,302,762	$72.47	—		423,750	$84.94
Options outstanding and exercisable:

			December 31, 2024
			Options Outstanding			Options Exercisable
Exercise Price Range			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$69.00	to	$70.00	782,525	7.6 years	$69.23	—
$72.00	to	$73.00	2,302,762	6.9 years	72.47	2,302,762	$72.47
			3,085,287		$71.65	2,302,762	$72.47
The grant date fair value of $12.60 for the 2022 option awards was determined using the Black-Scholes option valuation model. The assumptions, without adjusting for forfeitures and lack of liquidity, were: an expected life ranging from 6.5 years to 7.5 years, risk free interest rate ranging from 3.0% to 3.1%, expected volatility ranging from 24.5% to 24.7%, and dividend yield ranging from 4.2% to 4.5%.
Restricted Stock
Restricted stock activity:

	Year Ended December 31,
	2024	2023	2022
January 1	2,802,297	3,010,343	2,932,836
Granted	1,459,525	1,010,575	1,147,496
Vested	(878,247)	(915,245)	(889,736)
Forfeited	(232,061)	(303,376)	(180,253)
December 31	3,151,514	2,802,297	3,010,343

Weighted average grant date fair value of shares granted in the period	$81.39	$84.33	$59.02
Weighted average grant date fair value at December 31	$71.59	$64.84	$61.11
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

PRSU activity:

	Year Ended December 31,
	2024		2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
January 1	563,036	$81.11	570,235	$71.19	533,890	$70.42
Granted	177,059	93.19	178,998	92.18	218,127	76.79
Distributed	(165,911)	74.89	(186,197)	61.36	(181,782)	75.64
December 31	574,184	$86.63	563,036	$81.11	570,235	$71.19
Employee Stock Purchase Plan
The employee stock purchase plan, or ESPP, enables employees to purchase our common stock through payroll deductions over each plan quarter at 95% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974, or ERISA. In 2024, 2023 and 2022, employees purchased 56,473 shares, 65,644 shares and 72,672 shares, respectively. All shares purchased were issued from treasury stock, for which we received $5.1 million, $5.3 million and $5.2 million, respectively. At December 31, 2024, there were 8,174,023 shares available under the ESPP.
11. Income Taxes
Income before income taxes:

	Year Ended December 31,
	2024	2023	2022
Domestic	$940.0	$696.0	$789.3
International	1,187.6	1,296.9	1,156.1
Income Before Income Taxes	$2,127.6	$1,992.9	$1,945.4
Income tax expense (benefit):

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. federal	$183.8	$154.2	$180.1
U.S. state and local	46.6	34.8	57.0
International	309.9	330.8	287.4
	540.3	519.8	524.5
Deferred:
U.S. federal	17.5	10.9	11.1
U.S. state and local	1.3	1.3	(0.3)
International	1.4	(7.1)	11.5
	20.2	5.1	22.3
Income Tax Expense	$560.5	$524.9	$546.8
Reconciliation from the statutory U.S. federal income tax rate to effective tax rate:

	Year Ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
U.S. state and local income taxes, net of U.S. federal income tax benefit	1.7	1.4	2.3
Impact of foreign operations	3.8	3.9	3.5
Other, including impact of war in Ukraine	(0.2)	—	1.3
Effective tax rate	26.3%	26.3%	28.1%

Our effective tax rate for 2024 remained flat year-over-year at 26.3%. The effective tax rate for 2024 was favorably impacted by the windfall tax benefit on share-based compensation. The effective tax rate for 2023 includes an increase of approximately $10.7 million in income tax expense related to a lower tax benefit in certain jurisdictions for the real estate and other repositioning costs in the period and an increase in the U.K. statutory tax rate, partially offset by approximately $10.0 million of favorable impacts from the resolution of certain non-U.S. tax positions.
Numerous foreign jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion, or Pillar Two, model rules issued by the Organization for Economic Co-operation and Development. A minimum effective tax rate of 15% would apply to multinational companies with consolidated revenue above €750 million.
Under the Pillar Two rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. The provisions effective in 2024 did not have a materially adverse impact on our results of operations, financial condition or cash flows.
The Tax Cuts and Jobs Act of 2017, or the Tax Act, imposed a one-time tax, the transition tax, on the accumulated earnings of foreign subsidiaries. At December 31, 2024 and 2023, the remaining transition tax liability was $41.2 million and $68.9 million, respectively. The transition tax is expected to be fully paid by 2026. The Tax Act also implemented a territorial tax system that allows us to repatriate earnings of our foreign subsidiaries without incurring additional U.S. tax by providing a 100% dividend exemption. While a territorial tax system limits U.S. federal income tax to domestic source income, foreign source income is subject to tax in the appropriate foreign jurisdiction at the local rate, which in certain jurisdictions may be higher than the U.S. federal statutory income tax rate of 21%. Therefore, the foreign tax rate differential will cause our effective tax rate to be higher than the U.S. federal statutory income tax rate. The international tax rate differentials in 2024 and 2023 are primarily attributed to our earnings in Germany, Australia, Italy, Japan and Brazil being taxed at higher rates than the U.S. statutory tax rate.
We have elected to account for any tax on the global intangible low-taxed income, or GILTI, in the period in which it is incurred. We provided $5.5 million and $17.0 million in 2024 and 2023, respectively, for tax impact of GILTI.
Deferred tax assets and liabilities and balance sheet classification:

	December 31,
	2024	2023
Deferred tax assets:
Compensation	$136.1	$153.8
Tax loss and credit carryforwards	78.2	78.6
Basis differences from acquisitions	53.2	41.2
Basis differences from short-term assets and liabilities	27.6	33.3
Capitalized research and development expenditures	106.8	64.8
Deferred tax assets	401.9	371.7
Valuation allowance	(17.0)	(18.9)
Deferred tax assets, net	$384.9	$352.8
Deferred tax liabilities:
Goodwill and intangible assets	$707.5	$687.3
Unremitted foreign earnings	44.1	71.1
Basis differences from investments	5.2	3.8
Financial instruments	—	0.9
Other	44.4	45.3
Deferred tax liabilities	$801.2	$808.4

Long-term deferred tax assets	$75.5	$73.5
Long-term deferred tax liabilities	$491.8	$529.1
We have concluded that it is more likely than not that we will be able to realize our net deferred tax assets in future periods because results of future operations are expected to generate sufficient taxable income. At December 31, 2024 and 2023, the valuation allowance of $17.0 million and $18.9 million, respectively, relates to tax losses and tax credit carryforwards in the U.S. and in international jurisdictions. Tax loss and credit carryforwards for which there is no valuation allowance are available for periods ranging from 2025 to 2044, which is longer than the forecasted utilization of such carryforwards.

Reconciliation of unrecognized tax benefits:

	December 31,
	2024	2023
January 1	$167.8	$167.6
Additions:
Current year tax positions	15.7	3.3
Prior year tax positions	4.4	4.3
Reduction of prior year tax positions	(2.5)	(7.9)
Settlements	(2.6)	—
Foreign currency translation	(1.3)	0.5
December 31	$181.5	$167.8
Substantially all the liability for uncertain tax positions is recorded in long-term liabilities. At December 31, 2024 and 2023, approximately $175.1 million and $161.7 million, respectively, of the liability for uncertain tax positions would affect our effective tax rate upon resolution of the uncertain tax positions.
Income tax expense in 2024, 2023 and 2022 includes $4.4 million, $3.2 million and $4.3 million, respectively, of interest, net of tax benefit, and penalties related to tax positions taken on our tax returns. At December 31, 2024 and 2023, accrued interest and penalties were $23.5 million and $19.9 million, respectively.
We file a consolidated U.S. federal income tax return and income tax returns in various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions. Our principal foreign jurisdictions include the U.K., France and Germany. The Internal Revenue Service has completed its examination of our U.S. federal tax returns through 2017. Tax returns in the U.K., France and Germany have been examined through 2021, 2019 and 2017, respectively.
12. Pension and Other Postemployment Benefits
Defined Contribution Plans
Our domestic and international subsidiaries provide retirement benefits for their employees primarily through defined contribution profit sharing and savings plans. Contributions to the plans vary by subsidiary and have generally been in amounts up to the maximum percentage of total eligible compensation of participating employees that is deductible for income tax purposes. Contribution expense was $87.9 million, $127.9 million and $123.2 million in 2024, 2023 and 2022, respectively.
Defined Benefit Pension Plans
Two of our U.S. businesses and several of our non-U.S. businesses sponsor noncontributory defined benefit pension plans. These plans provide benefits to employees based on formulas recognizing length of service and earnings. The U.S. plans are subject to ERISA and cover approximately 700 participants. These plans are closed to new participants and do not accrue future benefit credits. The non-U.S. plans, which include statutory plans, are not subject to ERISA and cover approximately 12,000 participants.
We have a Senior Executive Restrictive Covenant and Retention Plan, or Senior Executive Retention Plan, for certain executive officers and senior executives selected by the Compensation Committee. In 2024, we adopted a Key Executive Restrictive Covenant and Retention Plan, or Key Executive Retention Plan, for certain key employees who are not executive officers selected by the Compensation Committee. These plans are non-qualified deferred compensation severance plans that are not subject to ERISA. These plans were adopted to secure non-competition, non-solicitation, non-disparagement and ongoing consulting services from such individuals and to strengthen the retention aspect of executive officer, senior executive or key executive compensation.
The Senior Executive Retention Plan provides annual payments to the participants or to their beneficiaries upon termination following at least seven years of service with Omnicom or its subsidiaries. A participant’s annual benefit is payable for 15 consecutive calendar years following termination, but in no event prior to age 55. The annual benefit is generally equal to the lesser of (i) the participant’s final average pay times an applicable percentage, which is based upon the executive’s years of service as an executive officer, not to exceed 35% or (ii) $1.5 million adjusted for cost-of-living, not to exceed 2.5% per year. The Senior Executive Retention Plan is not funded, and benefits are paid when due.
The Key Executive Retention Plan provides annual payments to the participants or to their beneficiaries upon termination following at least six years of service from the date of the participant’s award agreement with Omnicom or its subsidiaries. A participant’s annual benefit is payable for 12 consecutive calendar years following termination, but in no event prior to age 55. The annual benefit is equal to the lesser of (i) the participant’s final average pay times an applicable percentage, which is based upon the employee’s years of service, not to exceed 65% or (ii) $1.0 million. The annual benefit vests 100% after six years of service from the date of the award agreement. The Key Executive Retention Plan is not funded, and benefits are paid when due.

Postemployment Arrangements
We have executive retirement agreements under which benefits will be paid to participants or to their beneficiaries over periods up to ten years beginning after cessation of full-time employment. Our postemployment arrangements are unfunded and benefits are paid when due.
Pension and other postemployment benefits net periodic benefit expense:

	Defined Benefit Pension Plans			Postemployment Arrangements
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Service cost	$1.6	$2.4	$2.8	$2.9	$3.4	$4.5
Interest cost	8.5	11.1	5.6	5.9	5.7	2.6
Expected return on plan assets	(2.2)	(0.3)	(1.4)	—	—	—
Amortization of prior service cost	0.4	0.3	0.4	4.4	3.8	3.8
Amortization of actuarial loss	0.8	0.7	4.0	0.2	—	2.5
Net Periodic Benefit Expense	$9.1	$14.2	$11.4	$13.4	$12.9	$13.4
Included in AOCI for Defined Benefit Pension Plans at December 31, 2024 and 2023 were unrecognized costs for actuarial gains and losses and prior service cost of $6.5 million ($4.5 million net of income taxes) and $15.9 million ($11.0 million net of income taxes), respectively, that have not yet been recognized in net periodic benefit cost. The unrecognized costs for actuarial gains and losses and prior service cost included in AOCI and expected to be recognized in net periodic benefit cost in 2025 is a benefit of $0.4 million.
Included in AOCI for Postemployment Arrangements at December 31, 2024 and 2023 were unrecognized costs for actuarial gains and losses and prior service cost of $25.3 million ($17.6 million net of income taxes) and $41.1 million ($28.8 million net of income taxes), respectively, that have not yet been recognized in the net periodic benefit cost. The unrecognized costs for actuarial gains and losses and prior service cost included in AOCI and expected to be recognized in net periodic benefit cost in 2025 is $3.7 million.
Weighted average assumptions:

	Defined Benefit Pension Plans			Postemployment Arrangements
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Discount rate	4.5%	4.7%	2.1%	4.5%	4.7%	1.8%
Compensation increases	3.4%	2.6%	2.6%	3.5%	3.5%	3.5%
Expected return on plan assets	2.2%	1.5%	1.6%
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
Our funding policy is to contribute amounts sufficient to meet minimum funding requirements in accordance with the applicable employee benefit and tax laws that the plans are subject to, plus such additional amounts as we may determine to be appropriate. In 2024 and 2023, we contributed $10.6 million and $8.8 million, respectively, to the defined benefit pension plans. We do not expect the contributions for 2025 to differ materially from the 2024 contributions.

Change in benefit obligation and fair value of plan assets:

	Defined Benefit Pension Plans		Postemployment Arrangements
	Year Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
Benefit obligation:
Benefit obligation, January 1	$224.3	$228.6	$142.2	$130.8
Service cost	1.6	2.4	2.9	3.4
Interest cost	8.5	11.1	5.9	5.7
Amendments, curtailments and settlements	16.1	(0.4)	(0.6)	6.9
Actuarial (gain) loss	(23.1)	(2.1)	(12.4)	6.3
Benefits paid	(11.7)	(12.4)	(11.4)	(10.9)
Foreign currency translation	0.3	(2.9)	—	—
Benefit obligation, December 31	$216.0	$224.3	$126.6	$142.2
Fair value of plan assets:
Fair value of plan assets, January 1	$45.5	$44.0	$—	$—
Actual return on plan assets	2.0	3.9	—	—
Employer contributions	10.6	8.8	—	—
Benefits paid	(11.7)	(12.4)	—	—
Foreign currency translation and other	(0.5)	1.2	—	—
Fair value of plan assets, December 31	$45.9	$45.5	$—	$—
Funded status, December 31	$(170.1)	$(178.8)	$(126.6)	$(142.2)
Funded status recognized in the balance sheet:
Other assets	$1.5	$2.1	$—	$—
Other current liabilities	(10.7)	(8.6)	(13.5)	(11.9)
Long-term liabilities	(160.9)	(172.3)	(113.1)	(130.3)
	$(170.1)	$(178.8)	$(126.6)	$(142.2)
Weighted average assumptions:

Discount rate	5.2%	4.6%	5.3%	4.6%
Compensation increases	2.5%	3.5%	3.5%	3.5%
At December 31, 2024 and 2023, the accumulated benefit obligation for our defined benefit pension plans was $169.1 million and $179.5 million, respectively.
Defined benefit pension plans with benefit obligations in excess of plan assets:

	Year Ended December 31,
	2024	2023
Benefit obligation	$(208.3)	$(215.5)
Plan assets	36.7	34.7
	$(171.6)	$(180.8)
At December 31, 2024, the estimated pension and other postemployment benefits expected to be paid over the next 10 years:

	Defined Benefit Pension Plans	Postemployment Arrangements
2025	$12.3	$13.5
2026	11.8	12.2
2027	12.6	13.7
2028	16.0	13.4
2029	22.2	12.7
2030 - 2034	102.0	48.0

13. Real Estate and Other Repositioning Costs
In connection with our strategic initiatives, for the year ended December 31, 2024, operating expenses included $57.8 million ($42.9 million after-tax), primarily reflecting severance actions related to ongoing efficiency initiatives, including strategic agency consolidation in our smaller international markets and the launch of our centralized production strategy.
In connection with the transition to a flexible working environment, a hybrid model which allows for partial remote work, we took certain actions in the first quarter of 2023 to reduce and reposition our office lease portfolio. In the second quarter of 2023, as a result of our continuing efforts to increase efficiencies and relevant skill sets to meet client demands, we incurred severance charges and other exit costs associated with rebalancing our workforce and consolidating operations in certain markets. As a result, for the year ended December 31, 2023, operating expenses included $191.5 million ($145.5 million after-tax), related to non-cash impairment charges for the operating lease right-of-use, or ROU, assets, severance charges, and other exit costs. All severance and other costs were paid during the year ended December 31, 2023. Substantially all of the operating lease payments related to the ROU assets will be paid out through December 31, 2026.
14. Dispositions of Subsidiaries
In April 2023, we disposed of certain research businesses included in our Execution & Support discipline for the net proceeds of $180.5 million. As a result, we recorded a pretax gain of $78.8 million. The disposition did not have a material impact on our ongoing results of operations or financial condition.
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
16. Supplemental Cash Flow Data
Change in operating capital:

	Year Ended December 31,
	2024	2023	2022
(Increase) decrease in accounts receivable	$(597.1)	$(513.9)	$(129.1)
(Increase) decrease in work in process and other current assets	(316.9)	(121.8)	(197.9)
Increase (decrease) in accounts payable	997.5	602.3	(350.1)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(229.1)	(399.6)	(97.8)
Change in other assets and liabilities, net	(85.6)	(29.9)	(69.1)
Increase (decrease) in operating capital	$(231.2)	$(462.9)	$(844.0)
Supplemental financial information:

	Year Ended December 31,
	2024	2023	2022
Income taxes paid	$544.1	$474.3	$450.3
Interest paid	$156.4	$162.8	$173.9
Non-cash increase in lease liabilities:

	Year Ended December 31,
	2024	2023
Operating leases	$231.1	$206.9
Finance leases	$47.1	$48.2
17. Noncontrolling Interests
Changes in the ownership interests in our less than 100% owned subsidiaries:

	Year Ended December 31,
	2024	2023	2022
Net income attributed to Omnicom Group Inc.	$1,480.6	$1,391.4	$1,316.5
Net transfers (to) from noncontrolling interests	(10.0)	(88.1)	(17.1)
Change from net income attributed to Omnicom Group Inc. and transfers (to) from noncontrolling interests	$1,470.6	$1,303.3	$1,299.4

18. Leases and Property and Equipment
Leases

	Year Ended December 31,
	2024	2023
Operating lease cost:
Operating lease cost	$209.6	$216.2
Variable lease cost	16.5	29.9
Short-term lease cost	3.9	2.5
Sublease income	(0.9)	(3.7)
Total Operating Lease Cost	$229.1	$244.9
Finance lease cost:
Depreciation of ROU assets	$58.9	$58.9
Interest	8.3	7.4
Total Finance Lease Cost	$67.2	$66.3
Total Lease Cost	$296.3	$311.2
Future lease payments:

	December 31
	Operating Leases	Finance Leases
2025	$238.5	$55.7
2026	208.8	37.1
2027	162.7	22.2
2028	127.7	9.1
2029	98.2	3.5
Thereafter	449.2	2.2
Total lease payments	1,285.1	129.8
Less: Interest	266.4	8.1
Present Value of Lease Liabilities	$1,018.7	$121.7
Balance sheet classification of operating leases:

	December 31,
	2024	2023
Operating Lease ROU Assets	$1,043.6	$1,046.4
Operating lease liability:
Other current liabilities	$204.5	$217.3
Long-term liability - operating leases	814.2	853.0
Total Operating Lease Liability	$1,018.7	$1,070.3
At December 31, 2024 and 2023, office space and equipment operating leases had a weighted average remaining lease term of 6.2 and 6.4 years, respectively, and a weighted average discount rate of 3.9% and 3.7%, respectively.
Property and Equipment
Property and equipment:

	December 31,
	2024	2023
Property and equipment - owned	$1,520.3	$1,620.9
Equipment under finance leases	401.3	404.4
Property and Equipment, Gross	1,921.6	2,025.3
Accumulated depreciation	(1,096.9)	(1,150.4)
Property and Equipment, Net	$824.7	$874.9
At December 31, 2024 and 2023, finance leases had a weighted average remaining lease term of 2.6 years and 2.9 years, respectively, and a weighted average discount rate of 7.3% and 6.6%, respectively.

19. Temporary Equity - Redeemable Noncontrolling Interests
Owners of noncontrolling equity interests in certain of our subsidiaries have the right in certain circumstances to require us to purchase all or a portion of their equity interest at fair value as defined in the applicable agreements. In most cases we have a protective call right under similar terms. Assuming that the subsidiaries perform at their current and projected profit levels, at December 31, 2024, the aggregate estimated amount we could be required to pay in future periods is $429.0 million, of which $179.6 million is currently exercisable by the holders. If these rights are exercised, there would be an increase in net income attributable to Omnicom as a result of our increased ownership interest and the reduction of net income attributable to noncontrolling interests. The ultimate amount paid could be significantly different because the redemption amount depends on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. Upon redemption, the difference between the estimated redemption value and the actual amount paid is recorded in additional paid-in capital.
20. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not expect that such proceedings will have a material adverse effect on our business, results of operations or financial condition.
21. Accumulated Other Comprehensive Income (Loss)
Changes in AOCI, net of income taxes:

	Cash Flow Hedge	Pension and Other Postemployment Benefits	Foreign Currency Translation	Total
January 1, 2023	$(12.1)	$(41.3)	$(1,384.5)	$(1,437.9)
Other comprehensive income (loss) before reclassifications	—	(4.8)	97.7	92.9
Reclassification from accumulated other comprehensive income (loss)	4.0	3.4	—	7.4
December 31, 2023	(8.1)	(42.7)	(1,286.8)	(1,337.6)
Other comprehensive income (loss) before reclassifications	—	13.1	(158.6)	(145.5)
Reclassification from accumulated other comprehensive income (loss)	3.1	4.1	—	7.2
December 31, 2024	$(5.0)	$(25.5)	$(1,445.4)	$(1,475.9)
,
22. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis:

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$4,339.4			$4,339.4
Marketable equity securities	0.9			0.9
Cross currency swaps - net investment hedge		$9.3		9.3
Liabilities:
Foreign currency derivatives		$0.1		$0.1
Contingent purchase price obligations			$220.1	220.1
December 31, 2023
Assets:
Cash and cash equivalents	$4,432.0			$4,432.0
Marketable equity securities	0.9			0.9
Liabilities:
Cross currency swaps - net investment hedge		$6.6		$6.6
Contingent purchase price obligations			$229.5	229.5

Changes in contingent purchase price obligations:

	December 31,
	2024	2023
January 1	$229.5	$115.0
Acquisitions	39.2	217.4
Revaluation and interest	(5.1)	(36.1)
Payments	(42.4)	(67.7)
Foreign currency translation	(1.1)	0.9
December 31	$220.1	$229.5
Carrying amount and fair value of our financial assets and liabilities:

	December 31,
	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$4,339.4	$4,339.4	$4,432.0	$4,432.0
Marketable equity securities	0.9	0.9	0.9	0.9
Non-marketable equity securities	36.8	36.8	6.7	6.7
Cross currency swaps - net investment hedge	9.3	9.3	—	—
Liabilities:
Short-term debt	$21.3	$21.3	$10.9	$10.9
Foreign currency derivatives	0.1	0.1	—	—
Cross currency swaps - net investment hedge	—	—	6.6	6.6
Contingent purchase price obligations	220.1	220.1	229.5	229.5
Long-term debt	6,035.3	5,664.9	5,639.6	5,237.8
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
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivatives. We periodically determine the potential loss from market risk on our derivatives by performing a value-at-risk, or VaR, analysis. VaR is a statistical model that uses historical currency exchange rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2024 was not significant.
Foreign Currency Exchange Risk
As an integral part of our global treasury operations, we centralize our cash and use notional multicurrency pools to manage the foreign currency exchange risk that arises from imbalances between subsidiaries and their respective treasury centers. In addition, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward foreign exchange contracts. To manage this risk, at December 31, 2024, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $4.7 million. At December 31, 2023, there were no outstanding forward foreign exchange contracts.
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
We have fixed-to-fixed cross currency swaps with a notional value of $150 million that hedge a portion of the net investment in our Japanese subsidiaries against volatility in the Yen/U.S. Dollar exchange rate. The swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2025 and 2029. Changes in the fair value of the swaps are recognized in foreign currency translation and are reported in AOCI. Any gain or loss will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying operations. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. We receive net fixed U.S. Dollar interest payments from the swaps. We recorded a reduction of interest expense of $6.6 million in each of 2024 and 2023. At December 31, 2024, an asset of $9.3 million is recorded in other assets, and at December 31, 2023, a liability of $6.6 million is recorded in long-term liabilities, for the swap fair value.
Interest Rate Risk
We may use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. In 2024 and 2023, we did not have any interest rate swaps. At December 31, 2024 and 2023, long-term debt consisted entirely of fixed-rate debt.
24. New Accounting Standards
On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), that requires, additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. We will adopt ASU 2024-03 for annual periods beginning on January 1, 2027, and for interim periods beginning on January 1, 2028. ASU 2024-03 affects financial statement disclosure only, and its adoption will not affect our results of operations or financial condition.
25. Subsequent Events
We have evaluated events subsequent to the balance sheet date and determined there have not been any events that have occurred that would require adjustment to or disclosure in the consolidated financial statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2024
(In millions)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustment Increase (Decrease)	Balance End of Period
Valuation accounts deducted from assets:
Allowance for Doubtful Accounts:
December 31, 2024	$17.2	$(2.7)	$0.9	$(0.4)	$15.0
December 31, 2023	24.7	(2.8)	(5.1)	0.4	17.2
December 31, 2022	21.7	6.1	(2.4)	(0.7)	24.7

S-1