Form 10-Q
period 2025-03-31
OMNICOM GROUP INC.
filed 2025-04-16
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 9, 2025, there were 195,109,410 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$3,378.3	$4,339.4
Accounts receivable, net of allowance for doubtful accounts of $15.5 and $15.0	8,229.0	9,242.0
Work in process	1,930.2	1,622.2
Other current assets	1,097.8	1,019.4
Total Current Assets	14,635.3	16,223.0
Property and Equipment at cost, less accumulated depreciation of $1,141.8 and $1,096.9	830.0	824.7
Operating Lease Right-Of-Use Assets	1,027.8	1,043.6
Equity Method Investments	61.2	59.0
Goodwill	10,781.5	10,677.4
Intangible Assets, net of accumulated amortization of $855.2 and $832.4	512.9	522.0
Other Assets	265.0	271.0
TOTAL ASSETS	$28,113.7	$29,620.7

LIABILITIES AND EQUITY:
Current Liabilities:
Accounts payable	$10,764.8	$12,484.4
Customer advances	1,283.5	1,336.1
Short-term debt	19.1	21.3
Taxes payable	425.4	402.5
Other current liabilities	2,052.6	2,056.0
Total Current Liabilities	14,545.4	16,300.3
Long-Term Liabilities	805.0	804.2
Long-Term Liability - Operating Leases	792.4	814.2
Long-Term Debt	6,116.5	6,035.3
Deferred Tax Liabilities	486.0	491.8
Commitments and Contingent Liabilities (Note 10)
Temporary Equity - Redeemable Noncontrolling Interests	434.7	429.0
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	495.4	472.1
Retained earnings	11,650.4	11,500.5
Accumulated other comprehensive income (loss)	(1,395.8)	(1,475.9)
Treasury stock, at cost	(6,421.4)	(6,347.8)
Total Shareholders’ Equity	4,373.2	4,193.5
Noncontrolling interests	560.5	552.4
Total Equity	4,933.7	4,745.9
TOTAL LIABILITIES AND EQUITY	$28,113.7	$29,620.7

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$3,690.4	$3,630.5
Operating Expenses:
Salary and service costs	2,746.3	2,692.6
Occupancy and other costs	314.6	314.1
Cost of services	3,060.9	3,006.7
Selling, general and administrative expenses	117.9	85.3
Depreciation and amortization	59.0	59.6
Total Operating Expenses	3,237.8	3,151.6
Operating Income	452.6	478.9
Interest Expense	59.1	53.8
Interest Income	29.7	27.0
Income Before Income Taxes and Income From Equity Method Investments	423.2	452.1
Income Tax Expense	120.7	116.0
Income From Equity Method Investments	0.9	0.9
Net Income	303.4	337.0
Net Income Attributed To Noncontrolling Interests	15.7	18.4
Net Income - Omnicom Group Inc.	$287.7	$318.6
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.46	$1.61
Diluted	$1.45	$1.59
Weighted Average Shares:
Basic	196.7	197.9
Diluted	198.3	200.1

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Net Income	$303.4	$337.0
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	1.4	1.4
Income tax effect	(0.4)	(0.4)
Cash flow hedge, net of tax	1.0	1.0
Pension and other postemployment benefits:
Amortization of prior service cost	1.7	1.2
Amortization of actuarial losses	0.5	0.3
Income tax effect	(1.8)	(1.7)
Pension plans and other postemployment benefits, net of tax	0.4	(0.2)
Foreign currency translation adjustment	83.7	(86.3)
Other Comprehensive Income (Loss)	85.1	(85.5)
Comprehensive Income	388.5	251.5
Comprehensive Income Attributed To Noncontrolling Interests	20.7	11.2
Comprehensive Income - Omnicom Group Inc.	$367.8	$240.3

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Common Stock, shares	297.2	297.2
Common Stock, par value	$44.6	$44.6
Additional Paid In Capital:
Beginning Balance	472.1	492.0
Net change in noncontrolling interests	(1.4)	24.6
Change in temporary equity	(0.1)	(16.4)
Share-based compensation	20.8	22.1
Stock issued, share-based compensation	4.0	(10.3)
Ending Balance	495.4	512.0
Retained Earnings:
Beginning Balance	11,500.5	10,571.5
Net income	287.7	318.6
Common stock dividends declared	(137.8)	(138.8)
Ending Balance	11,650.4	10,751.3
Accumulated Other Comprehensive Income (Loss):
Beginning Balance	(1,475.9)	(1,337.6)
Other comprehensive income (loss)	80.1	(78.3)
Ending Balance	(1,395.8)	(1,415.9)
Treasury Stock:
Beginning Balance	(6,347.8)	(6,154.2)
Stock issued, share-based compensation	7.9	13.6
Common stock repurchased	(81.5)	(181.9)
Ending Balance	(6,421.4)	(6,322.5)
Shareholders' Equity	4,373.2	3,569.5
Noncontrolling Interests:
Beginning Balance	552.4	608.8
Net income	15.7	18.4
Other comprehensive income (loss)	5.0	(7.2)
Dividends to noncontrolling interests	(13.0)	(13.3)
Net change in noncontrolling interests	0.4	(42.0)
Ending Balance	560.5	564.7
Total Equity	$4,933.7	$4,134.2

Dividends Declared Per Common Share	$0.70	$0.70

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income	$303.4	$337.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	33.2	33.8
Amortization of intangible assets	25.8	25.8
Share-based compensation	20.8	22.1
Other, net	3.3	(3.6)
Use of operating capital	(1,173.3)	(1,033.6)
Net Cash Used In Operating Activities	(786.8)	(618.5)
Cash Flows From Investing Activities:
Capital expenditures	(29.5)	(23.1)
Acquisition of businesses and interests in affiliates, net of cash acquired	(0.8)	(801.5)
Other, net	43.0	(13.7)
Net Cash Provided By (Used In) Investing Activities	12.7	(838.3)
Cash Flows From Financing Activities:
Proceeds from borrowings	—	645.9
Change in short-term debt	(3.2)	0.3
Dividends paid to common shareholders	(137.7)	(138.8)
Repurchases of common stock	(81.0)	(180.1)
Proceeds from stock plans	11.5	2.1
Acquisition of additional noncontrolling interests	(0.4)	(10.4)
Dividends paid to noncontrolling interest shareholders	(13.0)	(13.3)
Payment of contingent purchase price obligations	(2.8)	(0.5)
Other, net	(14.8)	(21.8)
Net Cash (Used In) Provided By Financing Activities	(241.4)	283.4
Effect of foreign exchange rate changes on cash and cash equivalents	54.4	(85.8)
Net Decrease in Cash and Cash Equivalents	(961.1)	(1,259.2)
Cash and Cash Equivalents at the Beginning of Period	4,339.4	4,432.0
Cash and Cash Equivalents at the End of Period	$3,378.3	$3,172.8

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Presentation of Financial Statements
The terms “Omnicom,” “the Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and its subsidiaries, unless the context indicates otherwise. The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP or GAAP, for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures have been condensed or omitted. All intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Unless otherwise noted, dollars in tables are in millions, except per share amounts.
In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, or 2024 10-K. Results for the interim periods are not necessarily indicative of results that may be expected for the year.
Agreement to Acquire IPG
On December 8, 2024, Omnicom entered into an Agreement and Plan of Merger, or the Merger Agreement, by and among Omnicom, EXT Subsidiary Inc., a direct wholly owned subsidiary of Omnicom, or Merger Sub, and The Interpublic Group of Companies, Inc., or IPG, pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into IPG, or the Merger, with IPG surviving the Merger as a wholly owned subsidiary of Omnicom. On March 18, 2025, the shareholders of each of Omnicom and IPG approved the Merger. The completion of the Merger is subject to customary closing conditions, including required regulatory approvals, which are ongoing. If completed, the Merger is expected to have a material impact on our ongoing results of operations and financial condition. In the first quarter of 2025, we recorded $33.8 million of acquisition related costs related to the Merger in selling, general and administrative expenses. The results of IPG are not included in our 2025 or 2024 results of operations or financial position.
Risks and Uncertainties
Global economic conditions and disruptions, including geopolitical events, international hostilities, acts of terrorism, public health crises, inflation or stagflation, tariffs and other trade barriers, central bank interest rate policies in countries that comprise our major markets, labor and supply chain issues affecting the distribution of our clients’ products, or a disruption in the credit markets could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and discipline. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
Accounting Changes
On January 1, 2025, ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), became effective and requires, among other things, greater disaggregation of information in the rate reconciliation and for paid income taxes to be disaggregated by jurisdiction. ASU 2023-09 affects financial statement disclosure only, which is not required until year end 2025 and, as a result, does not affect our results of operations or financial condition.
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

Economic factors affecting our revenue
Global economic conditions and disruptions have a direct impact on our revenue. Adverse economic conditions and disruptions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.
Revenue by discipline:

	Three Months Ended March 31,
	2025	2024
Media & Advertising	$2,048.2	$1,954.2
Precision Marketing	450.3	425.4
Public Relations	362.7	383.5
Healthcare	305.7	317.0
Branding & Retail Commerce	159.5	185.5
Experiential	154.2	155.7
Execution & Support	209.8	209.2
Revenue	$3,690.4	$3,630.5
Beginning in the first quarter of 2025, we realigned the classification of certain services, primarily within our Media & Advertising, Branding & Retail Commerce, Precision Marketing and Public Relations disciplines. As a result, we reclassified the prior year periods to be consistent with the revised classifications.
Revenue by geographic market:

	Three Months Ended March 31,
	2025	2024
Americas:
North America	$2,111.5	$2,040.9
Latin America	96.4	96.5
EMEA:
Europe	995.0	1,005.8
Middle East and Africa	70.8	79.6
Asia-Pacific	416.7	407.7
Revenue	$3,690.4	$3,630.5
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended March 31, 2025 and 2024 was $2,007.0 million and $1,925.9 million, respectively.
Contract balances
Contract balances include work in process and customer advances that primarily consist of advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs.

	March 31, 2025	December 31, 2024	March 31, 2024
Work in process:
Media and production costs	$899.2	$864.0	$788.8
Unbilled fees and costs and contract assets	1,031.0	758.2	922.8
Work in process	$1,930.2	$1,622.2	$1,711.6
Customer advances	$1,283.5	$1,336.1	$1,238.2
There were no impairment charges recorded in work in process in the three months ended March 31, 2025 and 2024.

3. Net Income per Share
Basic and diluted net income per share:

	Three Months Ended March 31,
	2025	2024
Net Income - Omnicom Group Inc.	$287.7	$318.6
Weighted Average Shares (millions):
Basic	196.7	197.9
Dilutive stock options and restricted shares	1.6	2.2
Diluted	198.3	200.1

Anti-dilutive stock options and restricted shares (millions)	1.1	—
Net Income per Share - Omnicom Group Inc.:
Basic	$1.46	$1.61
Diluted	$1.45	$1.59
4. Goodwill and Intangible Assets
Change in goodwill:

	Three Months Ended March 31,
	2025	2024
January 1	$10,677.4	$10,082.3
Acquisitions	2.4	688.3
Noncontrolling interests in acquired businesses	2.5	—
Contingent purchase price obligations of acquired businesses	2.4	—
Dispositions	(20.6)	(5.9)
Foreign currency translation	117.4	(70.9)
March 31	$10,781.5	$10,693.8
The increase in goodwill in the three months ended March 31, 2024 is primarily attributable to the acquisition of Flywheel Digital in January 2024. There were no goodwill impairment charges recorded in the three months ended March 31, 2025 and 2024, and there are no accumulated goodwill impairment charges.
Intangible assets:

	March 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired intangible assets and internally developed strategic platform assets	$1,095.6	$(614.7)	$480.9	$1,096.1	$(606.1)	$490.0
Other purchased and internally developed software	272.5	(240.5)	32.0	258.3	(226.3)	32.0
Total Intangible Assets	$1,368.1	$(855.2)	$512.9	$1,354.4	$(832.4)	$522.0
Amortization of intangible assets:

	Three Months Ended March 31,
	2025	2024
Acquired intangible assets and internally developed strategic platform assets	$21.8	$21.5
Other purchased and internally developed software	4.0	4.3
Amortization Expense	$25.8	$25.8

5. Debt
Credit Facilities
Our $2.5 billion unsecured multi-currency revolving credit facility, or Credit Facility, terminates on June 2, 2028. We can issue up to $2 billion of U.S. Dollar denominated commercial paper, and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program. In addition, certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom, aggregating $520.6 million. All of these facilities provide additional liquidity sources for operating capital and general corporate purposes. During the three months ended March 31, 2025 and 2024, there were no drawings under the Credit Facility and no commercial paper issuances.
The Credit Facility has a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At March 31, 2025, we were in compliance with this covenant as our Leverage Ratio was 2.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt of $19.1 million and $21.3 million at March 31, 2025 and December 31, 2024, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.
Long-Term Debt
Long-term debt:

	March 31, 2025	December 31, 2024
3.60% Senior Notes due 2026	$1,400.0	$1,400.0
€500 million 0.80% Senior Notes due 2027	541.3	520.3
2.45% Senior Notes due 2030	600.0	600.0
4.20% Senior Notes due 2030	600.0	600.0
€500 million 1.40% Senior Notes due 2031	541.3	520.3
2.60% Senior Notes due 2031	800.0	800.0
€600 million 3.70% Senior Notes due 2032	649.6	624.5
£325 million 2.25% Senior Notes due 2033	420.6	407.9
5.30% Senior Notes due 2034	600.0	600.0
Long-Term Debt, Gross	6,152.8	6,073.0
Unamortized discount	(9.3)	(9.5)
Unamortized debt issuance costs	(26.4)	(27.4)
Unamortized deferred loss from settlement of interest rate swap	(0.6)	(0.8)
Long-Term Debt	$6,116.5	$6,035.3
The 2.45% Senior Notes due 2030, 4.20% Senior Notes due 2030, 2.60% Senior Notes due 2031 and 5.30% Senior Notes due 2034 are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under the 3.60% Senior Notes due April 2026. These notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans, or advances. Such notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
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
6. Segment Reporting
Our branded agency networks operate in the advertising, marketing and corporate communications services industry, and are organized into agency networks, virtual client networks, regional reporting units and operating groups or practice areas. Our networks, virtual client networks and agencies increasingly share clients and provide clients with integrated services. The main economic components of each agency are employee compensation and related costs, direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs and overhead expenses. Therefore, given these similarities, we aggregate our operating segments, which are our agency networks, into one reporting segment. The chief operating decision maker, or CODM, reviews segment operating income for each network and allocates resources accordingly. The CODM includes Omnicom’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.
Segment operating results include allocations of costs, including information technology, and other shared services costs, that are allocated using metrics designed to correlate the allocation with consumption.
Segment revenue, segment operating expenses and segment operating income of our operating segments:

	Three Months Ended March 31,
	2025	2024
Revenue	$3,690.4	$3,630.5
Segment Operating Expenses:
Salary and service costs:
Salary and related costs	$1,780.5	$1,847.3
Third-party service costs	796.8	698.2
Third-party incidental costs	169.0	147.1
Total salary and service costs	2,746.3	2,692.6
Occupancy and other costs	314.6	314.1
Segment cost of services	3,060.9	3,006.7
Selling, general and administrative expenses	84.1	85.3
Depreciation and amortization	59.0	59.6
Total segment operating expenses	3,204.0	3,151.6
Segment Operating Income	$486.4	$478.9
Reconciliation of segment operating income to income before income taxes and income from equity method investments:

	Three Months Ended March 31,
	2025	2024
Segment Operating Income	$486.4	$478.9
Acquisition related costs	33.8	—
Operating Income	452.6	478.9
Interest Expense	59.1	53.8
Interest Income	29.7	27.0
Income Before Income Taxes and Income From Equity Method Investments	$423.2	$452.1
We reconcile segment operating income to income before income taxes and income from equity method investments as income tax expense is reviewed at the consolidated level and the segment managers are not held accountable for performance of net income.

The agency networks' regional reporting units comprise three principal regions: the Americas, EMEA and Asia-Pacific. The regional reporting units monitor the performance and are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and, in many cases, the same clients and have similar economic characteristics.
Revenue and long-lived assets and goodwill by geographic region:

	Americas	EMEA	Asia-Pacific
March 31, 2025
Revenue - Three months ended	$2,207.9	$1,065.8	$416.7
Long-lived assets and goodwill	$8,135.0	$3,813.2	$691.1
March 31, 2024
Revenue - Three months ended	$2,137.4	$1,085.4	$407.7
Long-lived assets and goodwill	$8,092.0	$3,776.5	$706.6
7. Income Taxes
Our effective tax rate for the three months ended March 31, 2025 increased period-over-period to 28.5% from 25.7%, due primarily to the non-deductibility of acquisition related costs related to the pending merger with IPG (see Note 1 to the unaudited consolidated financial statements). The effective tax rate for the three months ended March 31, 2024 includes the favorable impact from the resolution of certain non-U.S. tax positions of $7.5 million.
Numerous foreign jurisdictions have enacted legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion, or Pillar Two, model rules issued by the Organization for Economic Co-operation and Development, or OECD. Under such rules, a minimum effective tax rate of 15% applies to multinational companies with consolidated revenue above €750 million.
Under the Pillar Two rules, a company is required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor Pillar Two legislative developments and the effects of Pillar Two on our business. The provisions effective in 2025 do not have a materially adverse impact on our results of operations, financial position, or cash flows.
At March 31, 2025, our unrecognized tax benefits were $177.9 million. Of this amount, approximately $171.6 million would affect our effective tax rate upon resolution of the uncertain tax positions.
8. Pension and Other Postemployment Benefits
Pension and other postemployment benefits net periodic benefit expense:

	Defined Benefit Pension Plans		Postemployment Arrangements
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Service cost	$1.5	$0.6	$0.5	$0.8
Interest cost	1.8	1.0	1.4	1.5
Expected return on plan assets	(0.2)	(0.2)	—	—
Amortization of prior service cost	0.8	0.1	0.9	1.1
Amortization of actuarial losses	0.5	0.2	—	0.1
Total net periodic benefit expense	$4.4	$1.7	$2.8	$3.5
In each of the three months ended March 31, 2025 and 2024, we contributed $0.1 million to the defined benefit pension plans.

9. Supplemental Cash Flow Data
Change in operating capital:

	Three Months Ended March 31,
	2025	2024
(Increase) decrease in accounts receivable	$1,128.1	$884.2
(Increase) decrease in work in process and other current assets	(344.6)	(393.9)
Increase (decrease) in accounts payable	(1,847.5)	(1,347.0)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(67.9)	(157.8)
Change in other assets and liabilities, net	(41.4)	(19.1)
Increase (decrease) in operating capital	$(1,173.3)	$(1,033.6)
Supplemental financial information:

Income taxes paid	$67.1	$69.4
Interest paid	$33.6	$8.5
Non-cash increase in lease liabilities:

Operating leases	$37.1	$47.2
Finance leases	$8.0	$12.3
10. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that such proceedings will have a material adverse effect on our results of operations or financial position.
11. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes:

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Three Months Ended March 31, 2025
January 1	$(5.0)	$(25.5)	$(1,445.4)	$(1,475.9)
Other comprehensive income (loss) before reclassifications	—	—	78.7	78.7
Reclassification from accumulated other comprehensive income (loss)	1.0	0.4	—	1.4
March 31	$(4.0)	$(25.1)	$(1,366.7)	$(1,395.8)

	Three Months Ended March 31, 2024
January 1	$(8.1)	$(42.7)	$(1,286.8)	$(1,337.6)
Other comprehensive income (loss) before reclassifications	—	—	(79.1)	(79.1)
Reclassification from accumulated other comprehensive income (loss)	1.0	(0.2)	—	0.8
March 31	$(7.1)	$(42.9)	$(1,365.9)	$(1,415.9)

12. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis:

March 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$3,378.3			$3,378.3
Marketable equity securities	0.9			0.9
Cross currency swaps - net investment hedge		$6.1		6.1
Liabilities:
Contingent purchase price obligations			$223.1	$223.1

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$4,339.4			$4,339.4
Marketable equity securities	0.9			0.9
Cross currency swaps - net investment hedge		$9.3		9.3
Liabilities:
Foreign currency derivatives		$0.1		$0.1
Contingent purchase price obligations			$220.1	220.1

Changes in contingent purchase price obligations:

	Three Months Ended March 31,
	2025	2024
January 1	$220.1	$229.5
Acquisitions	2.8	26.5
Revaluation and interest	3.1	3.2
Payments	(2.8)	(0.5)
Foreign currency translation	(0.1)	(0.1)
March 31	$223.1	$258.6
Carrying amount and fair value of our financial assets and liabilities:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$3,378.3	$3,378.3	$4,339.4	$4,339.4
Marketable equity securities	0.9	0.9	0.9	0.9
Non-marketable equity securities	37.0	37.0	36.8	36.8
Cross currency swaps - net investment hedge	6.1	6.1	9.3	9.3
Liabilities:
Short-term debt	$19.1	$19.1	$21.3	$21.3
Foreign currency derivatives	—	—	0.1	0.1
Contingent purchase price obligations	223.1	223.1	220.1	220.1
Long-term debt	6,116.5	5,780.1	6,035.3	5,664.9
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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include:
•risks relating to the pending Merger (as defined below) with The Interpublic Group of Companies, Inc., or IPG, including: that the Merger may not be completed in a timely manner or at all; delays, unanticipated costs or restrictions resulting from regulatory review of the Merger, including the risk that Omnicom or IPG may be unable to obtain governmental and regulatory approvals required for the Merger, or that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Merger; uncertainties associated with the Merger may cause a loss of both companies’ management personnel and other key employees, and cause disruptions to both companies’ business relationships; the Merger Agreement (as defined below) subjects the Company and IPG to restrictions on business activities prior to the effective time of the Merger; the Company and IPG are expected to incur significant costs in connection with the Merger and integration; litigation risks relating to the Merger; the business and operations of both companies may not be integrated successfully in the expected time frame; the Merger may result in a loss of both companies’ clients, service providers, vendors, joint venture participants and other business counterparties; and the combined company may fail to realize all of the anticipated benefits of the Merger or fail to effectively manage its expanded operations;
•adverse economic conditions and disruptions, including geopolitical events, international hostilities, acts of terrorism, public health crises, inflation or stagflation, tariffs and other trade barriers, central bank interest rate policies in countries that comprise our major markets, labor and supply chain issues affecting the distribution of our clients’ products, or a disruption in the credit markets;
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
•the Company’s international operations, which are subject to the risks of currency repatriation restrictions, social or political conditions and an evolving regulatory environment in high-growth markets and developing countries; and
•risks related to environmental, social and governance goals and initiatives, including impacts from regulators and other stakeholders, and the impact of factors outside of our control on such goals and initiatives.
The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, or 2024 10-K, and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents filed from time to time with the Securities and Exchange Commission. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.

EXECUTIVE SUMMARY
The unaudited consolidated financial statements and related notes to the unaudited consolidated financial statements, including our critical accounting estimates, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report, should be read in conjunction with our 2024 Form 10-K.
Agreement to Acquire IPG
On December 8, 2024, Omnicom entered into an Agreement and Plan of Merger, or the Merger Agreement, by and among Omnicom, EXT Subsidiary Inc., a direct wholly owned subsidiary of Omnicom, or Merger Sub, and IPG, pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into IPG, or the Merger, with IPG surviving the Merger as a wholly owned subsidiary of Omnicom. On March 18, 2025, the shareholders of each of Omnicom and IPG approved the Merger. Under the terms of the Merger Agreement, IPG shareholders will receive 0.344 shares of Omnicom common stock for each share of IPG common stock they own. Following the closing of the Merger, Omnicom shareholders are expected to own approximately 60.6% of the combined company, and IPG shareholders are expected to own approximately 39.4%, on a fully diluted basis. The completion of the Merger is subject to customary closing conditions, including required regulatory approvals, which are ongoing. If completed, the Merger is expected to have a material impact on our business, results of operations and financial condition. In the first quarter of 2025, we recorded $33.8 million of acquisition related costs in selling, general and administrative expenses. The results of IPG are not included in our 2025 or 2024 results of operations or financial position.
Risks and Uncertainties
Global economic conditions and disruptions, including geopolitical events, international hostilities, acts of terrorism, public health crises, inflation or stagflation, tariffs and other trade barriers, central bank interest rate policies in countries that comprise our major markets, labor and supply chain challenges affecting the distribution of our clients' products, or a disruption in the credit markets could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and discipline. We monitor economic conditions closely, as well as client revenue levels and other factors. In response to reductions in revenue, we can take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments.
Our Business
We are a strategic holding company providing data-inspired, creative marketing and sales solutions to many of the largest global companies. Our portfolio of companies includes our global networks: Omnicom Advertising Group (OAG), Omnicom Media Group, the DAS Group of Companies, and the Communications Consultancy Network. OAG includes our creative brands BBDO, DDB, TBWA and the brands included within the Omnicom Advertising Collective. All of our global networks integrate their service offerings with the Omnicom branded practice areas, including Omnicom Health Group, Omnicom Precision Marketing Group, Omnicom Commerce Group, Omnicom Public Relations Group, Omnicom Brand Consulting Group, Flywheel Digital and Omnicom Production, as well as our Experiential businesses and Execution & Support businesses, which includes Omnicom Specialty Marketing Group.
On a global, pan-regional, and local basis, our networks, practice areas and agencies provide a comprehensive range of services in the following fundamental disciplines: Media & Advertising, Precision Marketing, Public Relations, Healthcare, Branding & Retail Commerce, Experiential, and Execution & Support. Media & Advertising includes creative services across digital and traditional media, strategic media planning and buying, performance media, data analytics services, and Omnicom Production. Precision Marketing includes digital and direct marketing, digital transformation consulting, e-commerce operations, media execution, market intelligence and data and analytics. Public Relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. Branding & Retail Commerce services include brand and product consulting, strategy and research and retail marketing. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising, point-of-sale and product placement, as well as other specialized marketing and custom communications services. Our geographic markets include the Americas, which includes North America and Latin America, Europe, the Middle East and Africa or EMEA, and Asia-Pacific.
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
Global economic conditions and disruptions have a direct impact on our business and financial performance. Adverse global economic conditions and disruptions pose a risk that our clients may reduce, postpone or cancel spending on marketing and communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter. Certain global events targeted by major marketers for advertising expenditures, such as the FIFA World Cup and the Olympics, and certain national events, such as the U.S. election process, may affect our revenue year-over-year in certain businesses. Typically, these events do not have a significant impact on our revenue in any period.
We operate in all major markets and have a large client base. For the twelve months ended March 31, 2025, our largest client accounted for 2.7% of our revenue, and our 100 largest clients, which represent many of the world’s major marketers, accounted for approximately 53.6% of our revenue. Our clients operate in virtually every sector of the global economy with no one industry representing more than 16% of our revenue for the three months ended March 31, 2025. Although our revenue is generally balanced between the United States and international markets, and we have a large and diverse client base, we are not immune to general economic downturns.
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
Financial Performance
Worldwide revenue for the three months ended March 31, 2025 increased $59.9 million, or 1.6%, to $3,690.4 million, compared to $3,630.5 million in the prior year period. Worldwide organic revenue growth (defined below) increased revenue $121.9 million, or 3.4%, reflecting increased client spending across most of our disciplines, primarily driven by our Media & Advertising and Precision Marketing disciplines. In contrast, our Branding & Retail Commerce, Public Relations, and Healthcare disciplines had negative performance during the quarter, while our Experiential and Execution & Support disciplines remained relatively stable. Substantially all of our major geographic regions had positive organic growth compared to the prior year period. Organic growth in the quarter was led by our largest market, the U.S. In Europe, growth in most of our markets was offset by negative performance in the U.K. In Asia-Pacific, Australia and India had strong performances, which was partially offset by a weak performance in China, with the remaining markets flat. Changes in foreign exchange rates period-over-period reduced revenue $59.2 million, or 1.6%. Acquisition revenue, net of disposition revenue, reduced revenue $2.8 million, or 0.1%.
The period-over-period change in worldwide revenue for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, in our fundamental disciplines was: Media & Advertising increased $94.0 million, Precision Marketing increased $24.9 million, Public Relations decreased $20.8 million, Healthcare decreased $11.3 million, Branding & Retail Commerce decreased $26.0 million, Experiential decreased $1.5 million, and Execution & Support increased $0.6 million.
The period-over-period change in worldwide revenue across our geographic markets for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was: North America increased $70.6 million, or 3.5%, Latin America decreased $0.1 million, or 0.1%, Europe decreased $10.8 million, or 1.1%, Middle East and Africa decreased $8.8 million, or 11.1%, and Asia-Pacific increased $9.0 million, or 2.2%.

A summary of our consolidated results of operations period-over-period:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue	$3,690.4	$3,630.5	$59.9	1.6%
Operating Income[2]	$452.6	$478.9	$(26.3)	(5.5)%
Operating Margin[2]	12.3%	13.2%		(0.9)%
Net Income - Omnicom Group Inc.[2]	$287.7	$318.6	$(30.9)	(9.7)%
Net Income per Share - Omnicom Group Inc.: Diluted[2,3]	$1.45	$1.59	$(0.14)	(8.8)%
EBITA[1,2,3]	$474.4	$500.4	$(26.0)	(5.2)%
EBITA Margin %[1,2,3]	12.9%	13.8%		(0.9)%
1) Reconciliation of Non-GAAP Financial Measures on page 23.
2) Included in selling, general and administrative expenses for the three months ended March 31, 2025 are acquisition related costs of $33.8 million ($32.7 million after-tax), in connection with the pending merger with IPG (see Note 1 to the unaudited consolidated financial statements), which reduced diluted net income per share - Omnicom Group Inc. by $0.17. There were no acquisition related costs for the three months ended March 31, 2024.
3) EBITA is defined as earnings before interest, income taxes and amortization of acquired intangible assets and internally developed strategic platform assets. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods. In the three months ended March 31, 2025, the effects of after-tax amortization of acquired intangible assets and internally developed strategic platform assets decreased diluted net income per share- Omnicom Group Inc. by $0.08 for each of the three months ended March 31, 2025 and 2024.
CONSOLIDATED RESULTS OF OPERATIONS
The period-over-period change in results of operations:

	Three Months Ended March 31,
	2025	2024	$ Change
Revenue	$3,690.4	$3,630.5	$59.9
Operating Expenses:
Salary and service costs	2,746.3	2,692.6	53.7
Occupancy and other costs	314.6	314.1	0.5
Cost of services	3,060.9	3,006.7	54.2
Selling, general and administrative expenses[2]	117.9	85.3	32.6
Depreciation and amortization	59.0	59.6	(0.6)
Total operating expenses[2]	3,237.8	3,151.6	86.2
Operating Income[2]	452.6	478.9	(26.3)
Interest Expense	59.1	53.8	5.3
Interest Income	29.7	27.0	2.7
Income Before Income Taxes and Income From Equity Method Investments	423.2	452.1	(28.9)
Income Tax Expense	120.7	116.0	4.7
Income From Equity Method Investments	0.9	0.9	—
Net Income[2]	303.4	337.0	(33.6)
Net Income Attributed To Noncontrolling Interests	15.7	18.4	(2.7)
Net Income - Omnicom Group Inc.[2]	$287.7	$318.6	$(30.9)
Net Income Per Share - Omnicom Group Inc.:[2,3]
Basic	$1.46	$1.61	$(0.15)
Diluted	$1.45	$1.59	$(0.14)

Revenue	$3,690.4	$3,630.5	$59.9
Operating Margin %[2]	12.3%	13.2%
EBITA[1,2,3]	$474.4	$500.4	$(26.0)
EBITA Margin %[1,2,3]	12.9%	13.8%	(0.9)%
1) Reconciliation of Non-GAAP Financial Measures on page 23.
2) Included in selling, general and administrative expenses for the three months ended March 31, 2025 are acquisition related costs of $33.8 million ($32.7 million after-tax), in connection with the pending merger with IPG (see Note 1 to the unaudited consolidated financial statements), which reduced diluted net income per share - Omnicom Group Inc. by $0.17. There were no acquisition related costs for the three months ended March 31, 2024.
3) EBITA is defined as earnings before interest, income taxes and amortization of acquired intangible assets and internally developed strategic platform assets. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods. In the three months ended March 31, 2025, the effects of after-tax amortization of acquired intangible assets and internally developed strategic platform assets decreased diluted net income per share- Omnicom Group Inc. by $0.08 for each of the three months ended March 31, 2025 and 2024.
Revenue
The components of period-over-period revenue change in the United States (“Domestic”) and the remainder of the world (“International”):

	Total		Domestic		International
	$	%	$	%	$	%
Three months ended March 31, 2024	$3,630.5		$1,925.9		$1,704.6
Components of revenue change:
Foreign exchange rate impact	(59.2)	(1.6)%	—	—%	(59.2)	(3.5)%
Acquisition revenue, net of disposition revenue	(2.8)	(0.1)%	(6.7)	(0.3)%	3.9	0.2%
Organic growth	121.9	3.4%	87.8	4.6%	34.1	2.0%
Three months ended March 31, 2025	$3,690.4	1.6%	$2,007.0	4.2%	$1,683.4	(1.2)%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,749.6 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,690.4 million less $3,749.6 million for the Total column).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,630.5 million for the Total column).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at March 31, 2025 remain unchanged, we expect the impact of changes in foreign exchange rates will be a negative 0.5% for the second quarter and a negative 1.0% for the full year. Based on our acquisition and disposition activity completed to date, we expect the net impact on revenue to remain flat for both the second quarter and the full year.

Revenue by Discipline
To monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: Media & Advertising, Precision Marketing, Public Relations, Healthcare, Branding & Retail Commerce, Experiential and Execution & Support.
The period-over-period change in revenue and organic growth by discipline:

	Three Months Ended March 31,
	2025		2024		2025 vs. 2024
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Media & Advertising	$2,048.2	55.5%	$1,954.2	53.8%	$94.0	7.2%
Precision Marketing	450.3	12.2%	425.4	11.7%	24.9	5.8%
Public Relations	362.7	9.8%	383.5	10.6%	(20.8)	(4.5)%
Healthcare	305.7	8.3%	317.0	8.7%	(11.3)	(3.2)%
Branding & Retail Commerce	159.5	4.3%	185.5	5.1%	(26.0)	(10.0)%
Experiential	154.2	4.2%	155.7	4.3%	(1.5)	(1.5)%
Execution & Support	209.8	5.7%	209.2	5.8%	0.6	1.9%
Revenue	$3,690.4		$3,630.5		$59.9	3.4%
Beginning in the first quarter of 2025, we realigned the classification of certain services, primarily within our Media & Advertising, Branding & Retail Commerce, Precision Marketing and Public Relations disciplines. As a result, we reclassified the prior year periods to be consistent with the revised classifications.
The period-over-period change in worldwide revenue for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, in our fundamental disciplines was: Media & Advertising increased $94.0 million, Precision Marketing increased $24.9 million, Public Relations decreased $20.8 million, Healthcare decreased $11.3 million, Branding & Retail Commerce decreased $26.0 million, Experiential decreased $1.5 million, and Execution & Support increased $0.6 million. Worldwide organic revenue growth increased revenue $121.9 million, or 3.4%, primarily reflecting increased client spending across most of our disciplines, primarily driven by Media & Advertising, led by our media business, and Precision Marketing disciplines compared to the prior year period. The organic growth was partially offset by underperformance in our Branding & Retail Commerce, Public Relations and Healthcare disciplines. Changes in foreign exchange rates period-over-period reduced revenue $59.2 million, or 1.6%. The decrease in revenue from foreign exchange translation was primarily related to the weakening of most currencies, including the Euro, Brazilian Real, Canadian Dollar, Australian Dollar, Mexican Peso and British Pound, against the U.S. Dollar. Acquisition revenue, net of disposition revenue, reduced revenue $2.8 million, or 0.1%.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.7% and 3.0% of revenue for the twelve months ended March 31, 2025 and 2024, respectively. Our ten largest and 100 largest clients represented 19.1% and 53.6% of revenue for the twelve months ended March 31, 2025, respectively, and 20.0% and 53.8% of revenue for the twelve months ended March 31, 2024, respectively.
Revenue by Geography
The period-over-period change in revenue and organic growth in our geographic markets:

	Three Months Ended March 31,
	2025		2024		2025 vs. 2024
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Americas:
North America	$2,111.5	57.2%	$2,040.9	56.2%	$70.6	4.1%
Latin America	96.4	2.6%	96.5	2.7%	(0.1)	14.8%
EMEA:
Europe	995.0	27.0%	1,005.8	27.7%	(10.8)	0.7%
Middle East and Africa	70.8	1.9%	79.6	2.2%	(8.8)	(9.3)%
Asia-Pacific	416.7	11.3%	407.7	11.2%	9.0	6.0%
Revenue	$3,690.4		$3,630.5		$59.9	3.4%
The period-over-period change in worldwide revenue across our geographic markets for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was: North America increased $70.6 million, or 3.5%, Latin America decreased $0.1 million, or 0.1%, Europe decreased $10.8 million, or 1.1%, Middle East and Africa decreased $8.8 million, or 11.1%, and Asia-Pacific increased $9.0 million, or 2.2%.
North America
In North America, organic revenue growth period-over-period for the three months ended March 31, 2025 was primarily driven by strong performance in the United States, especially in the Media & Advertising discipline, led by our media business, and our Precision Marketing, Experiential and Execution & Support disciplines. The organic growth was partially offset by underperformance in our Branding & Retail Commerce, Public Relations and Healthcare disciplines.
Latin America
In Latin America, organic revenue growth for the three months ended March 31, 2025 was led by our Media & Advertising discipline, and in substantially all countries in the region, compared to the prior year period. The weakening of all currencies, especially the Brazilian Real and Mexican Peso, against the U.S. Dollar decreased revenue in the three months ended March 31, 2025 compared to the prior year period.
EMEA
In Europe, compared to the prior year period, organic revenue growth for the three months ended March 31, 2025 was driven by strong performance in our Media & Advertising discipline, led by our media business, and in our Experiential discipline, partially offset by underperformance in our Precision Marketing, Healthcare, Branding & Retail Commerce and Public Relations disciplines. Foreign currency changes decreased revenue for the three months ended March 31, 2025, primarily as a result of the weakening of the Euro and British Pound against the U.S. Dollar period-over-period.
In the U.K., for the three months ended March 31, 2025, organic revenue decreased period-over-period by 0.7%. In Continental Europe, which includes the Euro Zone and the other European countries, organic revenue growth of 1.7% for the three months ended March 31, 2025 was led by Czech Republic, Italy and Poland, primarily driven by our Media & Advertising and Experiential disciplines.
In the Middle East and Africa, for the three months ended March 31, 2025, organic revenue decreased period-over-period by 9.3%, primarily due to underperformance in our Experiential discipline.
Asia-Pacific
In Asia-Pacific, organic revenue increased period-over-period for the three months ended March 31, 2025 by 6.0%. Organic growth, led by our Media & Advertising discipline, was partially offset by underperformance in our Experiential and Public Relations disciplines. Several markets in the region, especially India and Australia, had positive organic growth, partially offset by weakening in China, as compared to the prior year period. Foreign currency changes decreased revenue for the three months ended March 31, 2025, primarily as a result of the weakening of several currencies, including the Australian Dollar, New Zealand Dollar and Japanese Yen, against the U.S. Dollar.
Revenue by Industry
Revenue by type of client industry sector:

	Three Months Ended March 31,
	2025	2024
Pharmaceuticals and Healthcare	15%	16%
Food and Beverage	15%	16%
Auto	13%	11%
Consumer Products	9%	9%
Financial Services	8%	7%
Travel and Entertainment	8%	7%
Technology	7%	7%
Retail	6%	6%
Government	4%	4%
Telecommunications	3%	4%
Services	3%	3%
Oil, Gas and Utilities	2%	2%
Not-for-Profit	1%	1%
Education	1%	1%
Other	5%	6%
Total	100%	100%

Operating Expenses
The period-over-period change in operating expenses:

	Three Months Ended March 31,
	2025		2024		2025 vs. 2024
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,690.4		$3,630.5		$59.9	1.6%
Operating Expenses:
Salary and service costs:
Salary and related costs	1,780.5	48.2%	1,847.3	50.9%	(66.8)	(3.6)%
Third-party service costs	796.8	21.6%	698.2	19.2%	98.6	14.1%
Third-party incidental costs	169.0	4.6%	147.1	4.1%	21.9	14.9%
Total salary and service costs	2,746.3	74.4%	2,692.6	74.2%	53.7	2.0%
Occupancy and other costs	314.6	8.5%	314.1	8.7%	0.5	0.2%
Cost of services	3,060.9		3,006.7		54.2	1.8%
Selling, general and administrative expenses	117.9	3.2%	85.3	2.3%	32.6	38.2%
Depreciation and amortization	59.0	1.6%	59.6	1.6%	(0.6)	(1.0)%
Total operating expenses	3,237.8	87.7%	3,151.6	86.8%	86.2	2.7%
Operating Income	$452.6	12.3%	$478.9	13.2%	$(26.3)	(5.5)%
We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up a significant portion of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor, third-party service costs, and third-party incidental costs. Third-party service costs include vendor costs when we act as principal in providing services to our clients. Third-party incidental costs that are required to be included in revenue primarily consist of client-related travel and incidental out-of-pocket costs that are billed back to the client directly at our cost. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses. Adverse and beneficial fluctuations in foreign currencies from period to period impact our results of operations and financial position when we translate our financial statements from local foreign currencies to the U.S. Dollar. However, substantially all of our foreign operations transact business in their local currency, mitigating the impact of changes in foreign currency exchange rates on our operating margin percentage. As a result, the changes in our operating expenses period-over-period from foreign currency translation were in line with the percentage impact from changes in foreign currencies on revenue for the three months ended March 31, 2025.
Operating expenses for the three months ended March 31, 2025 increased $86.2 million, or 2.7%, to $3,237.8 million from $3,151.6 million, compared to the prior year period. Included in selling, general and administrative expenses for the three months ended March 31, 2025 are acquisition related costs of $33.8 million ($32.7 million after-tax), related to the pending merger with IPG (see Note 1 to the unaudited consolidated financial statements).
Operating Expenses - Salary and Service Costs
Salary and service costs, which tend to fluctuate with changes in revenue, are comprised of salary and related costs, third-party service costs, and third-party incidental costs.
Salary and service costs for the three months ended March 31, 2025 increased $53.7 million, or 2.0%, to $2,746.3 million, compared to the prior year period. Salary and related costs for the three months ended March 31, 2025 decreased $66.8 million, or 3.6%, to $1,780.5 million. These costs decreased primarily due to the reduction arising from our repositioning actions in 2024 and global employee mix. Third-party service costs for the three months ended March 31, 2025 increased $98.6 million, or 14.1%, to $796.8 million, primarily as a result of organic growth in our Media & Advertising discipline. Third-party incidental costs for the three months ended March 31, 2025 increased $21.9 million, or 14.9%, to $169.0 million, primarily as a result of organic growth.
Operating Expenses - Occupancy and Other Costs
Occupancy and other costs are less directly linked to changes in revenue than salary and service costs. For the three months ended March 31, 2025, occupancy and other costs increased by $0.5 million to $314.6 million.

Operating Expenses - Selling, General & Administrative Expenses
SG&A expenses primarily consist of third-party marketing costs, professional fees, compensation and benefits and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs. SG&A expenses increased for the three months ended March 31, 2025 by $32.6 million, compared to the same period in 2024, primarily due to acquisition related costs of $33.8 million ($32.7 million after-tax), in connection with the pending merger with IPG (see Note 1 to the unaudited consolidated financial statements).
Operating Income
Operating income for the three months ended March 31, 2025 decreased $26.3 million to $452.6 million, and operating margin decreased to 12.3% from 13.2% compared to the same period in 2024. EBITA for the three months ended March 31, 2025 decreased $26.0 million to $474.4 million, and EBITA Margin decreased to 12.9% from 13.8%. Acquisition related costs recorded in the first quarter of 2025 (see Note 1 to the unaudited financial statements) reduced both operating income and EBITA by $33.8 million, and reduced both operating margin and EBITA margin by 0.9%.
Net Interest Expense
Net interest expense for the three months ended March 31, 2025 increased $2.6 million period-over-period to $29.4 million. Interest expense for the three months ended March 31, 2025 increased $5.3 million period-over-period to $59.1 million, primarily related to the higher weighted average cost of debt in connection with our financing activities in 2024. Interest income in the three months ended March 31, 2025 increased $2.7 million period-over-period to $29.7 million, principally due to higher cash balances.
Income Taxes
Our effective tax rate for the three months ended March 31, 2025 increased period-over-period to 28.5% from 25.7%, due primarily to the non-deductibility of acquisition related costs related to the pending merger with IPG. The effective tax rate for the three months ended March 31, 2024, includes the favorable impact from the resolution of certain non-U.S. tax positions of $7.5 million.
Net Income and Net Income Per Share - Omnicom Group, Inc.
Net income - Omnicom Group Inc. in the three months ended March 31, 2025 decreased $30.9 million to $287.7 million from $318.6 million. The period-over-period decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. decreased to $1.45 in the three months ended March 31, 2025, from $1.59 in the three months ended March 31, 2024, due to the factors described above and the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock. After-tax, the acquisition related costs recorded in the first quarter of 2025 (see Note 1 to the unaudited consolidated financial statements) reduced net income - Omnicom Group Inc. by $32.7 million and diluted net income per share - Omnicom Group Inc. by $0.17.
In the three months ended March 31, 2025, the effect of after-tax amortization of acquired intangible assets and internally developed strategic platform assets decreased diluted net income per share by $0.08 for each of the three months ended March 31, 2025 and 2024.

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
Reconciliation of Non-GAAP Financial Measures
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin:

	Three Months Ended March 31,
	2025	2024
Net Income - Omnicom Group Inc.	$287.7	$318.6
Net Income Attributed To Noncontrolling Interests	15.7	18.4
Net Income	303.4	337.0
Income From Equity Method Investments	0.9	0.9
Income Tax Expense	120.7	116.0
Income Before Income Taxes and Income From Equity Method Investments	423.2	452.1
Interest Expense	59.1	53.8
Interest Income	29.7	27.0
Operating Income	452.6	478.9
Add back: Amortization of acquired intangible assets and internally developed strategic platform assets	21.8	21.5
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$474.4	$500.4

Revenue	$3,690.4	$3,630.5
EBITA	$474.4	$500.4
EBITA Margin	12.9%	13.8%
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
The primary sources of our short-term liquidity are net cash provided by operating activities and cash and cash equivalents. Additional liquidity sources include our $2.5 billion unsecured multi-currency revolving credit facility, or Credit Facility, terminating on June 2, 2028, and the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, and access to the capital markets. In addition, certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom, aggregating $520.6 million. Our liquidity sources fund our non-discretionary cash requirements and our discretionary spending.
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
Cash and cash equivalents decreased $961.1 million from December 31, 2024. During the first three months of 2025, we used $786.8 million of cash in operating activities, which included the use for operating capital of $1.2 billion, primarily related to our typical working capital cycle. Discretionary spending for the first three months of 2025 was $253.7 million, compared to $1.2 billion for the first three months of 2024, which included $801.5 million for acquisition of businesses and interests in affiliates, net of cash acquired. Discretionary spending for the first three months of 2025 was comprised of capital expenditures of $29.5 million, dividends paid to common shareholders of $137.7 million, dividends paid to shareholders of noncontrolling interests of $13.0 million, repurchases of our common stock, net of proceeds from vesting of restricted stock awards and related tax benefits and common stock sold under our employee stock purchase plan of $69.5 million, the acquisition of additional shares of noncontrolling interests, and payment of contingent purchase price obligations of $4.0 million. Based on past performance and current expectations, we believe that net cash provided by operating activities and cash and cash equivalents will be sufficient to meet our non-discretionary cash requirements for the next twelve months. In addition, and over the longer term, our Credit Facility is available to fund our working capital and contractual obligations.
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
At March 31, 2025, our foreign subsidiaries held approximately $1.8 billion of our total cash and cash equivalents of $3.4 billion. Substantially all of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
At March 31, 2025, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents, increased $1.0 billion to $2.8 billion from December 31, 2024. The increase in net debt primarily resulted from the use of cash of $786.8 million for operating activities, which included the use for operating capital of $1.2 billion, primarily related to our typical working capital requirement during the period and discretionary spending of $253.7 million, as discussed above.
Components of net debt:

	March 31, 2025	December 31, 2024	March 31, 2024
Short-term debt	$19.1	$21.3	$11.2
Long-term debt, including current portion	6,116.5	6,035.3	6,251.3
Total debt	6,135.6	6,056.6	6,262.5
Less: Cash and cash equivalents	3,378.3	4,339.4	3,172.8
Net debt	$2,757.3	$1,717.2	$3,089.7
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
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under the 3.60% Senior Notes due April 2026. These notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans, or advances. Such notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.

Omnicom and OCI have, jointly and severally, fully, and unconditionally guaranteed the obligations of Omnicom Finance Holdings plc, or OFH, a U.K.-based wholly owned subsidiary of Omnicom, with respect to the €500 million 0.80% Senior Notes due 2027 and the €500 million 1.40% Senior Notes due 2031, and Omnicom has fully and unconditionally guaranteed the obligations of OFH with respect to the €600 million 3.70% Senior Notes due 2032, collectively the Euro Notes. OFH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in Europe, Australia, and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom, OCI or OFH to obtain funds from their subsidiaries through dividends, loans, or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFH and each of Omnicom and OCI, as applicable.
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
The Credit Facility has a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At March 31, 2025, we were in compliance with this covenant as our Leverage Ratio was 2.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At March 31, 2025, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody’s. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. The long-term debt indentures and Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
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
We have the ability to fund our day-to-day liquidity, including working capital, by issuing commercial paper or borrowing under the Credit Facility. During the three months ended March 31, 2025, there were no drawings under the Credit Facility, and no commercial paper issuances.
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
Credit Risk
We provide marketing and communications services to several thousand clients that operate in nearly every sector of the global economy, and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk, as our largest client represented 2.7% of revenue for the twelve months ended March 31, 2025. However, during periods of economic downturn, the credit profiles of our clients could change.
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
CRITICAL ACCOUNTING ESTIMATES
For a more complete understanding of our accounting estimates and policies, the unaudited consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We manage our exposure to foreign exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We use net investment hedges to manage the volatility of foreign exchange rates on the investment in our foreign subsidiaries. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the credit risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors. Our 2024 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2024 10-K. Note 12 to the unaudited consolidated financial statements provides a discussion of our foreign currency derivatives and cross currency swaps as of March 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2025, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of March 31, 2025. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our 2024 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2024, dated February 5, 2025.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our 2024 10-K, except as follows:
The Merger may not be completed in a timely manner or at all, and the Merger Agreement may be terminated in accordance with its terms.
The Merger is subject to a number of conditions that must be satisfied or waived prior to the completion of the Merger, including, among others, the receipt of requisite regulatory approvals and the approval for listing on the New York Stock Exchange, or NYSE, of the shares of our common stock issuable to IPG stockholders pursuant to the Merger Agreement.
These conditions to the completion of the Merger may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed. For example, Omnicom or IPG may be unable to obtain governmental and regulatory approvals required for the Merger, or such approvals may be received later than anticipated or may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Merger.
If the Merger is not completed by December 8, 2025, which date may be extended to June 8, 2026 in certain circumstances, either we or IPG may choose not to proceed with the Merger by terminating the Merger Agreement, and the parties can mutually decide to terminate the Merger Agreement at any time. In addition, we and IPG may elect to terminate the Merger in certain other circumstances as set forth in the Merger Agreement. If the Merger Agreement is terminated under specified circumstances, Omnicom would be required to pay IPG a termination fee of $676 million.
Litigation relating to the Merger, if any, could result in an injunction preventing the completion of the Merger and/or substantial costs to us.
Following the announcement of the Merger, several lawsuits have been filed by purported shareholders of Omnicom and IPG concerning the Merger. Omnicom and IPG have also received demand letters from counsel representing purported individual shareholders of Omnicom and IPG, respectively, alleging, among other things, that the joint proxy statement/prospectus filed by Omnicom and IPG in connection with the Merger contains disclosure deficiencies and/or incomplete information regarding the Merger.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the Merger Agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Lawsuits that have been, or may in the future, be brought against us, IPG, or our or their directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Merger. One of the conditions to the closing of the Merger is that no Law or Order (each as defined in the Merger Agreement) is promulgated, entered, enforced, enacted or issued by any governmental entity of competent jurisdiction in which we, IPG, or our or their subsidiaries have material assets or material business operations, which prohibits, restrains or makes illegal the consummation of the Merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed within the expected timeframe or at all, which may adversely affect our businesses, results of operations, financial condition and cash flows. In addition, either we or IPG may terminate the Merger Agreement if any Law or Order has been promulgated, entered, enforced, enacted or issued by any governmental entity of competent jurisdiction in which we, IPG, or our or their subsidiaries have material assets or material business operations, which is in effect and permanently prohibits, restrains, enjoins or makes illegal the consummation of the Merger, so long as our or Merger Sub’s (in the case of a termination by us) or IPG’s (in the case of a termination by IPG) material breach of any obligations under the Merger Agreement has not been the primary cause of, or resulted in, the enactment or issuance of such Law or Order, decree, ruling, injunction or other action.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2025	—		—	—
February 1 - February 28, 2025	11,945	82.17	—	—
March 1 - March 31, 2025	989,825	80.84	—	—
	1,001,770	$80.86	—	—
During the three months ended March 31, 2025, we purchased 989,825 shares of our common stock in the open market for general corporate purposes under a plan meeting the requirements of Rule 10b5-1 under the Exchange Act, and we withheld 11,945 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards and stock option exercises. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date. There were no unregistered sales of equity securities during the three months ended March 31, 2025.
Item 5. Other Information
During the quarter ended March 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.
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

OMNICOM GROUP INC.
Date:	April 16, 2025	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)