Form 10-Q
period 2025-06-30
OMNICOM GROUP INC.
filed 2025-07-16
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 9, 2025, there were 193,722,889 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$3,300.4	$4,339.4
Accounts receivable, net of allowance for doubtful accounts of $14.4 and $15.0	8,658.8	9,242.0
Work in process	1,995.9	1,622.2
Other current assets	1,088.1	1,019.4
Total Current Assets	15,043.2	16,223.0
Property and Equipment at cost, less accumulated depreciation of $1,162.0 and $1,096.9	868.3	824.7
Operating Lease Right-Of-Use Assets	1,055.7	1,043.6
Equity Method Investments	60.2	59.0
Goodwill	11,001.8	10,677.4
Intangible Assets, net of accumulated amortization of $892.1 and $832.4	507.6	522.0
Other Assets	251.8	271.0
TOTAL ASSETS	$28,788.6	$29,620.7

LIABILITIES AND EQUITY:
Current Liabilities:
Accounts payable	$11,336.7	$12,484.4
Customer advances	1,348.2	1,336.1
Current portion of debt	1,398.6	—
Short-term debt	22.3	21.3
Taxes payable	262.1	402.5
Other current liabilities	1,946.0	2,056.0
Total Current Liabilities	16,313.9	16,300.3
Long-Term Liabilities	782.2	804.2
Long-Term Liability - Operating Leases	805.3	814.2
Long-Term Debt	4,884.1	6,035.3
Deferred Tax Liabilities	507.5	491.8
Commitments and Contingent Liabilities (Note 11)
Temporary Equity - Redeemable Noncontrolling Interests	456.8	429.0
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	481.8	472.1
Retained earnings	11,769.5	11,500.5
Accumulated other comprehensive income (loss)	(1,270.9)	(1,475.9)
Treasury stock, at cost	(6,538.2)	(6,347.8)
Total Shareholders’ Equity	4,486.8	4,193.5
Noncontrolling interests	552.0	552.4
Total Equity	5,038.8	4,745.9
TOTAL LIABILITIES AND EQUITY	$28,788.6	$29,620.7

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$4,015.6	$3,853.8	$7,706.0	$7,484.3
Operating Expenses:
Salary and service costs	2,932.6	2,800.1	5,678.9	5,492.7
Occupancy and other costs	325.9	314.2	640.5	628.3
Repositioning costs	88.8	57.8	88.8	57.8
Cost of services	3,347.3	3,172.1	6,408.2	6,178.8
Selling, general and administrative expenses	170.4	111.0	288.3	196.3
Depreciation and amortization	58.7	60.4	117.7	120.0
Total Operating Expenses	3,576.4	3,343.5	6,814.2	6,495.1
Operating Income	439.2	510.3	891.8	989.2
Interest Expense	62.6	62.7	121.7	116.5
Interest Income	21.9	21.0	51.6	48.0
Income Before Income Taxes and Income From Equity Method Investments	398.5	468.6	821.7	920.7
Income Tax Expense	120.5	123.7	241.2	239.7
Income From Equity Method Investments	(0.2)	3.3	0.7	4.2
Net Income	277.8	348.2	581.2	685.2
Net Income Attributed To Noncontrolling Interests	20.2	20.1	35.9	38.5
Net Income - Omnicom Group Inc.	$257.6	$328.1	$545.3	$646.7
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.32	$1.67	$2.78	$3.28
Diluted	$1.31	$1.65	$2.77	$3.24
Weighted Average Shares:
Basic	194.9	195.9	195.8	196.9
Diluted	196.0	198.5	197.1	199.3

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$277.8	$348.2	$581.2	$685.2
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	1.2	1.2	2.7	2.7
Income tax effect	(0.4)	(0.4)	(0.8)	(0.8)
Cash flow hedge, net of tax	0.8	0.8	1.9	1.9
Pension and other postemployment benefits:
Amortization of prior service cost	1.7	1.2	3.4	2.4
Amortization of actuarial losses	—	0.2	0.5	0.5
Income tax effect	(1.2)	(0.5)	(3.0)	(2.3)
Pension plans and other postemployment benefits, net of tax	0.5	0.9	0.9	0.6
Foreign currency translation adjustment	132.2	(31.9)	215.8	(118.2)
Other Comprehensive Income (Loss)	133.5	(30.2)	218.6	(115.7)
Comprehensive Income	411.3	318.0	799.8	569.5
Comprehensive Income Attributed To Noncontrolling Interests	28.8	19.5	49.5	30.7
Comprehensive Income - Omnicom Group Inc.	$382.5	$298.5	$750.3	$538.8

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common Stock, shares	297.2	297.2	297.2	297.2
Common Stock, par value	$44.6	$44.6	$44.6	$44.6
Additional Paid In Capital:
Beginning Balance	495.4	512.0	472.1	492.0
Net change in noncontrolling interests	1.5	(15.1)	0.1	9.5
Change in temporary equity	(11.0)	(33.7)	(11.1)	(50.1)
Share-based compensation	23.4	22.6	44.2	44.7
Stock issued, share-based compensation	(27.5)	(17.4)	(23.5)	(27.7)
Ending Balance	481.8	468.4	481.8	468.4
Retained Earnings:
Beginning Balance	11,650.4	10,751.3	11,500.5	10,571.5
Net income	257.6	328.1	545.3	646.7
Common stock dividends declared	(138.5)	(138.4)	(276.3)	(277.2)
Ending Balance	11,769.5	10,941.0	11,769.5	10,941.0
Accumulated Other Comprehensive Income (Loss):
Beginning Balance	(1,395.8)	(1,415.9)	(1,475.9)	(1,337.6)
Other comprehensive income (loss)	124.9	(29.6)	205.0	(107.9)
Ending Balance	(1,270.9)	(1,445.5)	(1,270.9)	(1,445.5)
Treasury Stock:
Beginning Balance	(6,421.4)	(6,322.5)	(6,347.8)	(6,154.2)
Stock issued, share-based compensation	26.4	19.9	34.3	33.5
Common stock repurchased	(143.2)	(70.1)	(224.7)	(252.0)
Ending Balance	(6,538.2)	(6,372.7)	(6,538.2)	(6,372.7)
Shareholders' Equity	4,486.8	3,635.8	4,486.8	3,635.8
Noncontrolling Interests:
Beginning Balance	560.5	564.7	552.4	608.8
Net income	20.2	20.1	35.9	38.5
Other comprehensive income (loss)	8.6	(0.6)	13.6	(7.8)
Dividends to noncontrolling interests	(21.3)	(20.9)	(34.3)	(34.2)
Net change in noncontrolling interests	(16.0)	(3.2)	(15.6)	(45.2)
Ending Balance	552.0	560.1	552.0	560.1
Total Equity	$5,038.8	$4,195.9	$5,038.8	$4,195.9

Dividends Declared Per Common Share	$0.70	$0.70	$1.40	$1.40

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$581.2	$685.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	68.1	67.9
Amortization of intangible assets	49.6	52.1
Share-based compensation	44.2	44.7
Repositioning costs	88.8	57.8
Other, net	3.1	(6.4)
Use of operating capital	(1,411.7)	(1,661.5)
Net Cash Used In Operating Activities	(576.7)	(760.2)
Cash Flows From Investing Activities:
Capital expenditures	(71.6)	(62.3)
Acquisition of businesses and interests in affiliates, net of cash acquired	(0.8)	(790.3)
Other, net	51.8	(13.7)
Net Cash Used In Investing Activities	(20.6)	(866.3)
Cash Flows From Financing Activities:
Proceeds from borrowings	—	645.9
Change in short-term debt	(0.6)	5.2
Dividends paid to common shareholders	(277.4)	(278.9)
Repurchases of common stock	(223.0)	(249.8)
Proceeds from stock plans	12.9	3.5
Acquisition of additional noncontrolling interests	(5.9)	(26.5)
Dividends paid to noncontrolling interest shareholders	(34.3)	(34.2)
Payment of contingent purchase price obligations	(41.5)	(12.6)
Other, net	(33.1)	(37.7)
Net Cash (Used In) Provided By Financing Activities	(602.9)	14.9
Effect of foreign exchange rate changes on cash and cash equivalents	161.2	(108.7)
Net Decrease in Cash and Cash Equivalents	(1,039.0)	(1,720.3)
Cash and Cash Equivalents at the Beginning of Period	4,339.4	4,432.0
Cash and Cash Equivalents at the End of Period	$3,300.4	$2,711.7

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
Agreement to Acquire IPG
On December 8, 2024, Omnicom entered into an Agreement and Plan of Merger, or the Merger Agreement, by and among Omnicom, EXT Subsidiary Inc., a direct wholly owned subsidiary of Omnicom, or Merger Sub, and The Interpublic Group of Companies, Inc., or IPG, pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into IPG, or the Merger, with IPG surviving the Merger as a wholly owned subsidiary of Omnicom. On March 18, 2025, the shareholders of each of Omnicom and IPG approved the Merger. The completion of the Merger is subject to customary closing conditions, including required regulatory approvals. If completed, the Merger is expected to have a material impact on our ongoing results of operations and financial condition. During the three and six months ended June 30, 2025, we recorded acquisition related costs related to the Merger of $66.0 million and $99.8 million, respectively, in selling, general and administrative expenses. The results of IPG are not included in our 2025 or 2024 results of operations or financial position.
On June 23, 2025, the U.S. Federal Trade Commission concluded its antitrust review of Omnicom’s pending acquisition of IPG and reached agreement with Omnicom and IPG on a mutually acceptable consent order. We continue to work to obtain required regulatory approvals.
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
2. Revenue
Nature of our services
We provide data-inspired, creative marketing and sales solutions through various client-centric networks that are organized to meet specific client objectives. Our networks, practice areas and agencies provide a comprehensive range of services in the following fundamental disciplines: Media & Advertising, Precision Marketing, Public Relations, Healthcare, Branding & Retail Commerce, Experiential, and Execution & Support. Media & Advertising includes creative services across digital and traditional media, strategic media planning and buying, performance media, data analytics services, and Omnicom Production. Precision Marketing includes digital and direct marketing, digital transformation consulting, e-commerce operations, media execution, market intelligence and data and analytics. Public Relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. Branding & Retail Commerce services include brand and product consulting, strategy and research and retail marketing. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising, point-of-sale and product placement, as well as other specialized marketing and custom communications services. At the core of all of our services is the ability to create or develop a client’s marketing or corporate communications message into content that can be delivered to a target audience across different communications mediums.
Economic factors affecting our revenue
Global economic conditions and disruptions have a direct impact on our revenue. Adverse economic conditions and disruptions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.
Revenue by discipline:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Media & Advertising	$2,291.3	$2,101.0	$4,339.5	$4,055.2
Precision Marketing	457.1	427.1	907.4	852.5
Public Relations	372.9	407.9	735.6	791.4
Healthcare	332.6	345.1	638.3	662.1
Branding & Retail Commerce	148.6	182.1	308.1	367.6
Experiential	196.8	182.4	351.0	338.1
Execution & Support	216.3	208.2	426.1	417.4
Revenue	$4,015.6	$3,853.8	$7,706.0	$7,484.3
Beginning in the first quarter of 2025, we realigned the classification of certain services, primarily within our Media & Advertising, Branding & Retail Commerce, Precision Marketing and Public Relations disciplines. As a result, we reclassified the prior year periods to be consistent with the revised classifications.
Revenue by geographic market:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Americas:
North America	$2,209.7	$2,148.4	$4,321.2	$4,189.3
Latin America	114.6	106.4	211.0	202.9
EMEA:
Europe	1,166.4	1,101.9	2,161.4	2,107.7
Middle East and Africa	66.1	65.6	136.9	145.2
Asia-Pacific	458.8	431.5	875.5	839.2
Revenue	$4,015.6	$3,853.8	$7,706.0	$7,484.3
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended June 30, 2025 and 2024 was $2,093.5 million and $2,033.4 million, respectively, and revenue in the United States for the six months ended June 30, 2025 and 2024 was $4,100.5 million and $3,959.3 million, respectively.
Contract balances
Contract balances include work in process and customer advances that primarily consist of advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs.

	June 30, 2025	December 31, 2024	June 30, 2024
Work in process:
Media and production costs	$889.6	$864.0	$843.9
Unbilled fees and costs and contract assets	1,106.3	758.2	956.1
Work in process	$1,995.9	$1,622.2	$1,800.0
Customer advances	$1,348.2	$1,336.1	$1,262.1
There were no impairment charges recorded in work in process in the six months ended June 30, 2025 and 2024.

3. Net Income per Share
Basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income - Omnicom Group Inc.	$257.6	$328.1	$545.3	$646.7
Weighted Average Shares (millions):
Basic	194.9	195.9	195.8	196.9
Dilutive stock options and restricted shares	1.1	2.6	1.3	2.4
Diluted	196.0	198.5	197.1	199.3

Anti-dilutive stock options and restricted shares (millions)	6.5	—	5.8	—
Net Income per Share - Omnicom Group Inc.:
Basic	$1.32	$1.67	$2.78	$3.28
Diluted	$1.31	$1.65	$2.77	$3.24
Potentially dilutive common shares are due to our share-based employee compensation plans and agreements, which primarily relate to stock options granted in the second quarter of 2025. The number of potential common shares excluded from diluted shares outstanding was 6.5 million and 5.8 million for the three and six months ended June 30, 2025, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive. There were no potentially dilutive common shares excluded from diluted shares outstanding for the three and six months ended June 30, 2024.
4. Goodwill and Intangible Assets
Change in goodwill:

	Six Months Ended June 30,
	2025	2024
January 1	$10,677.4	$10,082.3
Acquisitions	2.4	657.5
Noncontrolling interests in acquired businesses	2.6	10.7
Contingent purchase price obligations of acquired businesses	2.5	—
Dispositions	(20.9)	(5.9)
Foreign currency translation	337.8	(98.1)
June 30	$11,001.8	$10,646.5
The increase in goodwill in the six months ended June 30, 2024 is primarily attributable to the acquisition of Flywheel Digital in January 2024. There were no goodwill impairment charges recorded in the six months ended June 30, 2025 and 2024, and there are no accumulated goodwill impairment charges.
We completed our annual goodwill impairment test as of May 1, 2025. The market assumptions used in our assessment reflected the current economic environment (see Note 1- Risks and Uncertainties). Based on the results of our impairment test, we concluded that at May 1, 2025 our goodwill was not impaired.
Intangible assets:

	June 30, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired intangible assets and internally developed strategic platform assets	$1,119.5	$(645.9)	$473.6	$1,096.1	$(606.1)	$490.0
Other purchased and internally developed software	280.2	(246.2)	34.0	258.3	(226.3)	32.0
Total Intangible Assets	$1,399.7	$(892.1)	$507.6	$1,354.4	$(832.4)	$522.0

Amortization of intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Acquired intangible assets and internally developed strategic platform assets	$19.8	$21.5	$41.6	$43.0
Other purchased and internally developed software	4.0	4.8	8.0	9.1
Amortization Expense	$23.8	$26.3	$49.6	$52.1
5. Debt
Credit Facilities
Our $2.5 billion unsecured multi-currency revolving credit facility, or Credit Facility, terminates on June 2, 2028. We can issue up to $2 billion of U.S. Dollar denominated commercial paper, and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program. In addition, certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom, aggregating $539.7 million. All of these facilities provide additional liquidity sources for operating capital and general corporate purposes. During the three and six months ended June 30, 2025 and 2024, there were no drawings under the Credit Facility and no commercial paper issuances.
The Credit Facility has a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At June 30, 2025, we were in compliance with this covenant as our Leverage Ratio was 2.6 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt of $22.3 million and $21.3 million at June 30, 2025 and December 31, 2024, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.
Long-Term Debt
Long-term debt:

	June 30, 2025	December 31, 2024
3.60% Senior Notes due 2026	$1,400.0	$1,400.0
€500 million 0.80% Senior Notes due 2027	585.3	520.3
2.45% Senior Notes due 2030	600.0	600.0
4.20% Senior Notes due 2030	600.0	600.0
€500 million 1.40% Senior Notes due 2031	585.3	520.3
2.60% Senior Notes due 2031	800.0	800.0
€600 million 3.70% Senior Notes due 2032	702.2	624.5
£325 million 2.25% Senior Notes due 2033	445.4	407.9
5.30% Senior Notes due 2034	600.0	600.0
Long-Term Debt, Gross	6,318.2	6,073.0
Unamortized discount	(9.2)	(9.5)
Unamortized debt issuance costs	(25.8)	(27.4)
Unamortized deferred loss from settlement of interest rate swap	(0.5)	(0.8)
Long-Term Debt, including current portion	6,282.7	6,035.3
Current portion	(1,398.6)	—
Long-Term Debt	$4,884.1	$6,035.3
The 2.45% Senior Notes due 2030, 4.20% Senior Notes due 2030, 2.60% Senior Notes due 2031 and 5.30% Senior Notes due 2034 are senior unsecured obligations of Omnicom that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under the 3.60% Senior Notes due April 2026, accordingly it has been reclassified to current liabilities on the balance sheet. These notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans, or advances. Such notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
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
6. Segment Reporting
Our branded agency networks operate in the advertising, marketing and corporate communications services industry, and are organized into agency networks, virtual client networks, regional reporting units and operating groups or practice areas. Our networks, virtual client networks and agencies share clients and provide clients with integrated services. The main economic components of each agency are employee compensation and related costs, direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs and overhead expenses. Therefore, given these similarities, we aggregate our operating segments, which are our agency networks, into one reporting segment. The chief operating decision maker, or CODM, reviews segment operating income for each network and allocates resources accordingly. The CODM includes Omnicom’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.
Segment operating results include allocations of costs, including information technology, and other shared services costs, that are allocated using metrics designed to correlate the allocation with consumption.
Segment revenue, segment operating expenses and segment operating income of our operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$4,015.6	$3,853.8	$7,706.0	$7,484.3
Segment Operating Expenses:
Salary and service costs:
Salary and related costs	$1,827.8	$1,836.9	$3,608.3	$3,684.2
Third-party service costs	918.4	811.1	1,715.2	1,509.3
Third-party incidental costs	186.4	152.1	355.4	299.2
Total salary and service costs	2,932.6	2,800.1	5,678.9	5,492.7
Occupancy and other costs	325.9	314.2	640.5	628.3
Segment cost of services	3,258.5	3,114.3	6,319.4	6,121.0
Selling, general and administrative expenses	104.4	111.0	188.5	196.3
Depreciation and amortization	58.7	60.4	117.7	120.0
Total segment operating expenses	3,421.6	3,285.7	6,625.6	6,437.3
Segment Operating Income	$594.0	$568.1	$1,080.4	$1,047.0

Reconciliation of segment operating income to income before income taxes and income from equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment Operating Income	$594.0	$568.1	$1,080.4	$1,047.0
Acquisition related costs	66.0	—	99.8	—
Repositioning costs	88.8	57.8	88.8	57.8
Operating Income	439.2	510.3	891.8	989.2
Interest Expense	62.6	62.7	121.7	116.5
Interest Income	21.9	21.0	51.6	48.0
Income Before Income Taxes and Income From Equity Method Investments	$398.5	$468.6	$821.7	$920.7
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
Revenue and long-lived assets and goodwill by geographic region:

	Americas	EMEA	Asia-Pacific
June 30, 2025
Revenue - Three months ended	$2,324.3	$1,232.5	$458.8
Revenue - Six months ended	$4,532.2	$2,298.3	$875.5
Long-lived assets and goodwill	$8,148.0	$4,054.3	$723.5
June 30, 2024
Revenue - Three months ended	$2,254.8	$1,167.5	$431.5
Revenue - Six months ended	$4,392.2	$2,252.9	$839.2
Long-lived assets and goodwill	$8,038.9	$3,773.3	$709.7
7. Income Taxes
Our effective tax rate for the six months ended June 30, 2025 increased period-over-period to 29.4% from 26.0%, primarily due to the non-deductibility of certain acquisition related costs related to the pending merger with IPG (see Note 1 to the unaudited consolidated financial statements). The effective tax rate for the six months ended June 30, 2024 includes the favorable impact from the resolution of certain non-U.S. tax positions of $7.5 million.
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
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, but we expect that the legislation will likely not have a material impact on our financial statements. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.
At June 30, 2025, our unrecognized tax benefits were $159.7 million. Of this amount, approximately $153.4 million would affect our effective tax rate upon resolution of the uncertain tax positions.

8. Pension and Other Postemployment Benefits
Pension and other postemployment benefits net periodic benefit expense:

	Defined Benefit Pension Plans		Postemployment Arrangements
	Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$3.1	$1.1	$1.1	$1.5
Interest cost	4.1	2.9	2.8	3.0
Expected return on plan assets	(0.4)	(0.4)	—	—
Amortization of prior service cost	1.6	0.2	1.8	2.2
Amortization of actuarial losses	0.5	0.4	—	0.1
Total net periodic benefit expense	$8.9	$4.2	$5.7	$6.8
In each of the six months ended June 30, 2025 and 2024, we contributed $0.2 million and $0.1 million, respectively, to the defined benefit pension plans.
9. Repositioning Costs
In connection with our strategic initiatives, operating expenses for the three and six months ended June 30, 2025 included $88.8 million ($67.2 million after-tax) of repositioning costs, primarily related to severance actions related to efficiency initiatives, primarily within the Omnicom Advertising Group and the Omnicom Production Group.
In connection with our strategic initiatives, operating expenses for the three and six months ended June 30, 2024 included $57.8 million ($42.9 million after-tax), primarily related to severance actions related to ongoing efficiency initiatives, including strategic agency consolidation in our smaller international markets and the launch of our centralized production strategy.
10. Supplemental Cash Flow Data
Change in operating capital:

	Six Months Ended June 30,
	2025	2024
(Increase) decrease in accounts receivable	$955.6	$340.2
(Increase) decrease in work in process and other current assets	(319.1)	(474.7)
Increase (decrease) in accounts payable	(1,570.4)	(985.8)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(447.8)	(489.6)
Change in other assets and liabilities, net	(30.0)	(51.6)
Increase (decrease) in operating capital	$(1,411.7)	$(1,661.5)
Supplemental financial information:

Income taxes paid	$330.2	$306.4
Interest paid	$104.3	$70.7
Non-cash increase in lease liabilities:

Operating leases	$90.3	$93.6
Finance leases	$19.0	$25.0
11. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that such proceedings will have a material adverse effect on our results of operations or financial position.

12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes:

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Six Months Ended June 30, 2025
January 1	$(5.0)	$(25.5)	$(1,445.4)	$(1,475.9)
Other comprehensive income (loss) before reclassifications	—	—	202.2	202.2
Reclassification from accumulated other comprehensive income (loss)	1.9	0.9	—	2.8
June 30	$(3.1)	$(24.6)	$(1,243.2)	$(1,270.9)

	Six Months Ended June 30, 2024
January 1	$(8.1)	$(42.7)	$(1,286.8)	$(1,337.6)
Other comprehensive income (loss) before reclassifications	—	—	(110.4)	(110.4)
Reclassification from accumulated other comprehensive income (loss)	1.9	0.6	—	2.5
June 30	$(6.2)	$(42.1)	$(1,397.2)	$(1,445.5)
13. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis:

June 30, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$3,300.4			$3,300.4
Marketable equity securities	0.9			0.9
Foreign currency derivatives		$0.1		$0.1
Liabilities:
Cross currency swaps - net investment hedge		$9.0		$9.0
Contingent purchase price obligations			$192.1	$192.1

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$4,339.4			$4,339.4
Marketable equity securities	0.9			0.9
Cross currency swaps - net investment hedge		$9.3		9.3
Liabilities:
Foreign currency derivatives		$0.1		$0.1
Contingent purchase price obligations			$220.1	220.1

Changes in contingent purchase price obligations:

	Six Months Ended June 30,
	2025	2024
January 1	$220.1	$229.5
Acquisitions	5.4	27.4
Revaluation and interest	7.3	6.2
Payments	(41.5)	(12.6)
Foreign currency translation	0.8	(0.7)
June 30	$192.1	$249.8

Carrying amount and fair value of our financial assets and liabilities:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$3,300.4	$3,300.4	$4,339.4	$4,339.4
Marketable equity securities	0.9	0.9	0.9	0.9
Non-marketable equity securities	30.6	30.6	36.8	36.8
Cross currency swaps - net investment hedge	—	—	9.3	9.3
Foreign currency derivatives	0.1	0.1	—	—
Liabilities:
Short-term debt	$22.3	$22.3	$21.3	$21.3
Foreign currency derivatives	—	—	0.1	0.1
Cross currency swaps - net investment hedge	9.0	9.0	—	—
Contingent purchase price obligations	192.1	192.1	220.1	220.1
Long-Term Debt	6,282.7	5,997.5	6,035.3	5,664.9
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
•unanticipated changes to, or the ability to hire and retain, key personnel;
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
Agreement to Acquire IPG
On December 8, 2024, Omnicom entered into an Agreement and Plan of Merger, or the Merger Agreement, by and among Omnicom, EXT Subsidiary Inc., a direct wholly owned subsidiary of Omnicom, or Merger Sub, and IPG, pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into IPG, or the Merger, with IPG surviving the Merger as a wholly owned subsidiary of Omnicom. On March 18, 2025, the shareholders of each of Omnicom and IPG approved the Merger. Under the terms of the Merger Agreement, IPG shareholders will receive 0.344 shares of Omnicom common stock for each share of IPG common stock they own. Following the closing of the Merger, Omnicom shareholders are expected to own approximately 60.6% of the combined company, and IPG shareholders are expected to own approximately 39.4%, on a fully diluted basis. The completion of the Merger is subject to customary closing conditions, including required regulatory approvals. If completed, the Merger is expected to have a material impact on our business, results of operations and financial condition. During the three and six months ended June 30, 2025, we recorded acquisition related costs related to the Merger of $66.0 million and $99.8 million, respectively, in selling, general and administrative expenses. The results of IPG are not included in our 2025 or 2024 results of operations or financial position.
On June 23, 2025, the U.S. Federal Trade Commission FTC concluded its antitrust review of Omnicom’s pending acquisition of IPG and reached agreement with Omnicom and IPG on a mutually acceptable consent order. We continue to work to obtain other required regulatory approvals and continue to expect that the Merger will be completed in the second half of 2025.
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
We believe generative AI and agentic AI will have a significant effect on how we provide services to our clients and how we enhance the productivity of our people. As with any new technology, we are working closely with our clients and technology partners to take advantage of the benefits of AI while being mindful of its limitations, risks, and privacy concerns. We are committed to responsible AI practices and collaboration to harness AI's potential, while evaluating related risks, such as ethical considerations, public perception and reputational concerns, intellectual property protection, regulatory compliance, privacy and data security concerns and our ability to effectively adopt this new emerging technology. The rapidly developing nature of AI technology makes it difficult to assess the full impact on our business at this time.
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
We operate in all major markets and have a large client base. For the twelve months ended June 30, 2025, our largest client accounted for 2.6% of our revenue, and our 100 largest clients, which represent many of the world’s major marketers, accounted for approximately 54.1% of our revenue. Our clients operate in virtually every sector of the global economy with no one industry representing more than 15% of our revenue for the six months ended June 30, 2025. Although our revenue is generally balanced between the United States and international markets, and we have a large and diverse client base, we are not immune to general economic downturns.
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
Financial Performance
Worldwide revenue for the three months ended June 30, 2025 increased $161.8 million, or 4.2%, to $4,015.6 million, compared to $3,853.8 million in the prior year quarter. Worldwide organic revenue growth increased revenue $116.8 million, or 3.0%, primarily driven by our Media & Advertising, Precision Marketing and Experiential disciplines. Our Public Relations, Branding & Retail Commerce and Healthcare disciplines had negative performance during the quarter. All of our major geographic regions had positive organic growth compared to the prior year period. Organic growth in the quarter was led by our largest market, the U.S. In Europe, growth was mixed by market. In Asia-Pacific, we experienced growth in substantially all of our markets. Changes in foreign exchange rates period-over-period increased revenue $42.4 million, or 1.1%. Acquisition revenue, net of disposition revenue, increased revenue $2.6 million, or 0.1%.
Worldwide revenue for the six months ended June 30, 2025 increased $221.7 million, or 3.0%, to $7,706.0 million, compared to $7,484.3 million in the prior year period. Worldwide organic revenue growth increased revenue $238.7 million, or 3.2%, primarily driven by our Media & Advertising, Precision Marketing and Execution & Support disciplines. Our Public Relations, Branding & Retail Commerce and Healthcare disciplines had negative performance during the period. All of our major geographic regions had positive organic growth compared to the prior year period. Organic growth in the six month period was led by our largest market, the U.S. In Europe, growth was mixed by market. In Asia-Pacific, we experienced growth in substantially all of our markets. Changes in foreign exchange rates period-over-period reduced revenue $16.8 million, or 0.2%. Acquisition revenue, net of disposition revenue, reduced revenue slightly by $0.2 million.
The period-over-period change in worldwide revenue for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, in our fundamental disciplines was: Media & Advertising increased $190.3 million, Precision Marketing increased $30.0 million, Public Relations decreased $35.0 million, Healthcare decreased $12.5 million, Branding & Retail Commerce decreased $33.5 million, Experiential increased $14.4 million, and Execution & Support increased $8.1 million.
The period-over-period change in worldwide revenue for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, in our fundamental disciplines was: Media & Advertising increased $284.3 million, Precision Marketing increased $54.9 million, Public Relations decreased $55.8 million, Healthcare decreased $23.8 million, Branding & Retail Commerce decreased $59.5 million, Experiential increased $12.9 million, and Execution & Support increased $8.7 million.
The period-over-period change in worldwide revenue across our geographic markets for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was: North America increased $61.3 million, or 2.9%, Latin America increased $8.2 million, or 7.7%, Europe increased $64.5 million, or 5.9%, Middle East and Africa increased $0.5 million, or 0.8%, and Asia-Pacific increased $27.3 million, or 6.3%.
The period-over-period change in the worldwide revenue across our geographic markets for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was: North America increased $131.9 million, or 3.1%, Latin America increased $8.1 million, or 4.0%, Europe increased $53.7 million, or 2.5%, Middle East and Africa decreased $8.3 million, or 5.7%, and Asia-Pacific increased $36.3 million, or 4.3%.
A summary of our consolidated results of operations period-over-period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue	$4,015.6	$3,853.8	$161.8	4.2%	$7,706.0	$7,484.3	$221.7	3.0%
Operating Income[2]	$439.2	$510.3	$(71.1)	(13.9)%	$891.8	$989.2	$(97.4)	(9.8)%
Operating Margin[2]	10.9%	13.2%		(2.3)%	11.6%	13.2%		(1.6)%
Net Income - Omnicom Group Inc.[2]	$257.6	$328.1	$(70.5)	(21.5)%	$545.3	$646.7	$(101.4)	(15.7)%
Net Income per Share - Omnicom Group Inc.: Diluted[2,3]	$1.31	$1.65	$(0.34)	(20.6)%	$2.77	$3.24	$(0.47)	(14.5)%
EBITA[1,2,3]	$459.0	$531.8	$(72.8)	(13.7)%	$933.4	$1,032.2	$(98.8)	(9.6)%
EBITA Margin %[1,2,3]	11.4%	13.8%		(2.4)%	12.1%	13.8%		(1.7)%
1) Reconciliation of Non-GAAP Financial Measures on page 27.
2) For the three and six months ended June 30, 2025, operating expenses included $88.8 million ($67.2 million after-tax) of repositioning costs recorded in the second quarter of 2025, primarily related to severance actions related to efficiency initiatives (see Note 9 to the unaudited consolidated financial statements). In addition, included in selling, general and administrative expenses for the three and six months ended June 30, 2025, are acquisition related costs of $66.0 million ($61.6 million after-tax) and $99.8 million ($94.3 million after-tax), respectively, related to the pending merger with IPG (see Note 1 to the unaudited consolidated financial statements). The net impact of these items reduced operating income for the three and six months ended June 30, 2025, by $154.8 million ($128.8 million after-tax) and $188.6 million ($161.5 million after-tax), respectively, which reduced diluted net income per share - Omnicom Group Inc. by $0.66 and $0.82, respectively. For the three and six months ended June 30, 2024, operating expenses included $57.8 million ($42.9 million after-tax) of repositioning costs recorded in the second quarter of 2024, primarily related to severance actions related to ongoing efficiency initiatives, including strategic agency consolidation in our smaller international markets and the launch of our centralized production strategy, which reduced diluted net income per share - Omnicom Group Inc. by $0.22. There were no acquisition related costs for the three and six months ended June 30, 2024.
3) EBITA is defined as earnings before interest, income taxes and amortization of acquired intangible assets and internally developed strategic platform assets. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods. In the three and six months ended June 30, 2025, the effect of after-tax amortization of acquired intangible assets and internally developed strategic platform assets decreased diluted net income per share by $0.08 for each of the three months ended June 30, 2025 and 2024 and $0.15, and $0.16 for the six months ended June 30, 2025 and 2024, respectively.

CONSOLIDATED RESULTS OF OPERATIONS
The period-over-period change in results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
Revenue	$4,015.6	$3,853.8	$161.8	$7,706.0	$7,484.3	$221.7
Operating Expenses:
Salary and service costs	2,932.6	2,800.1	132.5	5,678.9	5,492.7	186.2
Occupancy and other costs	325.9	314.2	11.7	640.5	628.3	12.2
Repositioning costs[2]	88.8	57.8	31.0	88.8	57.8	31.0
Cost of services	3,347.3	3,172.1	175.2	6,408.2	6,178.8	229.4
Selling, general and administrative expenses[2]	170.4	111.0	59.4	288.3	196.3	92.0
Depreciation and amortization	58.7	60.4	(1.7)	117.7	120.0	(2.3)
Total Operating Expenses[2]	3,576.4	3,343.5	232.9	6,814.2	6,495.1	319.1
Operating Income[2]	439.2	510.3	(71.1)	891.8	989.2	(97.4)
Interest Expense	62.6	62.7	(0.1)	121.7	116.5	5.2
Interest Income	21.9	21.0	0.9	51.6	48.0	3.6
Income Before Income Taxes and Income From Equity Method Investments	398.5	468.6	(70.1)	821.7	920.7	(99.0)
Income Tax Expense	120.5	123.7	(3.2)	241.2	239.7	1.5
Income From Equity Method Investments	(0.2)	3.3	(3.5)	0.7	4.2	(3.5)
Net Income[2]	277.8	348.2	(70.4)	581.2	685.2	(104.0)
Net Income Attributed To Noncontrolling Interests	20.2	20.1	0.1	35.9	38.5	(2.6)
Net Income - Omnicom Group Inc.[2]	$257.6	$328.1	$(70.5)	$545.3	$646.7	$(101.4)
Net Income Per Share - Omnicom Group Inc.:[2,3]
Basic	$1.32	$1.67	$(0.35)	$2.78	$3.28	$(0.50)
Diluted	$1.31	$1.65	$(0.34)	$2.77	$3.24	$(0.47)

Revenue	$4,015.6	$3,853.8	$161.8	$7,706.0	$7,484.3	$221.7
Operating Margin %[2]	10.9%	13.2%		11.6%	13.2%
EBITA[1,2,3]	$459.0	$531.8	$(72.8)	$933.4	$1,032.2	$(98.8)
EBITA Margin %[1,2,3]	11.4%	13.8%	(2.4)%	12.1%	13.8%	(1.7)%
1) Reconciliation of Non-GAAP Financial Measures on page 27.
2) For the three and six months ended June 30, 2025, operating expenses included $88.8 million ($67.2 million after-tax) of repositioning costs recorded in the second quarter of 2025, primarily related to severance actions related to efficiency initiatives (see Note 9 to the unaudited consolidated financial statements). In addition, included in selling, general and administrative expenses for the three and six months ended June 30, 2025, are acquisition related costs of $66.0 million ($61.6 million after-tax) and $99.8 million ($94.3 million after-tax), respectively, related to the pending merger with IPG (see Note 1 to the unaudited consolidated financial statements). The net impact of these items reduced operating income for the three and six months ended June 30, 2025, by $154.8 million ($128.8 million after-tax) and $188.6 million ($161.5 million after-tax), respectively, which reduced diluted net income per share - Omnicom Group Inc. by $0.66 and $0.82, respectively. For the three and six months ended June 30, 2024, operating expenses included $57.8 million ($42.9 million after-tax) of repositioning costs recorded in the second quarter of 2024, primarily related to severance actions related to ongoing efficiency initiatives, including strategic agency consolidation in our smaller international markets and the launch of our centralized production strategy, which reduced diluted net income per share - Omnicom Group Inc. by $0.22. There were no acquisition related costs for the three and six months ended June 30, 2024.
3) EBITA is defined as earnings before interest, income taxes and amortization of acquired intangible assets and internally developed strategic platform assets. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods. In the three and six months ended June 30, 2025, the effect of after-tax amortization of acquired intangible assets and internally developed strategic platform assets decreased diluted net income per share by $0.08 for each of the three months ended June 30, 2025 and 2024 and $0.15, and $0.16 for the six months ended June 30, 2025 and 2024, respectively.

Revenue
The components of period-over-period revenue change in the United States (“Domestic”) and the remainder of the world (“International”):

	Total		Domestic		International
	$	%	$	%	$	%
Three months ended June 30, 2024	$3,853.8		$2,033.4		$1,820.4
Components of revenue change:
Foreign exchange rate impact	42.4	1.1%	—	—%	42.4	2.3%
Acquisition revenue, net of disposition revenue	2.6	0.1%	(0.3)	—%	2.9	0.2%
Organic growth	116.8	3.0%	60.4	3.0%	56.4	3.1%
Three months ended June 30, 2025	$4,015.6	4.2%	$2,093.5	3.0%	$1,922.1	5.6%

	Total		Domestic		International
	$	%	$	%	$	%
Six months ended June 30, 2024	$7,484.3		$3,959.3		$3,525.0
Components of revenue change:
Foreign exchange rate impact	(16.8)	(0.2)%	—	—%	(16.8)	(0.5)%
Acquisition revenue, net of disposition revenue	(0.2)	—%	(7.0)	(0.2)%	6.8	0.2%
Organic growth	238.7	3.2%	148.2	3.7%	90.5	2.6%
Six months ended June 30, 2025	$7,706.0	3.0%	$4,100.5	3.6%	$3,605.5	2.3%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,973.2 million and $7,722.8 million for the Total column for the three and six months ended June 30, 2025, respectively). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($4,015.6 million less $3,973.2 million and $7,706.0 million less $7,722.8 million for the Total column for the three and six months ended June 30, 2025, respectively).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,853.8 million and $7,484.3 million for the Total column for the three and six months ended June 30, 2025, respectively).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at July 14, 2025 remain unchanged, we expect the impact of changes in foreign exchange rates will be a positive 1.0% for the third quarter and positive 1.0% for the full year. Based on our acquisition and disposition activity completed to date, we expect the net impact on revenue to remain flat for both the third quarter and the full year.

Revenue by Discipline
To monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: Media & Advertising, Precision Marketing, Public Relations, Healthcare, Branding & Retail Commerce, Experiential and Execution & Support.
The period-over-period change in revenue and organic growth by discipline:

	Three Months Ended June 30,
	2025		2024		2025 vs. 2024
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Media & Advertising	$2,291.3	57.1%	$2,101.0	54.5%	$190.3	8.2%
Precision Marketing	457.1	11.4%	427.1	11.1%	30.0	5.0%
Public Relations	372.9	9.3%	407.9	10.6%	(35.0)	(9.3)%
Healthcare	332.6	8.2%	345.1	9.0%	(12.5)	(4.9)%
Branding & Retail Commerce	148.6	3.7%	182.1	4.7%	(33.5)	(16.9)%
Experiential	196.8	4.9%	182.4	4.7%	14.4	2.9%
Execution & Support	216.3	5.4%	208.2	5.4%	8.1	1.5%
Revenue	$4,015.6		$3,853.8		$161.8	3.0%

	Six Months Ended June 30,
	2025		2024		2025 vs. 2024
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Media & Advertising	$4,339.5	56.3%	$4,055.2	54.2%	$284.3	7.7%
Precision Marketing	907.4	11.8%	852.5	11.4%	54.9	5.4%
Public Relations	735.6	9.5%	791.4	10.6%	(55.8)	(7.0)%
Healthcare	638.3	8.3%	662.1	8.8%	(23.8)	(4.0)%
Branding & Retail Commerce	308.1	4.0%	367.6	4.9%	(59.5)	(13.4)%
Experiential	351.0	4.6%	338.1	4.5%	12.9	0.9%
Execution & Support	426.1	5.5%	417.4	5.6%	8.7	1.7%
Revenue	$7,706.0		$7,484.3		$221.7	3.2%
Beginning in the first quarter of 2025, we realigned the classification of certain services, primarily within our Media & Advertising, Branding & Retail Commerce, Precision Marketing and Public Relations disciplines. As a result, we reclassified the prior year periods to be consistent with the revised classifications.
The period-over-period change in worldwide revenue for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, in our fundamental disciplines was: Media & Advertising increased $190.3 million, Precision Marketing increased $30.0 million, Public Relations decreased $35.0 million, Healthcare decreased $12.5 million, Branding & Retail Commerce decreased $33.5 million, Experiential increased $14.4 million, and Execution & Support increased $8.1 million. Worldwide organic revenue growth increased revenue $116.8 million, or 3.0%, compared to the prior year period, primarily driven by Media & Advertising, led by our media business, Precision Marketing and Experiential disciplines. The organic growth was partially offset by underperformance in our Public Relations, Branding & Retail Commerce and Healthcare disciplines. Changes in foreign exchange rates period-over-period increased revenue $42.4 million, or 1.1%. The increase in revenue from foreign exchange translation was primarily related to the strengthening of some currencies, including the British Pound and the Euro, against the U.S. Dollar, partially offset by the weakening of the Brazilian Real, Mexican Peso, and Australian Dollar against the U.S. Dollar. Acquisition revenue, net of disposition revenue, increased revenue $2.6 million, or 0.1%.
The period-over-period change in worldwide revenue for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, in our fundamental disciplines was: Media & Advertising increased $284.3 million, Precision Marketing increased $54.9 million, Public Relations decreased $55.8 million, Healthcare decreased $23.8 million, Branding & Retail Commerce decreased $59.5 million, Experiential increased $12.9 million, and Execution & Support increased $8.7 million. Worldwide organic revenue growth increased revenue $238.7 million, or 3.2%, compared to the prior year period, primarily driven by Media & Advertising, led by our media business, Precision Marketing, Experiential and Execution & Support disciplines. The organic growth was partially offset by underperformance in our Public Relations, Branding & Retail Commerce and Healthcare disciplines. Changes in foreign exchange rates period-over-period reduced revenue $16.8 million, or 0.2%. The decrease in revenue from foreign exchange translation was primarily related to the weakening of several currencies, including the Brazilian Real, Australian Dollar, Mexican Peso, and the Canadian Dollar, against the U.S. Dollar, partially offset by the strengthening of the

British Pound and the Euro against the U.S. Dollar. Acquisition revenue, net of disposition revenue, reduced revenue slightly by $0.2 million.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.6% and 2.9% of revenue for the twelve months ended June 30, 2025 and 2024, respectively. Our ten largest and 100 largest clients represented 19.0% and 54.1% of revenue for the twelve months ended June 30, 2025, respectively, and 19.7% and 53.6% of revenue for the twelve months ended June 30, 2024, respectively.
Revenue by Geography
The period-over-period change in revenue and organic growth in our geographic markets:

	Three Months Ended June 30,
	2025		2024		2025 vs. 2024
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Americas:
North America	$2,209.7	55.0%	$2,148.4	55.8%	$61.3	2.9%
Latin America	114.6	2.9%	106.4	2.7%	8.2	18.0%
EMEA:
Europe	1,166.4	29.0%	1,101.9	28.6%	64.5	0.5%
Middle East and Africa	66.1	1.6%	65.6	1.7%	0.5	0.9%
Asia-Pacific	458.8	11.5%	431.5	11.2%	27.3	6.5%
Revenue	$4,015.6		$3,853.8		$161.8	3.0%

	Six Months Ended June 30,
	2025		2024		2025 vs. 2024
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Americas:
North America	$4,321.2	56.1%	$4,189.3	56.0%	$131.9	3.5%
Latin America	211.0	2.7%	202.9	2.7%	8.1	16.5%
EMEA:
Europe	2,161.4	28.0%	2,107.7	28.2%	53.7	0.6%
Middle East and Africa	136.9	1.8%	145.2	1.9%	(8.3)	(4.7)%
Asia-Pacific	875.5	11.4%	839.2	11.2%	36.3	6.2%
Revenue	$7,706.0		$7,484.3		$221.7	3.2%
The period-over-period change in worldwide revenue across our geographic markets for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was: North America increased $61.3 million, or 2.9%, Latin America increased $8.2 million, or 7.7%, Europe increased $64.5 million, or 5.9%, Middle East and Africa increased $0.5 million, or 0.8%, and Asia-Pacific increased $27.3 million, or 6.3%.
The period-over-period change in the worldwide revenue across our geographic markets for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was: North America increased $131.9 million, or 3.1%, Latin America increased $8.1 million, or 4.0%, Europe increased $53.7 million, or 2.5%, Middle East and Africa decreased $8.3 million, or 5.7%, and Asia-Pacific increased $36.3 million, or 4.3%.
North America
In North America, organic revenue growth period-over-period for the three and six months ended June 30, 2025 was primarily driven by strong performance in the United States, especially in the Media & Advertising discipline, led by our media business, and our Precision Marketing, Experiential and Execution & Support disciplines. The organic growth was partially offset by underperformance in our Public Relations, Branding & Retail Commerce and Healthcare disciplines.
Latin America
In Latin America, organic revenue growth for the three and six months ended June 30, 2025, compared to the prior year periods, was led by our Media & Advertising discipline, and in all countries in the region. The weakening of all currencies, especially the Brazilian Real and Mexican Peso, against the U.S. Dollar decreased revenue in the three and six months ended June 30, 2025 compared to the same periods in 2024.

EMEA
In Europe, compared to the prior year periods, organic revenue growth for the three and six months ended June 30, 2025 was driven by strong performance in our Media & Advertising discipline, led by our media business, and our Experiential discipline, substantially offset by underperformance in all other disciplines. Foreign currency exchange rate changes increased revenue for the three and six months ended June 30, 2025, primarily as a result of the strengthening of the Euro and the British Pound against the U.S. Dollar period-over-period.
In the U.K., for the three and six months ended June 30, 2025, organic revenue decreased period-over-period by 2.5% and 1.6%, respectively. A strong performance in our Media & Advertising discipline, led by our media business, was substantially offset by underperformance in all other disciplines. In Continental Europe, which includes the Euro Zone and the other European countries, organic revenue growth of 2.5% and 2.1% for the three and six months ended June 30, 2025, respectively, was mixed by country and driven primarily by our Media & Advertising, led by our media business, and Experiential disciplines.
The Middle East and Africa, for the three and six months ended June 30, 2025, experienced weak organic growth with a strong performance in our Media & Advertising discipline, led by our media business, offset by negative performance in our Experiential discipline.
Asia-Pacific
In Asia-Pacific, organic growth for the three and six months ended June 30, 2025 was 6.5% and 6.2%, respectively. Organic growth, led by our Media & Advertising discipline, was partially offset by underperformance in our Experiential and Public Relations disciplines. Substantially all markets in the region, led by Australia, India and New Zealand, had positive organic growth, partially offset by slight weakening in China, as compared to the prior year periods. Foreign currency exchange rate changes increased revenue for the three months ended June 30, 2025, primarily as a result of the strengthening of several currencies against the U.S. Dollar, including the Japanese Yen. Foreign currency exchange rate changes decreased revenue for the six months ended June 30, 2025, primarily as a result of the weakening of several currencies against the U.S. Dollar, including the Australian Dollar and New Zealand Dollar.
Revenue by Industry
Revenue by type of client industry sector:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pharmaceuticals and Healthcare	15%	17%	15%	16%
Food and Beverage	15%	15%	15%	16%
Auto	13%	11%	13%	11%
Consumer Products	9%	11%	9%	10%
Financial Services	8%	7%	8%	7%
Travel and Entertainment	8%	7%	8%	7%
Technology	8%	7%	8%	7%
Retail	7%	7%	7%	6%
Government	4%	4%	3%	4%
Telecommunications	3%	3%	3%	3%
Services	3%	3%	3%	3%
Oil, Gas and Utilities	2%	2%	2%	2%
Not-for-Profit	2%	1%	1%	1%
Education	1%	1%	1%	1%
Other	2%	4%	4%	6%
Total	100%	100%	100%	100%

Operating Expenses
The period-over-period change in operating expenses:

	Three Months Ended June 30,
	2025		2024		2025 vs. 2024
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$4,015.6		$3,853.8		$161.8	4.2%
Operating Expenses:
Salary and service costs:
Salary and related costs	1,827.8	45.5%	1,836.9	47.7%	(9.1)	(0.5)%
Third-party service costs	918.4	22.9%	811.1	21.0%	107.3	13.2%
Third-party incidental costs	186.4	4.6%	152.1	3.9%	34.3	22.6%
Total salary and service costs	2,932.6	73.0%	2,800.1	72.7%	132.5	4.7%
Occupancy and other costs	325.9	8.1%	314.2	8.2%	11.7	3.7%
Repositioning costs	88.8	2.2%	57.8	1.5%	31.0	53.6%
Cost of services	3,347.3		3,172.1		175.2	5.5%
Selling, general and administrative expenses	170.4	4.2%	111.0	2.9%	59.4	53.5%
Depreciation and amortization	58.7	1.5%	60.4	1.6%	(1.7)	(2.8)%
Total Operating Expenses	3,576.4	89.1%	3,343.5	86.8%	232.9	7.0%
Operating Income	$439.2	10.9%	$510.3	13.2%	$(71.1)	(13.9)%

	Six Months Ended June 30,
	2025		2024		2025 vs. 2024
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$7,706.0		$7,484.3		$221.7	3.0%
Operating Expenses:
Salary and service costs:
Salary and related costs	3,608.3	46.8%	3,684.2	49.2%	(75.9)	(2.1)%
Third-party service costs	1,715.2	22.3%	1,509.3	20.2%	205.9	13.6%
Third-party incidental costs	355.4	4.6%	299.2	4.0%	56.2	18.8%
Total salary and service costs	5,678.9	73.7%	5,492.7	73.4%	186.2	3.4%
Occupancy and other costs	640.5	8.3%	628.3	8.4%	12.2	1.9%
Repositioning costs	88.8	1.2%	57.8	0.8%	31.0	53.6%
Cost of services	6,408.2		6,178.8		229.4	3.7%
Selling, general and administrative expenses	288.3	3.7%	196.3	2.6%	92.0	46.9%
Depreciation and amortization	117.7	1.5%	120.0	1.6%	(2.3)	(1.9)%
Total Operating Expenses	6,814.2	88.4%	6,495.1	86.8%	319.1	4.9%
Operating Income	$891.8	11.6%	$989.2	13.2%	$(97.4)	(9.8)%
We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up a significant portion of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor, third-party service costs, and third-party incidental costs. Third-party service costs include vendor costs when we act as principal in providing services to our clients. Third-party incidental costs that are required to be included in revenue primarily consist of client-related travel and incidental out-of-pocket costs that are billed back to the client directly at our cost. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses. Adverse and beneficial fluctuations in foreign currency exchange rates from period to period impact our results of operations and financial position when we translate our financial statements from local foreign currency exchange rates to the U.S. Dollar. However, substantially all of our foreign operations transact business in their local currency, mitigating the impact of changes in foreign currency exchange rates on our operating margin percentage. As a result, the changes in our operating expenses period-over-period from foreign currency translation were in line with the percentage impact from changes in foreign currencies on revenue for the three and six months ended June 30, 2025.

Operating expenses for the three months ended June 30, 2025 increased $232.9 million, or 7.0%, to $3,576.4 million from $3,343.5 million, in the prior year period. Included in selling, general and administrative expenses for the three months ended June 30, 2025 are acquisition related costs of $66.0 million ($61.6 million after-tax) related to the pending merger with IPG (see Note 1 to the unaudited consolidated financial statements). Included in operating expenses for the three months ended June 30, 2025 are $88.8 million ($67.2 million after-tax) of repositioning costs recorded in the second quarter of 2025, primarily related to severance actions related to efficiency initiatives, primarily within the Omnicom Advertising Group and the Omnicom Production Group (see Note 9 to the unaudited financial statements).
Operating expenses for the six months ended June 30, 2025 increased $319.1 million, or 4.9%, to $6,814.2 million from $6,495.1 million, in the prior year period. Included in selling, general and administrative expenses for the six months ended June 30, 2025 are acquisition related costs of $99.8 million ($94.3 million after-tax) related to the pending merger with IPG (see Note 1 to the unaudited consolidated financial statements). Included in operating expenses are $88.8 million ($67.2 million after-tax) of repositioning costs recorded in the second quarter of 2025, primarily related to severance actions related to efficiency initiatives, primarily within the Omnicom Advertising Group and the Omnicom Production Group (see Note 9 to the unaudited financial statements).
Operating Expenses - Salary and Service Costs
Salary and service costs, which tend to fluctuate with changes in revenue, are comprised of salary and related costs, third-party service costs, and third-party incidental costs.
Salary and service costs for the three months ended June 30, 2025 increased $132.5 million, or 4.7%, to $2,932.6 million, compared to the prior year period. Salary and related costs for the three months ended June 30, 2025 decreased $9.1 million, or 0.5%, to $1,827.8 million, primarily due to reductions arising from our ongoing repositioning actions and changes in our global employee mix, substantially offset by an increase related to changes in foreign currency exchange rates. Third-party service costs for the three months ended June 30, 2025 increased $107.3 million, or 13.2%, to $918.4 million, primarily as a result of organic growth in our Media & Advertising discipline. Third-party incidental costs for the three months ended June 30, 2025 increased $34.3 million, or 22.6%, to $186.4 million.
Salary and service costs for the six months ended June 30, 2025 increased $186.2 million, or 3.4%, to $5,678.9 million, compared to the prior year period. Salary and related costs for the six months ended June 30, 2025 decreased $75.9 million, or 2.1%, to $3,608.3 million, primarily due to reductions arising from our repositioning actions and changes in our global employee mix. Third-party service costs for the six months ended June 30, 2025 increased $205.9 million, or 13.6%, to $1,715.2 million, primarily as a result of organic growth in our Media & Advertising discipline. Third-party incidental costs for the six months ended June 30, 2025 increased $56.2 million, or 18.8%, to $355.4 million.
Operating Expenses - Occupancy and Other Costs
Occupancy and other costs for the three and six months ended June 30, 2025, which are less directly linked to changes in revenue than salary and service costs, increased by $11.7 million, or 3.7%, to $325.9 million and increased by $12.2 million, or 1.9%, to $640.5 million, respectively. Increased other occupancy costs were driven in part by negative effects from foreign currency exchange rates, partially offset by lower rent expense in the periods. As a percentage of revenue, occupancy and other costs decreased for the three and six month periods ended June 30, 2025.
Operating Expenses - Selling, General & Administrative Expenses
SG&A expenses primarily consist of third-party marketing costs, professional fees, compensation and benefits and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs. SG&A expenses increased for the three and six months ended June 30, 2025 by $59.4 million and $92.0 million, respectively, compared to the same periods in 2024, primarily due to acquisition related costs in connection with the pending merger with IPG (see Note 1 to the unaudited consolidated financial statements).
Operating Income
Operating income for the three months ended June 30, 2025 decreased $71.1 million to $439.2 million, and operating margin decreased to 10.9% from 13.2% compared to the same period in 2024. EBITA for the three months ended June 30, 2025 decreased $72.8 million to $459.0 million, and EBITA Margin decreased to 11.4% from 13.8%. Acquisition related costs and repositioning costs recorded in the second quarter of 2025 (see Notes 1 and 9 to the unaudited financial statements) reduced both operating income and EBITA by $154.8 million, and reduced both operating margin and EBITA margin by 3.9%. The effect of the repositioning actions in the second quarter of 2024 reduced operating income and EBITA by $57.8 million and decreased both operating margin and EBITA margin by 1.5%.
Operating income for the six months ended June 30, 2025 decreased $97.4 million to $891.8 million, and operating margin decreased to 11.6% from 13.2% compared to the same period in 2024. EBITA for the six months ended June 30, 2025 decreased $98.8 million to $933.4 million, and EBITA Margin decreased to 12.1% from 13.8%. Acquisition related costs in the first half of 2025 and repositioning costs recorded in the second quarter of 2025 (see Notes 1 and 9 to the unaudited financial statements)

reduced both operating income and EBITA by $188.6 million, and reduced operating margin by 2.4% and EBITA margin by 2.5% for the six month period. The effect of the repositioning actions in the second quarter of 2024 reduced both operating income and EBITA by $57.8 million and decreased both operating margin and EBITA margin by 0.8%.
Net Interest Expense
Net interest expense for the three and six months ended June 30, 2025 decreased $1.0 million and $1.6 million period-over-period to $40.7 million and $70.1 million, respectively. Interest expense on debt for the three and six months ended June 30, 2025 increased $2.0 million and $7.5 million period-over-period to $58.8 million and $114.9 million, respectively, primarily related to the higher weighted average cost of debt in connection with our financing activities in 2024. Interest income in the three and six months ended June 30, 2025 increased $0.9 million to $21.9 million and $3.6 million to $51.6 million, respectively, principally due to higher cash balances.
Income Taxes
Our effective tax rate for the six months ended June 30, 2025 increased period-over-period to 29.4% from 26.0%, primarily due to the non-deductibility of certain acquisition related costs in connection with the pending merger with IPG (see Note 1 to the unaudited consolidated financial statements). The effective tax rate for the six months ended June 30, 2024, includes the favorable impact from the resolution of certain non-U.S. tax positions of $7.5 million.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, but we expect that the legislation will likely not have a material impact on our financial statements. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.
Net Income and Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the three months ended June 30, 2025 decreased $70.5 million to $257.6 million from $328.1 million. The period-over-period decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. decreased to $1.31 in the three months ended June 30, 2025, from $1.65 in the three months ended June 30, 2024, due to the factors described above, partially offset by the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock. For the three months ended June 30, 2025, the impact of the acquisition related costs and repositioning costs (see Notes 1 and 9 to the unaudited consolidated financial statements) reduced net income - Omnicom Group Inc. by $128.8 million and diluted net income per share - Omnicom Group Inc. by $0.66. For the three months ended June 30, 2024, the impact of repositioning costs reduced net income - Omnicom Group Inc. by $42.9 million and diluted net income per share - Omnicom Group Inc. by $0.22.
Net income - Omnicom Group Inc. in the six months ended June 30, 2025 decreased $101.4 million to $545.3 million from $646.7 million. The period-over-period decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. decreased to $2.77 in the six months ended June 30, 2025 from $3.24 in the six months ended June 30, 2024, due to the factors described above, partially offset by the impact of the reduction in our weighted average common shares outstanding resulting from the repurchases of our common stock. For the six months ended June 30, 2025, the impact of the acquisition related costs and repositioning costs (see Notes 1 and 9 to the unaudited consolidated financial statements) reduced net income - Omnicom Group Inc. by $161.5 million and diluted net income per share - Omnicom Group Inc. by $0.82. For the six months ended June 30, 2024, the impact of repositioning costs reduced net income - Omnicom Group Inc. by $42.9 million and diluted net income per share - Omnicom Group Inc. by $0.22.
The effect of after-tax amortization of acquired intangible assets and internally developed strategic platform assets decreased diluted net income per share by $0.08 for each of the three months ended June 30, 2025 and 2024 and $0.15 and $0.16 for the six months ended June 30, 2025 and 2024, respectively.

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
Reconciliation of Non-GAAP Financial Measures
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income - Omnicom Group Inc.	$257.6	$328.1	$545.3	$646.7
Net Income Attributed To Noncontrolling Interests	20.2	20.1	35.9	38.5
Net Income	277.8	348.2	581.2	685.2
Income From Equity Method Investments	(0.2)	3.3	0.7	4.2
Income Tax Expense	120.5	123.7	241.2	239.7
Income Before Income Taxes and Income From Equity Method Investments	398.5	468.6	821.7	920.7
Interest Expense	62.6	62.7	121.7	116.5
Interest Income	21.9	21.0	51.6	48.0
Operating Income	439.2	510.3	891.8	989.2
Add back: Amortization of acquired intangible assets and internally developed strategic platform assets	19.8	21.5	41.6	43.0
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$459.0	$531.8	$933.4	$1,032.2

Revenue	$4,015.6	$3,853.8	$7,706.0	$7,484.3
EBITA	$459.0	$531.8	$933.4	$1,032.2
EBITA Margin	11.4%	13.8%	12.1%	13.8%

LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
The primary sources of our short-term liquidity are net cash provided by operating activities and cash and cash equivalents. Additional liquidity sources include our $2.5 billion unsecured multi-currency revolving credit facility, or Credit Facility, terminating on June 2, 2028, and the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, and access to the capital markets. In addition, certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom, aggregating $539.7 million. Our liquidity sources fund our non-discretionary cash requirements and our discretionary spending.
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
Cash and cash equivalents decreased $1,039.0 million from December 31, 2024. During the first six months of 2025, we used $576.7 million of cash in operating activities, which included the use for operating capital of $1.4 billion, primarily related to our typical working capital cycle. Discretionary spending for the first six months of 2025 was $641.6 million, compared to $1.5 billion for the first six months of 2024, which included $790.3 million for acquisition of businesses and interests in affiliates, net of cash acquired. Discretionary spending for the first six months of 2025 was comprised of capital expenditures of $71.6 million, dividends paid to common shareholders of $277.4 million, dividends paid to shareholders of noncontrolling interests of $34.3 million, repurchases of our common stock, net of proceeds from vesting of restricted stock awards and related tax benefits and common stock sold under our employee stock purchase plan of $210.1 million, the acquisition of additional shares of noncontrolling interests, and payment of contingent purchase price obligations of $48.2 million. Based on past performance and current expectations, we believe that net cash provided by operating activities and cash and cash equivalents will be sufficient to meet our non-discretionary cash requirements for the next twelve months. In addition, and over the longer term, our Credit Facility is available to fund our working capital and contractual obligations.
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
At June 30, 2025, our foreign subsidiaries held approximately $1.7 billion of our total cash and cash equivalents of $3.3 billion. Substantially all of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
At June 30, 2025, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents, increased $1.3 billion to $3.0 billion from December 31, 2024. The increase in net debt primarily resulted from the use of cash of $576.7 million for operating activities, which included the use for operating capital of $1.4 billion, primarily related to our typical working capital requirement during the period and discretionary spending of $641.6 million, as discussed above.
Components of net debt:

	June 30, 2025	December 31, 2024	June 30, 2024
Short-term debt	$22.3	$21.3	$15.1
Long-term debt, including current portion	6,282.7	6,035.3	6,239.6
Total debt	6,305.0	6,056.6	6,254.7
Less: Cash and cash equivalents	3,300.4	4,339.4	2,711.7
Net debt	$3,004.6	$1,717.2	$3,543.0
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
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under the 3.60% Senior Notes due April 2026, accordingly it has been reclassified to current liabilities on the balance sheet. These notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans, or advances. Such notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.

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
The Credit Facility has a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At June 30, 2025, we were in compliance with this covenant as our Leverage Ratio was 2.6 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At June 30, 2025, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody’s. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. The long-term debt indentures and Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
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
We have the ability to fund our day-to-day liquidity, including working capital, by issuing commercial paper or borrowing under the Credit Facility. During the three and six months ended June 30, 2025, there were no drawings under the Credit Facility and no commercial paper issuances.
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
Credit Risk
We provide marketing and communications services to several thousand clients that operate in nearly every sector of the global economy, and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk, as our largest client represented 2.6% of revenue for the twelve months ended June 30, 2025. However, during periods of economic downturn, the credit profiles of our clients could change.
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
Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms and agency brands through the expansion of their geographic reach or their service capabilities to better serve our clients. Additional key factors we consider include the competitive position and specialized know-how of the acquisition targets. Accordingly, as is typical in most service businesses, a substantial portion of the assets we acquire are intangible assets, primarily consisting of the know-how of the personnel, which is treated as part of goodwill and is not required to be valued separately under U.S. GAAP. For each acquisition, we undertake a detailed review to identify other intangible assets that are required to be valued separately. A significant portion of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names. In valuing these identified intangible assets, we typically use an income approach and consider comparable market participant measurements.
We evaluate goodwill for impairment annually at May 1 each year and whenever events or circumstances indicate the carrying value may not be recoverable. Under FASB ASC Topic 350, Intangibles - Goodwill and Other, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value (Step 0) or proceeding directly to the quantitative goodwill impairment test. While there were no trigger events that required us to perform a quantitative test, we performed the annual quantitative impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. Effective January 1, 2025, we formed Omnicom Advertising Group (OAG), which aligned all of our creative advertising networks under one segment manager. We identified our regional reporting units as components of our operating segments, which are our four global agency networks. The regional reporting units and practice areas monitor performance and are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our key client matrix organization structure for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and in FASB ASC Topic 350. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, and the employees share similar skill sets. The main economic components of each agency are employee compensation and related costs, and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our virtual client network strategy.
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
In applying the income approach, we use estimates to derive the discounted expected cash flows, or DCF, for each reporting unit that serves as the basis of our valuation. These estimates and assumptions include revenue growth and operating margin, EBITDA, tax rates, capital expenditures, weighted average cost of capital and related discount rates and expected long-term cash flow growth rates. All of these estimates and assumptions are affected by conditions specific to our businesses, economic conditions related to the industry we operate in, as well as conditions in the global economy. The assumptions that have the most significant effect on our valuations derived using a DCF methodology are: (1) the expected long-term growth rate of our reporting units' cash flows and (2) the weighted average cost of capital, or WACC, for each reporting unit.
The long-term growth rate and WACC assumptions used in our evaluations:

	May 1, 2025	May 1, 2024
Long-Term Growth Rate	3.5%	3.5%
WACC	12.5% - 12.8%	10.8% - 11.8%
Long-term growth rate represents our estimate of the long-term growth rate for our industry and the geographic markets we operate in. For the past ten years, the average historical revenue growth rate of our reporting units and the Average Nominal GDP, or NGDP, growth of the countries comprising the major markets that account for substantially all of our revenue was approximately 3.5% and 5.0%, respectively. We considered this history when determining the long-term growth rates used in our annual impairment test at May 1, 2025. Included in the 10-year history is the full year 2020 that reflected the negative impact of the COVID-19 pandemic on the global economy and our revenue. We believe marketing expenditures over the long term have a high correlation to NGDP, notwithstanding the volatility of inflationary environments. Based on our past performance, we also believe that our growth rate can exceed NGDP growth in the short-term in the markets we operate in, which are similar across our reporting units. Accordingly, for our annual test as of May 1, 2025, we used an estimated long-term growth rate of 3.5%.
When performing the annual impairment test as of May 1, 2025 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions in 2025. In the first half of 2025, our organic revenue increase was 3.2%, which excluded our net disposition activity and the impact from changes in foreign exchange rates.
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
Our four reporting units vary in size with respect to revenue and the amount of debt allocated to them. These differences drive variations in fair value among our reporting units. In addition, these differences as well as differences in book value, including goodwill, cause variations in the amount by which fair value exceeds book value among the reporting units. The goodwill balances and debt vary by reporting unit primarily because some legacy agency networks were acquired at the formation of Omnicom and were accounted for as a pooling of interests that did not result in any additional debt or goodwill being recorded. The remaining agency networks were built through a combination of internal growth and acquisitions that were accounted for using the acquisition method and as a result, they have a relatively higher amount of goodwill and debt. Finally, the allocation of goodwill when components are transferred between reporting units is based on relative fair value at the time of transfer.
Goodwill Impairment Review - Conclusion
Based on the results of our impairment test, we concluded that our goodwill as of May 1, 2025 was not impaired, because the fair value of each of our reporting units was in excess of its respective net book value. For our reporting units with negative book value, we concluded that the fair value of their total assets was in excess of book value of total assets. The minimum decline in fair value that one of our reporting units would need to experience in order to fail the goodwill impairment test was approximately 46%. Notwithstanding our belief that the assumptions we used for WACC and long-term growth rate in our impairment testing were reasonable, we performed a sensitivity analysis for each reporting unit. The results of this sensitivity analysis on our impairment test as of May 1, 2025 revealed that if the WACC increased by 1% and/or the long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be in excess of its respective net book value and would pass the impairment test.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We manage our exposure to foreign exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We use net investment hedges to manage the volatility of foreign exchange rates on the investment in our foreign subsidiaries. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the credit risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors. Our 2024 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2024 10-K. Note 13 to the unaudited consolidated financial statements provides a discussion of our foreign currency derivatives and cross currency swaps as of June 30, 2025.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2025, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of June 30, 2025. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our 2024 10-K, as updated by the risk factors disclosed in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2025	1,059,583	$75.52	—	—
May 1 - May 31, 2025	122,607	76.89	—	—
June 1 - June 30, 2025	736,398	73.31	—	—
	1,918,588	$74.00	—	—
During the three months ended June 30, 2025, we purchased 1,795,981 shares of our common stock for general corporate purposes in the open market, including under a plan meeting the requirements of Rule 10b5-1 under the Exchange Act, and we withheld 122,607 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards and stock option exercises. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date. There were no unregistered sales of equity securities during the three months ended June 30, 2025.
Item 5. Other Information
During the quarter ended June 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.
Item 6. Exhibits

10.1
Amended and Restated Employment Agreement dated as of May 12, 2025 by and among Omnicom Management Inc., Omnicom Group Inc. and John D. Wren (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) filed on May 14, 2025 and incorporated herein by reference).

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

OMNICOM GROUP INC.
Date:	July 16, 2025	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)