Form 10-Q
period 2025-09-30
OMNICOM GROUP INC.
filed 2025-10-22
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 16, 2025, there were 192,983,572 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$3,406.5	$4,339.4
Accounts receivable, net of allowance for doubtful accounts of $13.1 and $15.0	8,586.0	9,242.0
Work in process	2,023.5	1,622.2
Other current assets	1,176.0	1,019.4
Total Current Assets	15,192.0	16,223.0
Property and Equipment at cost, less accumulated depreciation of $1,175.4 and $1,096.9	846.8	824.7
Operating Lease Right-Of-Use Assets	1,019.0	1,043.6
Equity Method Investments	66.2	59.0
Goodwill	10,915.2	10,677.4
Intangible Assets, net of accumulated amortization of $867.0 and $832.4	488.8	522.0
Other Assets	310.6	271.0
TOTAL ASSETS	$28,838.6	$29,620.7

LIABILITIES AND EQUITY:
Current Liabilities:
Accounts payable	$11,320.4	$12,484.4
Customer advances	1,273.0	1,336.1
Current portion of debt	1,399.0	—
Short-term debt	24.1	21.3
Taxes payable	338.5	402.5
Other current liabilities	2,088.6	2,056.0
Total Current Liabilities	16,443.6	16,300.3
Long-Term Liabilities	741.0	804.2
Long-Term Liability - Operating Leases	767.2	814.2
Long-Term Debt	4,876.2	6,035.3
Deferred Tax Liabilities	492.3	491.8
Commitments and Contingent Liabilities (Note 11)
Temporary Equity - Redeemable Noncontrolling Interests	395.6	429.0
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	479.4	472.1
Retained earnings	11,975.1	11,500.5
Accumulated other comprehensive income (loss)	(1,327.1)	(1,475.9)
Treasury stock, at cost	(6,558.7)	(6,347.8)
Total Shareholders’ Equity	4,613.3	4,193.5
Noncontrolling interests	509.4	552.4
Total Equity	5,122.7	4,745.9
TOTAL LIABILITIES AND EQUITY	$28,838.6	$29,620.7

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$4,037.1	$3,882.6	$11,743.1	$11,366.9
Operating Expenses:
Salary and service costs	2,921.5	2,796.0	8,600.4	8,288.7
Occupancy and other costs	322.7	325.6	963.2	953.9
Repositioning costs	38.6	—	127.4	57.8
Cost of services	3,282.8	3,121.6	9,691.0	9,300.4
Selling, general and administrative expenses	163.5	99.5	451.8	295.8
Depreciation and amortization	60.7	61.4	178.4	181.4
Total Operating Expenses	3,507.0	3,282.5	10,321.2	9,777.6
Operating Income	530.1	600.1	1,421.9	1,589.3
Interest Expense	60.4	66.4	182.1	182.9
Interest Income	17.2	26.0	68.8	74.0
Income Before Income Taxes and Income From Equity Method Investments	486.9	559.7	1,308.6	1,480.4
Income Tax Expense	132.3	150.2	373.5	389.9
Income From Equity Method Investments	5.8	0.4	6.5	4.6
Net Income	360.4	409.9	941.6	1,095.1
Net Income Attributed To Noncontrolling Interests	19.1	24.0	55.0	62.5
Net Income - Omnicom Group Inc.	$341.3	$385.9	$886.6	$1,032.6
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.76	$1.97	$4.54	$5.25
Diluted	$1.75	$1.95	$4.51	$5.19
Weighted Average Shares:
Basic	193.8	195.6	195.2	196.5
Diluted	194.9	198.2	196.4	198.9

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$360.4	$409.9	$941.6	$1,095.1
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	1.3	1.3	4.1	3.9
Income tax effect	(0.4)	(0.4)	(1.3)	(1.1)
Cash flow hedge, net of tax	0.9	0.9	2.8	2.8
Pension and other postemployment benefits:
Amortization of prior service cost	1.7	1.2	5.1	3.6
Amortization of actuarial losses	0.2	0.3	0.7	0.8
Income tax effect	(1.4)	(1.0)	(4.4)	(3.3)
Pension plans and other postemployment benefits, net of tax	0.5	0.5	1.4	1.1
Foreign currency translation adjustment	(60.6)	180.2	155.2	62.0
Other Comprehensive Income (Loss)	(59.2)	181.6	159.4	65.9
Comprehensive Income	301.2	591.5	1,101.0	1,161.0
Comprehensive Income Attributed To Noncontrolling Interests	16.1	34.4	65.6	65.1
Comprehensive Income - Omnicom Group Inc.	$285.1	$557.1	$1,035.4	$1,095.9

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common Stock, shares	297.2	297.2	297.2	297.2
Common Stock, par value	$44.6	$44.6	$44.6	$44.6
Additional Paid In Capital:
Beginning Balance	481.8	468.4	472.1	492.0
Net change in noncontrolling interests	(29.0)	(0.8)	(28.9)	8.7
Change in temporary equity	59.7	(14.3)	48.6	(64.4)
Share-based compensation	28.9	24.4	73.1	69.1
Stock issued, share-based compensation	(62.0)	(62.5)	(85.5)	(90.2)
Ending Balance	479.4	415.2	479.4	415.2
Retained Earnings:
Beginning Balance	11,769.5	10,941.0	11,500.5	10,571.5
Net income	341.3	385.9	886.6	1,032.6
Common stock dividends declared	(135.7)	(136.7)	(412.0)	(413.9)
Ending Balance	11,975.1	11,190.2	11,975.1	11,190.2
Accumulated Other Comprehensive Income (Loss):
Beginning Balance	(1,270.9)	(1,445.5)	(1,475.9)	(1,337.6)
Other comprehensive income (loss)	(56.2)	171.2	148.8	63.3
Ending Balance	(1,327.1)	(1,274.3)	(1,327.1)	(1,274.3)
Treasury Stock:
Beginning Balance	(6,538.2)	(6,372.7)	(6,347.8)	(6,154.2)
Stock issued, share-based compensation	68.9	61.6	103.2	95.1
Common stock repurchased	(89.4)	(113.3)	(314.1)	(365.3)
Ending Balance	(6,558.7)	(6,424.4)	(6,558.7)	(6,424.4)
Shareholders' Equity	4,613.3	3,951.3	4,613.3	3,951.3
Noncontrolling Interests:
Beginning Balance	552.0	560.1	552.4	608.8
Net income	19.1	24.0	55.0	62.5
Other comprehensive income (loss)	(3.0)	10.4	10.6	2.6
Dividends to noncontrolling interests	(22.8)	(29.8)	(57.1)	(64.0)
Net change in noncontrolling interests	(35.9)	9.3	(51.5)	(35.9)
Ending Balance	509.4	574.0	509.4	574.0
Total Equity	$5,122.7	$4,525.3	$5,122.7	$4,525.3

Dividends Declared Per Common Share	$0.70	$0.70	$2.10	$2.10

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$941.6	$1,095.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	103.4	102.8
Amortization of intangible assets	75.0	78.6
Share-based compensation	73.1	69.1
Repositioning costs	127.4	57.8
Other, net	3.1	(1.3)
Use of operating capital	(1,422.8)	(1,593.6)
Net Cash Used In Operating Activities	(99.2)	(191.5)
Cash Flows From Investing Activities:
Capital expenditures	(110.7)	(93.6)
Acquisition of businesses and interests in affiliates, net of cash acquired	(0.8)	(900.9)
Other, net	50.7	1.2
Net Cash Used In Investing Activities	(60.8)	(993.3)
Cash Flows From Financing Activities:
Proceeds from borrowings	—	1,236.0
Change in short-term debt	0.5	7.0
Dividends paid to common shareholders	(413.9)	(416.0)
Repurchases of common stock	(312.1)	(362.4)
Proceeds from stock plans	18.0	3.9
Acquisition of additional noncontrolling interests	(39.0)	(28.9)
Dividends paid to noncontrolling interest shareholders	(57.1)	(64.0)
Payment of contingent purchase price obligations	(47.9)	(23.6)
Other, net	(56.0)	(58.6)
Net Cash (Used In) Provided By Financing Activities	(907.5)	293.4
Effect of foreign exchange rate changes on cash and cash equivalents	134.6	(6.7)
Net Decrease in Cash and Cash Equivalents	(932.9)	(898.1)
Cash and Cash Equivalents at the Beginning of Period	4,339.4	4,432.0
Cash and Cash Equivalents at the End of Period	$3,406.5	$3,533.9

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
Agreement to Acquire IPG
On December 8, 2024, Omnicom entered into an Agreement and Plan of Merger, or the Merger Agreement, by and among Omnicom, EXT Subsidiary Inc., a direct wholly owned subsidiary of Omnicom, or Merger Sub, and The Interpublic Group of Companies, Inc., or IPG, pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into IPG, or the Merger, with IPG surviving the Merger as a wholly owned subsidiary of Omnicom. On March 18, 2025, the shareholders of each of Omnicom and IPG approved the Merger. The completion of the Merger is subject to customary closing conditions, including required regulatory approvals. If completed, the Merger is expected to have a material impact on our ongoing results of operations and financial condition. During the three and nine months ended September 30, 2025, we recorded acquisition related costs of $60.8 million and $160.6 million, respectively, in selling, general and administrative expenses. The results of IPG are not included in our 2025 or 2024 results of operations or financial position disclosed in these unaudited consolidated financial statements.
We have secured regulatory approvals for Omnicom’s pending acquisition of IPG in all required jurisdictions other than the European Union. We are continuing to pursue the required EU regulatory approval and expect that the acquisition will close by the end of November 2025.
In the third quarter of 2025, in connection with the pending acquisition of IPG, Omnicom offered to exchange up to $2.95 billion of IPG’s outstanding senior notes (the "Existing IPG Notes") for new Omnicom notes, and solicited consents to amend the indentures governing the Existing IPG Notes. Omnicom has received sufficient tenders and consents to consummate the exchange offer and consent solicitation, which is currently set to expire on October 31, 2025, subject to further extension. The consummation of the exchange offer and consent solicitation is subject to the closing of the Merger and certain other conditions and will include cash as a consent payment aggregating up to $2.7 million.
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
Accounting Changes
In December 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which became effective for us in January 2025 and requires, among other things, greater disaggregation of information in the rate reconciliation and for paid income taxes to be disaggregated by jurisdiction. ASU 2023-09 affects only financial statement disclosures, which are not required until year-end 2025, and does not affect our results of operations or financial condition.
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
Revenue by discipline:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Media & Advertising	$2,353.8	$2,129.0	$6,693.3	$6,184.2
Precision Marketing	462.5	450.6	1,369.9	1,303.1
Public Relations	377.2	404.0	1,112.8	1,195.3
Healthcare	331.2	337.1	969.5	999.1
Branding & Retail Commerce	144.8	181.7	452.9	549.3
Experiential	152.2	174.3	503.2	512.5
Execution & Support	215.4	205.9	641.5	623.4
Revenue	$4,037.1	$3,882.6	$11,743.1	$11,366.9
Beginning in the first quarter of 2025, we realigned the classification of certain services, primarily within our Media & Advertising, Branding & Retail Commerce, Precision Marketing and Public Relations disciplines. As a result, we reclassified the prior year periods to be consistent with the revised classifications.
Revenue by geographic market:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Americas:
North America	$2,245.3	$2,154.0	$6,566.5	$6,343.3
Latin America	126.4	99.7	337.4	302.6
EMEA:
Europe	1,135.4	1,080.8	3,296.8	3,188.5
Middle East and Africa	67.4	63.3	204.3	208.5
Asia-Pacific	462.6	484.8	1,338.1	1,324.0
Revenue	$4,037.1	$3,882.6	$11,743.1	$11,366.9
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended September 30, 2025 and 2024 was $2,132.9 million and $2,039.7 million, respectively, and revenue in the United States for the nine months ended September 30, 2025 and 2024 was $6,233.4 million and $5,999.0 million, respectively.
Contract balances
Contract balances include work in process and customer advances that primarily consist of advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs.

	September 30, 2025	December 31, 2024	September 30, 2024
Work in process:
Media and production costs	$908.3	$864.0	$881.1
Unbilled fees and costs and contract assets	1,115.2	758.2	1,017.3
Work in process	$2,023.5	$1,622.2	$1,898.4
Customer advances	$1,273.0	$1,336.1	$1,303.2
There were no impairment charges recorded in work in process in the nine months ended September 30, 2025 and 2024.
3. Net Income per Share
Basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income - Omnicom Group Inc.	$341.3	$385.9	$886.6	$1,032.6
Weighted Average Shares (millions):
Basic	193.8	195.6	195.2	196.5
Dilutive stock options and restricted shares	1.1	2.6	1.2	2.4
Diluted	194.9	198.2	196.4	198.9

Anti-dilutive stock options and restricted shares (millions)	5.8	—	5.8	—
Net Income per Share - Omnicom Group Inc.:
Basic	$1.76	$1.97	$4.54	$5.25
Diluted	$1.75	$1.95	$4.51	$5.19
Potentially dilutive common shares are due to our share-based employee compensation plans and agreements, which primarily relate to stock options granted in the second quarter of 2025. The number of potential common shares excluded from diluted shares outstanding was 5.8 million for both the three and nine months ended September 30, 2025, because the effect of including those common shares in the calculation would have been anti-dilutive. There were no potentially dilutive common shares excluded from diluted shares outstanding for the three and nine months ended September 30, 2024.
4. Goodwill and Intangible Assets
Change in goodwill:

	Nine Months Ended September 30,
	2025	2024
January 1	$10,677.4	$10,082.3
Acquisitions	2.5	751.1
Noncontrolling interests in acquired businesses	2.6	24.4
Contingent purchase price obligations of acquired businesses	2.6	—
Dispositions	(66.3)	(6.0)
Foreign currency translation	296.4	76.2
September 30	$10,915.2	$10,928.0
The increase in goodwill in the nine months ended September 30, 2024 is primarily attributable to the acquisition of Flywheel Digital in January 2024. There were no goodwill impairment charges recorded in the nine months ended September 30, 2025 and 2024, and there are no accumulated goodwill impairment charges.
We completed our annual goodwill impairment test as of May 1, 2025. The market assumptions used in our assessment reflected the current economic environment (see Note 1- Risks and Uncertainties). Based on the results of our impairment test, we concluded that at May 1, 2025 our goodwill was not impaired. There were no events through September 30, 2025 that would change our impairment assessments.

Intangible assets:

	September 30, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired intangible assets and internally developed strategic platform assets	$1,079.0	$(623.4)	$455.6	$1,096.1	$(606.1)	$490.0
Other purchased and internally developed software	276.8	(243.6)	33.2	258.3	(226.3)	32.0
Total Intangible Assets	$1,355.8	$(867.0)	$488.8	$1,354.4	$(832.4)	$522.0
Amortization of intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Acquired intangible assets and internally developed strategic platform assets	$21.5	$22.2	$63.1	$65.2
Other purchased and internally developed software	3.9	4.3	11.9	13.4
Amortization Expense	$25.4	$26.5	$75.0	$78.6
5. Debt
Credit Facilities
Our $2.5 billion unsecured multi-currency revolving credit facility, or Credit Facility, terminates on June 2, 2028. We can issue up to $2 billion of U.S. Dollar denominated commercial paper, and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program. In addition, certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom, aggregating $540.2 million. All of these facilities provide additional liquidity sources for operating capital and general corporate purposes. During the three and nine months ended September 30, 2025 and 2024, there were no drawings under the Credit Facility and no commercial paper issuances.
The Credit Facility has a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At September 30, 2025, we were in compliance with this covenant as our Leverage Ratio was 2.6 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt of $24.1 million and $21.3 million at September 30, 2025 and December 31, 2024, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.

Long-Term Debt
Long-term debt:

	September 30, 2025	December 31, 2024
3.60% Senior Notes due 2026	$1,400.0	$1,400.0
€500 million 0.80% Senior Notes due 2027	585.3	520.3
2.45% Senior Notes due 2030	600.0	600.0
4.20% Senior Notes due 2030	600.0	600.0
€500 million 1.40% Senior Notes due 2031	585.3	520.3
2.60% Senior Notes due 2031	800.0	800.0
€600 million 3.70% Senior Notes due 2032	702.3	624.5
£325 million 2.25% Senior Notes due 2033	435.8	407.9
5.30% Senior Notes due 2034	600.0	600.0
Long-Term Debt, Gross	6,308.7	6,073.0
Unamortized discount	(8.8)	(9.5)
Unamortized debt issuance costs	(24.4)	(27.4)
Unamortized deferred loss from settlement of interest rate swap	(0.3)	(0.8)
Long-Term Debt, including current portion	6,275.2	6,035.3
Current portion	(1,399.0)	—
Long-Term Debt	$4,876.2	$6,035.3
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
Segment revenue, segment operating expenses and segment operating income of our operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$4,037.1	$3,882.6	$11,743.1	$11,366.9
Segment Operating Expenses:
Salary and service costs:
Salary and related costs	$1,778.5	$1,846.9	$5,386.8	$5,531.1
Third-party service costs	955.6	784.5	2,670.8	2,293.8
Third-party incidental costs	187.4	164.6	542.8	463.8
Total salary and service costs	2,921.5	2,796.0	8,600.4	8,288.7
Occupancy and other costs	322.7	325.6	963.2	953.9
Segment cost of services	3,244.2	3,121.6	9,563.6	9,242.6
Selling, general and administrative expenses	102.7	99.5	291.2	295.8
Depreciation and amortization	60.7	61.4	178.4	181.4
Total segment operating expenses	3,407.6	3,282.5	10,033.2	9,719.8
Segment Operating Income	$629.5	$600.1	$1,709.9	$1,647.1
Reconciliation of segment operating income to income before income taxes and income from equity method investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment Operating Income	$629.5	$600.1	$1,709.9	$1,647.1
Acquisition related costs	60.8	—	160.6	—
Repositioning costs	38.6	—	127.4	57.8
Operating Income	530.1	600.1	1,421.9	1,589.3
Interest Expense	60.4	66.4	182.1	182.9
Interest Income	17.2	26.0	68.8	74.0
Income Before Income Taxes and Income From Equity Method Investments	$486.9	$559.7	$1,308.6	$1,480.4
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

Revenue and long-lived assets and goodwill by geographic region:

	Americas	EMEA	Asia-Pacific
September 30, 2025
Revenue - Three months ended	$2,371.7	$1,202.8	$462.6
Revenue - Nine months ended	$6,903.9	$3,501.1	$1,338.1
Long-lived assets and goodwill	$8,083.0	$3,981.7	$716.5
September 30, 2024
Revenue - Three months ended	$2,253.7	$1,144.1	$484.8
Revenue - Nine months ended	$6,645.9	$3,397.0	$1,324.0
Long-lived assets and goodwill	$8,181.3	$3,933.0	$726.0
7. Income Taxes
Our effective tax rate for the nine months ended September 30, 2025 increased period-over-period to 28.5% from 26.3%, primarily due to the non-deductibility of certain acquisition related costs related to the pending acquisition of IPG (see Note 1 to the unaudited consolidated financial statements). The effective tax rate for the nine months ended September 30, 2024 includes the favorable impact from the resolution of certain non-U.S. tax positions of $7.5 million.
Numerous foreign jurisdictions have enacted legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion, or Pillar Two, model rules issued by the Organization for Economic Co-operation and Development, or OECD. Under such rules, a minimum effective tax rate of 15% applies to multinational companies with consolidated revenue above €750 million.
Under the Pillar Two rules, a company is required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor Pillar Two legislative developments and the effects of Pillar Two on our business, such as the recent statement of understanding released by the Group of Seven (G7) of a potential “side-by-side system” approach to the Pillar Two framework, which would exclude U.S. parented groups from certain Pillar Two provisions in recognition of existing U.S. minimum tax rules. The provisions effective in 2025 do not have a materially adverse impact on our results of operations, financial position, or cash flows.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The legislation does not have a material impact on our financial statements.
At September 30, 2025, our unrecognized tax benefits were $162.1 million. Of this amount, approximately $155.5 million would affect our effective tax rate upon resolution of the uncertain tax positions.
8. Pension and Other Postemployment Benefits
Pension and other postemployment benefits net periodic benefit expense:

	Defined Benefit Pension Plans		Postemployment Arrangements
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$3.7	$2.1	$1.6	$2.3
Interest cost	6.1	4.9	4.1	4.4
Expected return on plan assets	(0.6)	(0.6)	—	—
Amortization of prior service cost	2.3	0.3	2.8	3.3
Amortization of actuarial losses	0.7	0.6	—	0.2
Total net periodic benefit expense	$12.2	$7.3	$8.5	$10.2
In each of the nine months ended September 30, 2025 and 2024, we contributed $0.5 million and $1.2 million, respectively, to the defined benefit pension plans.
9. Repositioning Costs
In connection with our strategic initiatives, which began in 2024, operating expenses for the three months ended September 30, 2025, included $38.6 million ($28.4 million after-tax) of repositioning costs, primarily related to severance actions as we prepare to integrate the pending acquisition of IPG. Operating expenses for the nine months ended September 30, 2025, included $127.4 million ($95.7 million after-tax) of repositioning costs, related to severance actions as we prepare to integrate the pending acquisition of IPG, as well as efficiency initiatives in the second quarter of 2025, primarily within the Omnicom Advertising Group and the Omnicom Production Group. There were no repositioning costs for the three months ended September 30, 2024. In connection with our strategic initiatives, operating expenses for the nine months ended September 30, 2024, included $57.8 million ($42.9 million after-tax) of repositioning costs in the second quarter of 2024, primarily related to severance actions related to ongoing efficiency initiatives, including strategic agency consolidation in our smaller international markets and the launch of our centralized production strategy.
10. Supplemental Cash Flow Data
Change in operating capital:

	Nine Months Ended September 30,
	2025	2024
(Increase) decrease in accounts receivable	$983.8	$383.4
(Increase) decrease in work in process and other current assets	(458.0)	(577.6)
Increase (decrease) in accounts payable	(1,538.8)	(902.0)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(309.2)	(411.5)
Change in other assets and liabilities, net	(100.6)	(85.9)
Increase (decrease) in operating capital	$(1,422.8)	$(1,593.6)
Supplemental financial information:

Income taxes paid	$393.3	$389.1
Interest paid	$121.5	$90.4
Non-cash increase in lease liabilities:

Operating leases	$117.1	$150.3
Finance leases	$26.0	$37.4
11. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that such proceedings will have a material adverse effect on our results of operations or financial position.
12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes:

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Nine Months Ended September 30, 2025
January 1	$(5.0)	$(25.5)	$(1,445.4)	$(1,475.9)
Other comprehensive income (loss) before reclassifications	—	—	144.6	144.6
Reclassification from accumulated other comprehensive income (loss)	2.8	1.4	—	4.2
September 30	$(2.2)	$(24.1)	$(1,300.8)	$(1,327.1)

	Nine Months Ended September 30, 2024
January 1	$(8.1)	$(42.7)	$(1,286.8)	$(1,337.6)
Other comprehensive income (loss) before reclassifications	—	—	59.4	59.4
Reclassification from accumulated other comprehensive income (loss)	2.8	1.1	—	3.9
September 30	$(5.3)	$(41.6)	$(1,227.4)	$(1,274.3)
13. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis:

September 30, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$3,406.5			$3,406.5
Marketable equity securities	$0.9			$0.9
Liabilities:
Cross currency swaps - net investment hedge		$8.8		$8.8
Contingent purchase price obligations			$204.8	$204.8

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$4,339.4			$4,339.4
Marketable equity securities	0.9			0.9
Cross currency swaps - net investment hedge		$9.3		9.3
Liabilities:
Foreign currency derivatives		$0.1		$0.1
Contingent purchase price obligations			$220.1	220.1

Changes in contingent purchase price obligations:

	Nine Months Ended September 30,
	2025	2024
January 1	$220.1	$229.5
Acquisitions	27.6	28.5
Revaluation and interest	4.5	1.9
Payments	(47.9)	(23.6)
Foreign currency translation	0.5	0.1
September 30	$204.8	$236.4
Carrying amount and fair value of our financial assets and liabilities:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$3,406.5	$3,406.5	$4,339.4	$4,339.4
Marketable equity securities	0.9	0.9	0.9	0.9
Non-marketable equity securities	30.6	30.6	36.8	36.8
Cross currency swaps - net investment hedge	—	—	9.3	9.3
Liabilities:
Short-term debt	$24.1	$24.1	$21.3	$21.3
Foreign currency derivatives	—	—	0.1	0.1
Cross currency swaps - net investment hedge	8.8	8.8	—	—
Contingent purchase price obligations	204.8	204.8	220.1	220.1
Long-Term Debt	6,275.2	6,036.3	6,035.3	5,664.9
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
14. New Accounting Standards
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which became effective and simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 is effective January 1, 2028. We expect that ASU 2025-06 will likely not have a material impact on our financial statements.
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
Agreement to Acquire IPG
On December 8, 2024, Omnicom entered into an Agreement and Plan of Merger, or the Merger Agreement, by and among Omnicom, EXT Subsidiary Inc., a direct wholly owned subsidiary of Omnicom, or Merger Sub, and IPG, pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into IPG, or the Merger, with IPG surviving the Merger as a wholly owned subsidiary of Omnicom. On March 18, 2025, the shareholders of each of Omnicom and IPG approved the Merger. Under the terms of the Merger Agreement, IPG shareholders will receive 0.344 shares of Omnicom common stock for each share of IPG common stock they own. Following the closing of the Merger, Omnicom shareholders are expected to own approximately 60.6% of the combined company, and IPG shareholders are expected to own approximately 39.4%, on a fully diluted basis. The completion of the Merger is subject to customary closing conditions, including required regulatory approvals. If completed, the Merger is expected to have a material impact on our business, results of operations and financial condition. During the three and nine months ended September 30, 2025, we recorded acquisition related costs of $60.8 million and $160.6 million, respectively, in selling, general and administrative expenses. The results of IPG are not included in our 2025 or 2024 results of operations or financial position disclosed in these unaudited consolidated financial statements.
We have secured regulatory approvals for Omnicom’s pending acquisition of IPG in all required jurisdictions other than the European Union. We are continuing to pursue the required EU regulatory approval and expect that the acquisition will close by the end of November 2025.
In the third quarter of 2025, in connection with the pending acquisition of IPG, Omnicom offered to exchange up to $2.95 billion of IPG’s outstanding senior notes (the "Existing IPG Notes") for new Omnicom notes, and solicited consents to amend the indentures governing the Existing IPG Notes. Omnicom has received sufficient tenders and consents to consummate the exchange offer and consent solicitation, which is currently set to expire on October 31, 2025, subject to further extension. The consummation of the exchange offer and consent solicitation is subject to the closing of the Merger and certain other conditions and will include cash as a consent payment aggregating up to $2.7 million.
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
We operate in all major markets and have a large client base. For the twelve months ended September 30, 2025, our largest client accounted for 2.6% of our revenue, and our 100 largest clients, which represent many of the world’s major marketers, accounted for approximately 54.9% of our revenue. Our clients operate in virtually every sector of the global economy with no one industry representing more than 15% of our revenue for the nine months ended September 30, 2025. Although our revenue is generally balanced between the United States and international markets, and we have a large and diverse client base, we are not immune to general economic downturns.
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
Financial Performance
Worldwide revenue for the three months ended September 30, 2025 increased $154.5 million, or 4.0%, to $4,037.1 million, compared to $3,882.6 million in the prior year quarter. Worldwide organic revenue growth increased revenue $102.4 million, or 2.6%, primarily driven by our Media & Advertising, Precision Marketing and Execution & Support disciplines, partially offset by negative performance in our Branding & Retail Commerce, Public Relations, Experiential and Healthcare disciplines. Geographic results were mixed, reflecting differing macroeconomic conditions across regions versus the prior year period. Organic growth in the quarter was led by our largest market, the U.S. In Europe, underperformance in France was offset by positive growth in the U.K. and mixed performance in other countries. In Asia-Pacific, results were mixed by country, which led to negative performance in the period. Changes in foreign currency exchange rates period-over-period increased revenue $52.4 million, or 1.4%. Acquisition revenue, net of disposition revenue, reduced revenue by $0.3 million.
Worldwide revenue for the nine months ended September 30, 2025 increased $376.2 million, or 3.3%, to $11,743.1 million, compared to $11,366.9 million in the prior year period. Worldwide organic revenue growth increased revenue $341.1 million, or 3.0%, primarily driven by our Media & Advertising, Precision Marketing and Execution & Support disciplines. Our Branding & Retail Commerce, Public Relations, Experiential and Healthcare disciplines had negative performance during the period. Substantially all of our major geographic regions had positive organic growth compared to the prior year period. Organic growth in the nine-month period was led by our largest market, the U.S. In Europe and Asia-Pacific, organic growth was positive and mixed by country. Changes in foreign currency exchange rates period-over-period increased revenue $35.6 million, or 0.3%. Acquisition revenue, net of disposition revenue, reduced revenue by $0.5 million.

The period-over-period change in worldwide revenue for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, in our fundamental disciplines was: Media & Advertising increased $224.8 million, Precision Marketing increased $11.9 million, Public Relations decreased $26.8 million, Healthcare decreased $5.9 million, Branding & Retail Commerce decreased $36.9 million, Experiential decreased $22.1 million, and Execution & Support increased $9.5 million.
The period-over-period change in worldwide revenue for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, in our fundamental disciplines was: Media & Advertising increased $509.1 million, Precision Marketing increased $66.8 million, Public Relations decreased $82.5 million, Healthcare decreased $29.6 million, Branding & Retail Commerce decreased $96.4 million, Experiential decreased $9.3 million, and Execution & Support increased $18.1 million.
The period-over-period change in worldwide revenue across our geographic markets for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was: North America increased $91.3 million, or 4.2%, Latin America increased $26.7 million, or 26.8%, Europe increased $54.6 million, or 5.1%, Middle East and Africa increased $4.1 million, or 6.5%, and Asia-Pacific decreased $22.2 million, or 4.6%.
The period-over-period change in the worldwide revenue across our geographic markets for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was: North America increased $223.2 million, or 3.5%, Latin America increased $34.8 million, or 11.5%, Europe increased $108.3 million, or 3.4%, Middle East and Africa decreased $4.2 million, or 2.0%, and Asia-Pacific increased $14.1 million, or 1.1%.
A summary of our consolidated results of operations period-over-period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue	$4,037.1	$3,882.6	$154.5	4.0%	$11,743.1	$11,366.9	$376.2	3.3%
Operating Income[2]	$530.1	$600.1	$(70.0)	(11.7)%	$1,421.9	$1,589.3	$(167.4)	(10.5)%
Operating Margin[2]	13.1%	15.5%		(2.4)%	12.1%	14.0%		(1.9)%
Net Income - Omnicom Group Inc.[2]	$341.3	$385.9	$(44.6)	(11.6)%	$886.6	$1,032.6	$(146.0)	(14.1)%
Net Income per Share - Omnicom Group Inc.: Diluted[2,3]	$1.75	$1.95	$(0.20)	(10.3)%	$4.51	$5.19	$(0.68)	(13.1)%
EBITA[1,2,3]	$551.6	$622.3	$(70.7)	(11.4)%	$1,485.0	$1,654.5	$(169.5)	(10.2)%
EBITA Margin %[1,2,3]	13.7%	16.0%		(2.3)%	12.6%	14.6%		(2.0)%
1) Reconciliation of Non-GAAP Financial Measures on page 28.
2) For the three months ended September 30, 2025, operating expenses included $38.6 million ($28.4 million after-tax) of repositioning costs, primarily related to severance actions as we prepare to integrate the pending acquisition of IPG (see Note 9 to the unaudited consolidated financial statements). For the nine months ended September 30, 2025, operating expenses include $127.4 million ($95.7 million after-tax) of repositioning costs, related to severance actions as we prepare to integrate the pending acquisition of IPG, as well as efficiency initiatives in the second quarter of 2025, primarily within the Omnicom Advertising Group and the Omnicom Production Group (see Note 9 to the unaudited consolidated financial statements). In addition, included in selling, general and administrative expenses for the three and nine months ended September 30, 2025, are acquisition related costs of $60.8 million ($50.8 million after-tax) and $160.6 million ($145.0 million after-tax), respectively, related to the pending acquisition of IPG (see Note 1 to the unaudited consolidated financial statements). The net impact of these items reduced operating income for the three and nine months ended September 30, 2025, by $99.4 million ($79.2 million after-tax) and $288.0 million ($240.7 million after-tax), respectively, which reduced diluted net income per share - Omnicom Group Inc. by $0.41 and $1.23, respectively. There were no acquisition related costs or repositioning costs for the three months ended September 30, 2024. For the nine months ended September 30, 2024, operating expenses included $57.8 million ($42.9 million after-tax) of repositioning costs recorded in the second quarter of 2024, primarily related to severance, which reduced diluted net income per share - Omnicom Group Inc. by $0.22. There were no acquisition related costs for the three and nine months ended September 30, 2024.
3) EBITA is defined as earnings before interest, income taxes and amortization of acquired intangible assets and internally developed strategic platform assets. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods. The effect of after-tax amortization of acquired intangible assets and internally developed strategic platform assets decreased diluted net income per share by $0.08 for each of the three months ended September 30, 2025 and 2024 and $0.24 for each of the nine months ended September 30, 2025 and 2024.

CONSOLIDATED RESULTS OF OPERATIONS
The period-over-period change in results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Revenue	$4,037.1	$3,882.6	$154.5	$11,743.1	$11,366.9	$376.2
Operating Expenses:
Salary and service costs	2,921.5	2,796.0	125.5	8,600.4	8,288.7	311.7
Occupancy and other costs	322.7	325.6	(2.9)	963.2	953.9	9.3
Repositioning costs[2]	38.6	—	38.6	127.4	57.8	69.6
Cost of services	3,282.8	3,121.6	161.2	9,691.0	9,300.4	390.6
Selling, general and administrative expenses[2]	163.5	99.5	64.0	451.8	295.8	156.0
Depreciation and amortization	60.7	61.4	(0.7)	178.4	181.4	(3.0)
Total Operating Expenses[2]	3,507.0	3,282.5	224.5	10,321.2	9,777.6	543.6
Operating Income[2]	530.1	600.1	(70.0)	1,421.9	1,589.3	(167.4)
Interest Expense	60.4	66.4	(6.0)	182.1	182.9	(0.8)
Interest Income	17.2	26.0	(8.8)	68.8	74.0	(5.2)
Income Before Income Taxes and Income From Equity Method Investments	486.9	559.7	(72.8)	1,308.6	1,480.4	(171.8)
Income Tax Expense	132.3	150.2	(17.9)	373.5	389.9	(16.4)
Income From Equity Method Investments	5.8	0.4	5.4	6.5	4.6	1.9
Net Income[2]	360.4	409.9	(49.5)	941.6	1,095.1	(153.5)
Net Income Attributed To Noncontrolling Interests	19.1	24.0	(4.9)	55.0	62.5	(7.5)
Net Income - Omnicom Group Inc.[2]	$341.3	$385.9	$(44.6)	$886.6	$1,032.6	$(146.0)
Net Income Per Share - Omnicom Group Inc.:[2,3]
Basic	$1.76	$1.97	$(0.21)	$4.54	$5.25	$(0.71)
Diluted	$1.75	$1.95	$(0.20)	$4.51	$5.19	$(0.68)

Revenue	$4,037.1	$3,882.6	$154.5	$11,743.1	$11,366.9	$376.2
Operating Margin %[2]	13.1%	15.5%		12.1%	14.0%
EBITA[1,2,3]	$551.6	$622.3	$(70.7)	$1,485.0	$1,654.5	$(169.5)
EBITA Margin %[1,2,3]	13.7%	16.0%	(2.3)%	12.6%	14.6%	(2.0)%
1) Reconciliation of Non-GAAP Financial Measures on page 28.
2) For the three months ended September 30, 2025, operating expenses included $38.6 million ($28.4 million after-tax) of repositioning costs, primarily related to severance actions as we prepare to integrate the pending acquisition of IPG (see Note 9 to the unaudited consolidated financial statements). For the nine months ended September 30, 2025, operating expenses include $127.4 million ($95.7 million after-tax) of repositioning costs, related to severance actions as we prepare to integrate the pending acquisition of IPG, as well as efficiency initiatives in the second quarter of 2025, primarily within the Omnicom Advertising Group and the Omnicom Production Group (see Note 9 to the unaudited consolidated financial statements). In addition, included in selling, general and administrative expenses for the three and nine months ended September 30, 2025, are acquisition related costs of $60.8 million ($50.8 million after-tax) and $160.6 million ($145.0 million after-tax), respectively, related to the pending acquisition of IPG (see Note 1 to the unaudited consolidated financial statements). The net impact of these items reduced operating income for the three and nine months ended September 30, 2025, by $99.4 million ($79.2 million after-tax) and $288.0 million ($240.7 million after-tax), respectively, which reduced diluted net income per share - Omnicom Group Inc. by $0.41 and $1.23, respectively. There were no acquisition related costs or repositioning costs for the three months ended September 30, 2024. For the nine months ended September 30, 2024, operating expenses included $57.8 million ($42.9 million after-tax) of repositioning costs recorded in the second quarter of 2024, primarily related to severance, which reduced diluted net income per share - Omnicom Group Inc. by $0.22. There were no acquisition related costs for the three and nine months ended September 30, 2024.
3) EBITA is defined as earnings before interest, income taxes and amortization of acquired intangible assets and internally developed strategic platform assets. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods. The effect of after-tax amortization of acquired intangible assets and internally developed strategic platform assets decreased diluted net income per share by $0.08 for each of the three months ended September 30, 2025 and 2024 and $0.24 for each of the nine months ended September 30, 2025 and 2024.

Revenue
The components of period-over-period revenue change in the United States (“Domestic”) and the remainder of the world (“International”):

	Total		Domestic		International
	$	%	$	%	$	%
Three months ended September 30, 2024	$3,882.6		$2,039.7		$1,842.9
Components of revenue change:
Foreign exchange rate impact	52.4	1.4%	—	—%	52.4	2.8%
Acquisition revenue, net of disposition revenue	(0.3)	—%	(1.4)	(0.1)%	1.1	0.1%
Organic growth	102.4	2.6%	94.6	4.6%	7.8	0.4%
Three months ended September 30, 2025	$4,037.1	4.0%	$2,132.9	4.6%	$1,904.2	3.3%

	Total		Domestic		International
	$	%	$	%	$	%
Nine months ended September 30, 2024	$11,366.9		$5,999.0		$5,367.9
Components of revenue change:
Foreign exchange rate impact	35.6	0.3%	—	—%	35.6	0.7%
Acquisition revenue, net of disposition revenue	(0.5)	—%	(8.4)	(0.1)%	7.9	0.1%
Organic growth	341.1	3.0%	242.8	4.0%	98.3	1.8%
Nine months ended September 30, 2025	$11,743.1	3.3%	$6,233.4	3.9%	$5,509.7	2.6%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,984.7 million and $11,707.5 million for the Total column for the three and nine months ended September 30, 2025, respectively). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($4,037.1 million less $3,984.7 million and $11,743.1 million less $11,707.5 million for the Total column for the three and nine months ended September 30, 2025, respectively).
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
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,882.6 million and $11,366.9 million for the Total column for the three and nine months ended September 30, 2025, respectively).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at October 17, 2025 remain unchanged, we expect the impact of changes in foreign exchange rates will be a positive 2.0% for the fourth quarter and positive 1.0% for the full year. Based on our acquisition and disposition activity completed to date, we expect the net impact on revenue to reduce revenue by 1.0% for the fourth quarter and be flat for the full year.

Revenue by Discipline
To monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: Media & Advertising, Precision Marketing, Public Relations, Healthcare, Branding & Retail Commerce, Experiential and Execution & Support.
The period-over-period change in revenue and organic growth by discipline:

	Three Months Ended September 30,
	2025		2024		2025 vs. 2024
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Media & Advertising	$2,353.8	58.3%	$2,129.0	54.8%	$224.8	9.1%
Precision Marketing	462.5	11.5%	450.6	11.6%	11.9	0.8%
Public Relations	377.2	9.3%	404.0	10.4%	(26.8)	(7.5)%
Healthcare	331.2	8.2%	337.1	8.7%	(5.9)	(1.9)%
Branding & Retail Commerce	144.8	3.6%	181.7	4.7%	(36.9)	(16.9)%
Experiential	152.2	3.8%	174.3	4.5%	(22.1)	(17.7)%
Execution & Support	215.4	5.3%	205.9	5.3%	9.5	2.0%
Revenue	$4,037.1		$3,882.6		$154.5	2.6%

	Nine Months Ended September 30,
	2025		2024		2025 vs. 2024
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Media & Advertising	$6,693.3	57.0%	$6,184.2	54.4%	$509.1	8.2%
Precision Marketing	1,369.9	11.7%	1,303.1	11.5%	66.8	3.8%
Public Relations	1,112.8	9.4%	1,195.3	10.5%	(82.5)	(7.2)%
Healthcare	969.5	8.2%	999.1	8.8%	(29.6)	(3.3)%
Branding & Retail Commerce	452.9	3.9%	549.3	4.8%	(96.4)	(14.6)%
Experiential	503.2	4.3%	512.5	4.5%	(9.3)	(5.5)%
Execution & Support	641.5	5.5%	623.4	5.5%	18.1	1.8%
Revenue	$11,743.1		$11,366.9		$376.2	3.0%
Beginning in the first quarter of 2025, we realigned the classification of certain services, primarily within our Media & Advertising, Branding & Retail Commerce, Precision Marketing and Public Relations disciplines. As a result, we reclassified the prior year periods to be consistent with the revised classifications.
The period-over-period change in worldwide revenue for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, in our fundamental disciplines was: Media & Advertising increased $224.8 million, Precision Marketing increased $11.9 million, Public Relations decreased $26.8 million, Healthcare decreased $5.9 million, Branding & Retail Commerce decreased $36.9 million, Experiential decreased $22.1 million, and Execution & Support increased $9.5 million. Worldwide organic revenue growth increased revenue $102.4 million, or 2.6%, compared to the prior year period, primarily driven by Media & Advertising, led by our media business, Precision Marketing and Execution & Support disciplines. The organic growth was partially offset by underperformance in our Branding & Retail Commerce, Public Relations, Experiential and Healthcare disciplines. Changes in foreign currency exchange rates period-over-period increased revenue $52.4 million, or 1.4%. The increase in revenue from foreign exchange translation was primarily related to the strengthening of several currencies, including the Euro and the British Pound, against the U.S. Dollar, partially offset by the weakening of the Australian Dollar against the U.S. Dollar. Acquisition revenue, net of disposition revenue, reduced revenue slightly by $0.3 million.
The period-over-period change in worldwide revenue for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, in our fundamental disciplines was: Media & Advertising increased $509.1 million, Precision Marketing increased $66.8 million, Public Relations decreased $82.5 million, Healthcare decreased $29.6 million, Branding & Retail Commerce decreased $96.4 million, Experiential decreased $9.3 million, and Execution & Support increased $18.1 million. Worldwide organic revenue growth increased revenue $341.1 million, or 3.0%, compared to the prior year period, primarily driven by Media & Advertising, led by our media business, Precision Marketing and Execution & Support disciplines. The organic growth was partially offset by underperformance in our Branding & Retail Commerce, Public Relations, Experiential and Healthcare disciplines. Changes in foreign currency exchange rates period-over-period increased revenue $35.6 million, or 0.3%. The increase in revenue from foreign exchange translation was primarily related to the strengthening of several currencies, including the Euro and the British Pound, against the U.S. Dollar, partially offset by the weakening of the Australian Dollar, Brazilian Real and the Canadian Dollar against the U.S. Dollar. Acquisition revenue, net of disposition revenue, reduced revenue slightly by $0.5 million.

In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.6% and 2.8% of revenue for the twelve months ended September 30, 2025 and 2024, respectively. Our ten largest and 100 largest clients represented 19.0% and 54.9% of revenue for the twelve months ended September 30, 2025, respectively, and 19.4% and 54.3% of revenue for the twelve months ended September 30, 2024, respectively.
Revenue by Geography
The period-over-period change in revenue and organic growth in our geographic markets:

	Three Months Ended September 30,
	2025		2024		2025 vs. 2024
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Americas:
North America	$2,245.3	55.6%	$2,154.0	55.4%	$91.3	4.4%
Latin America	126.4	3.1%	99.7	2.6%	26.7	27.3%
EMEA:
Europe	1,135.4	28.1%	1,080.8	27.9%	54.6	(0.5)%
Middle East and Africa	67.4	1.7%	63.3	1.6%	4.1	5.9%
Asia-Pacific	462.6	11.5%	484.8	12.5%	(22.2)	(3.7)%
Revenue	$4,037.1		$3,882.6		$154.5	2.6%

	Nine Months Ended September 30,
	2025		2024		2025 vs. 2024
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Americas:
North America	$6,566.5	55.9%	$6,343.3	55.8%	$223.2	3.8%
Latin America	337.4	2.9%	302.6	2.7%	34.8	20.1%
EMEA:
Europe	3,296.8	28.1%	3,188.5	28.1%	108.3	0.3%
Middle East and Africa	204.3	1.7%	208.5	1.8%	(4.2)	(1.5)%
Asia-Pacific	1,338.1	11.4%	1,324.0	11.6%	14.1	2.6%
Revenue	$11,743.1		$11,366.9		$376.2	3.0%
The period-over-period change in worldwide revenue across our geographic markets for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was: North America increased $91.3 million, or 4.2%, Latin America increased $26.7 million, or 26.8%, Europe increased $54.6 million, or 5.1%, Middle East and Africa increased $4.1 million, or 6.5%, and Asia-Pacific decreased $22.2 million, or 4.6%.
The period-over-period change in the worldwide revenue across our geographic markets for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was: North America increased $223.2 million, or 3.5%, Latin America increased $34.8 million, or 11.5%, Europe increased $108.3 million, or 3.4%, Middle East and Africa decreased $4.2 million, or 2.0%, and Asia-Pacific increased $14.1 million, or 1.1%.
North America
In North America, organic revenue growth period-over-period for the three months ended September 30, 2025 was primarily driven by strong performance in the United States, especially in the Media & Advertising discipline, led by our media business, and in our Precision Marketing and Execution & Support disciplines. The organic growth was partially offset by underperformance in our Public Relations discipline, which faced a difficult comparison to the prior year, which included the positive effects of the U.S. Elections, and in our other disciplines.
In North America, organic revenue growth period-over-period for the nine months ended September 30, 2025 was primarily driven by strong performance in the United States, especially in the Media & Advertising discipline, led by our media business, and in our Precision Marketing, Execution & Support and Experiential disciplines. The organic growth was partially offset by underperformance in our Branding & Retail Commerce, Public Relations and Healthcare disciplines.

Latin America
In Latin America, organic revenue growth for the three and nine months ended September 30, 2025, compared to the prior year periods, was led by our Media & Advertising discipline, and was driven by strong performance in all countries in the region. Foreign currency exchange rate changes in the three months ended September 30, 2025 compared to the same period in 2024 were flat. However, the weakening of all currencies, especially the Brazilian Real and Mexican Peso, against the U.S. Dollar decreased revenue in the nine months ended September 30, 2025 compared to the same period in 2024.
EMEA
In Europe, compared to the prior year periods, organic revenue growth for the three and nine months ended September 30, 2025 was driven by strong performance in our Media & Advertising discipline, led by our media business, substantially offset by underperformance in our other disciplines. Foreign currency exchange rate changes increased revenue for the three and nine months ended September 30, 2025, primarily as a result of the strengthening of the Euro and the British Pound against the U.S. Dollar period-over-period.
In the U.K., for the three and nine months ended September 30, 2025, organic revenue increased period-over-period by 3.7% and 0.2%, respectively. A strong performance in our Media & Advertising discipline, led by our media business, and our Experiential discipline, was reduced by a mixed performance in our other disciplines.
In Continental Europe, which includes the Euro Zone and the other European countries, organic revenue decreased 3.1% for the three months ended September 30, 2025, due to underperformance primarily in our Experiential discipline in France, which faced a challenging environment and a difficult comparison to a prior year period that included positive effects from the Olympics, and mixed performance in other countries. Organic revenue growth of 0.3% for the nine months ended September 30, 2025 was mixed by country and discipline.
In the Middle East and Africa, for the three months ended September 30, 2025, organic growth was led by strong performance in our Media & Advertising discipline. In the Middle East and Africa, for the nine months ended September 30, 2025, negative performance in our Experiential discipline was partially offset by organic growth in our Media & Advertising discipline.
Asia-Pacific
In Asia-Pacific, organic revenue decreased for the three months ended September 30, 2025, with underperformance in substantially all of our disciplines and markets in the region. Foreign currency exchange rate changes decreased revenue for the three months ended September 30, 2025, primarily as a result of the weakening of several currencies against the U.S. Dollar, including the Australian Dollar and New Zealand Dollar.
In Asia-Pacific, organic growth for the nine months ended September 30, 2025 was due to a strong performance in our Media & Advertising discipline, led by our media business, and our Healthcare discipline, partially offset by underperformance in our other disciplines. Most markets in the region, led by India, Australia and New Zealand, had positive organic growth, slightly offset by underperformance in China, as compared to the prior year period. Foreign currency exchange rate changes decreased revenue for the nine months ended September 30, 2025, primarily as a result of the weakening of several currencies against the U.S. Dollar, including the Australian Dollar and New Zealand Dollar.

Revenue by Industry
Revenue by type of client industry sector:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pharmaceuticals and Healthcare	16%	16%	15%	16%
Food and Beverage	15%	15%	15%	15%
Auto	13%	12%	13%	11%
Consumer Products	10%	10%	9%	10%
Financial Services	8%	7%	8%	7%
Travel and Entertainment	8%	7%	8%	7%
Technology	8%	8%	8%	8%
Retail	7%	6%	7%	6%
Government	3%	4%	4%	4%
Telecommunications	3%	4%	3%	3%
Services	3%	3%	3%	3%
Oil, Gas and Utilities	2%	2%	2%	2%
Not-for-Profit	1%	1%	1%	1%
Education	1%	1%	1%	1%
Other	2%	4%	3%	6%
Total	100%	100%	100%	100%
Operating Expenses
The period-over-period change in operating expenses:

	Three Months Ended September 30,
	2025		2024		2025 vs. 2024
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$4,037.1		$3,882.6		$154.5	4.0%
Operating Expenses:
Salary and service costs:
Salary and related costs	1,778.5	44.1%	1,846.9	47.6%	(68.4)	(3.7)%
Third-party service costs	955.6	23.7%	784.5	20.2%	171.1	21.8%
Third-party incidental costs	187.4	4.6%	164.6	4.2%	22.8	13.9%
Total salary and service costs	2,921.5	72.4%	2,796.0	72.0%	125.5	4.5%
Occupancy and other costs	322.7	8.0%	325.6	8.4%	(2.9)	(0.9)%
Repositioning costs	38.6	1.0%	—	—%	38.6	—%
Cost of services	3,282.8		3,121.6		161.2	5.2%
Selling, general and administrative expenses	163.5	4.0%	99.5	2.6%	64.0	64.3%
Depreciation and amortization	60.7	1.5%	61.4	1.6%	(0.7)	(1.1)%
Total Operating Expenses	3,507.0	86.9%	3,282.5	84.5%	224.5	6.8%
Operating Income	$530.1	13.1%	$600.1	15.5%	$(70.0)	(11.7)%

	Nine Months Ended September 30,
	2025		2024		2025 vs. 2024
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$11,743.1		$11,366.9		$376.2	3.3%
Operating Expenses:
Salary and service costs:
Salary and related costs	5,386.8	45.9%	5,531.1	48.7%	(144.3)	(2.6)%
Third-party service costs	2,670.8	22.7%	2,293.8	20.2%	377.0	16.4%
Third-party incidental costs	542.8	4.6%	463.8	4.1%	79.0	17.0%
Total salary and service costs	8,600.4	73.2%	8,288.7	72.9%	311.7	3.8%
Occupancy and other costs	963.2	8.2%	953.9	8.4%	9.3	1.0%
Repositioning costs	127.4	1.1%	57.8	0.5%	69.6	120.4%
Cost of services	9,691.0		9,300.4		390.6	4.2%
Selling, general and administrative expenses	451.8	3.8%	295.8	2.6%	156.0	52.7%
Depreciation and amortization	178.4	1.6%	181.4	1.6%	(3.0)	(1.7)%
Total Operating Expenses	10,321.2	87.9%	9,777.6	86.0%	543.6	5.6%
Operating Income	$1,421.9	12.1%	$1,589.3	14.0%	$(167.4)	(10.5)%
We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up a significant portion of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor, third-party service costs, and third-party incidental costs. Third-party service costs include vendor costs when we act as principal in providing services to our clients. Third-party incidental costs that are required to be included in revenue primarily consist of client-related travel and incidental out-of-pocket costs that are billed back to the client directly at our cost. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses. Adverse and beneficial fluctuations in foreign currency exchange rates from period to period impact our results of operations and financial position when we translate our financial statements from local foreign currency exchange rates to the U.S. Dollar. However, substantially all of our foreign operations transact business in their local currency, mitigating the impact of changes in foreign currency exchange rates on our operating margin percentage. As a result, the changes in our operating expenses period-over-period from foreign currency translation were in line with the percentage impact from changes in foreign currencies on revenue for the three and nine months ended September 30, 2025.
Operating expenses for the three months ended September 30, 2025 increased $224.5 million, or 6.8%, to $3,507.0 million from $3,282.5 million, in the prior year period. Included in selling, general and administrative expenses for the three months ended September 30, 2025 are acquisition related costs of $60.8 million ($50.8 million after-tax) related to the pending acquisition of IPG (see Note 1 to the unaudited consolidated financial statements). Included in operating expenses for the three months ended September 30, 2025 are $38.6 million ($28.4 million after-tax) of repositioning costs, primarily related to severance as we prepare to integrate the pending acquisition of IPG. There were no acquisition related costs or repositioning costs for the three months ended September 30, 2024.
Operating expenses for the nine months ended September 30, 2025 increased $543.6 million, or 5.6%, to $10,321.2 million from $9,777.6 million, in the prior year period. Included in selling, general and administrative expenses for the nine months ended September 30, 2025 are acquisition related costs of $160.6 million ($145.0 million after-tax) related to the pending acquisition of IPG (see Note 1 to the unaudited consolidated financial statements). Included in operating expenses are $127.4 million ($95.7 million after-tax) of repositioning costs, related to severance actions as we prepare to integrate the pending acquisition of IPG, as well as efficiency initiatives in the second quarter of 2025, primarily within the Omnicom Advertising Group and the Omnicom Production Group. There were no acquisition related costs for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, operating expenses included $57.8 million ($42.9 million after-tax) of repositioning costs recorded in the second quarter of 2024, primarily related to severance actions related to the ongoing efficiency initiatives, including strategic agency consolidation in our smaller international markets and the launch of our centralized production strategy (see Note 9 to the unaudited financial statements).
Operating Expenses - Salary and Service Costs
Salary and service costs, which tend to fluctuate with changes in revenue, are comprised of salary and related costs, third-party service costs, and third-party incidental costs.
Salary and service costs for the three months ended September 30, 2025 increased $125.5 million, or 4.5%, to $2,921.5 million, compared to the prior year period. Salary and related costs for the three months ended September 30, 2025 decreased

$68.4 million, or 3.7%, to $1,778.5 million, primarily due to our prior repositioning actions and changes in our global employee mix, partially offset by an increase related to changes in foreign currency exchange rates. Third-party service costs for the three months ended September 30, 2025 increased $171.1 million, or 21.8%, to $955.6 million, primarily as a result of organic growth in our Media & Advertising and Execution & Support disciplines. Third-party incidental costs for the three months ended September 30, 2025 increased $22.8 million, or 13.9%, to $187.4 million.
Salary and service costs for the nine months ended September 30, 2025 increased $311.7 million, or 3.8%, to $8,600.4 million, compared to the prior year period. Salary and related costs for the nine months ended September 30, 2025 decreased $144.3 million, or 2.6%, to $5,386.8 million, primarily due to our prior repositioning actions and changes in our global employee mix, partially offset by an increase related to changes in foreign currency exchange rates. Third-party service costs for the nine months ended September 30, 2025 increased $377.0 million, or 16.4%, to $2,670.8 million, primarily as a result of organic growth in our Media & Advertising and Execution & Support disciplines. Third-party incidental costs for the nine months ended September 30, 2025 increased $79.0 million, or 17.0%, to $542.8 million.
Operating Expenses - Occupancy and Other Costs
Occupancy and other costs for the three and nine months ended September 30, 2025, which are less directly linked to changes in revenue than salary and service costs, decreased by $2.9 million, or 0.9%, to $322.7 million and increased by $9.3 million, or 1.0%, to $963.2 million, respectively. For the nine months ended September 30, 2025, the increase in other occupancy costs were driven in part by negative effects from foreign currency exchange rates and higher rent expense in the period. As a percentage of revenue, occupancy and other costs decreased for the three- and nine-month periods ended September 30, 2025.
Operating Expenses - Selling, General & Administrative Expenses
SG&A expenses primarily consist of third-party marketing costs, professional fees, compensation and benefits and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs. SG&A expenses increased for the three and nine months ended September 30, 2025 by $64.0 million and $156.0 million, respectively, compared to the same periods in 2024, primarily due to acquisition related costs in connection with the pending acquisition of IPG (see Note 1 to the unaudited consolidated financial statements).
Operating Income
Operating income for the three months ended September 30, 2025 decreased $70.0 million to $530.1 million, and operating margin decreased to 13.1% from 15.5% compared to the same period in 2024. EBITA for the three months ended September 30, 2025 decreased $70.7 million to $551.6 million, and EBITA Margin decreased to 13.7% from 16.0%. Acquisition related costs related to the pending acquisition of IPG and repositioning costs recorded in the third quarter of 2025 (see Notes 1 and 9 to the unaudited financial statements) reduced both operating income and EBITA by $99.4 million, and reduced both operating margin and EBITA margin by 2.5%. There were no repositioning costs or acquisition related costs for the three months ended September 30, 2024.
Operating income for the nine months ended September 30, 2025 decreased $167.4 million to $1,421.9 million, and operating margin decreased to 12.1% from 14.0% compared to the same period in 2024. EBITA for the nine months ended September 30, 2025 decreased $169.5 million to $1,485.0 million, and EBITA Margin decreased to 12.6% from 14.6%. Acquisition related costs related to the pending acquisition of IPG and repositioning costs recorded in the nine months ended September 30, 2025 (see Notes 1 and 9 to the unaudited financial statements) reduced both operating income and EBITA by $288.0 million, and reduced operating margin and EBITA margin by 2.5% for both nine-month periods. There were no acquisition related costs for the nine months ended September 30, 2024. The effect of the repositioning actions in the nine months ended September 30, 2024 reduced both operating income and EBITA by $57.8 million and decreased both operating margin and EBITA margin by 0.5%.
Net Interest Expense
Net interest expense for the three and nine months ended September 30, 2025 increased $2.8 million and $4.4 million period-over-period to $43.2 million and $113.3 million, respectively. Interest expense on debt for the three months ended September 30, 2025 decreased $5.4 million period-over-period to $56.2 million, as we have cycled through the effects of our refinancing activities in 2024. Interest expense on debt for the nine months ended September 30, 2025 increased $2.1 million period-over-period to $171.1 million, primarily related to a higher weighted average cost of debt in 2025. Interest income in the three and nine months ended September 30, 2025 decreased $8.8 million to $17.2 million and $5.2 million to $68.8 million, respectively, principally due to lower cash balances and lower interest rates.
Income Taxes
Our effective tax rate for the nine months ended September 30, 2025 increased period-over-period to 28.5% from 26.3%, primarily due to the non-deductibility of certain acquisition related costs in connection with the pending acquisition of IPG (see Note 1 to the unaudited consolidated financial statements). The effective tax rate for the nine months ended September 30, 2024, includes the favorable impact from the resolution of certain non-U.S. tax positions of $7.5 million.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The legislation does not have a material impact on our financial statements.
Net Income and Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the three months ended September 30, 2025 decreased $44.6 million to $341.3 million from $385.9 million. The period-over-period decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. decreased to $1.75 in the three months ended September 30, 2025, from $1.95 in the three months ended September 30, 2024, due to the factors described above, partially offset by the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock. For the three months ended September 30, 2025, the impact of the acquisition related costs and repositioning costs (see Notes 1 and 9 to the unaudited consolidated financial statements) reduced net income - Omnicom Group Inc. by $79.2 million and diluted net income per share - Omnicom Group Inc. by $0.41.
Net income - Omnicom Group Inc. in the nine months ended September 30, 2025 decreased $146.0 million to $886.6 million from $1,032.6 million. The period-over-period decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. decreased to $4.51 in the nine months ended September 30, 2025 from $5.19 in the nine months ended September 30, 2024, due to the factors described above, partially offset by the impact of the reduction in our weighted average common shares outstanding resulting from the repurchases of our common stock. For the nine months ended September 30, 2025, the impact of the acquisition related costs and repositioning costs (see Notes 1 and 9 to the unaudited consolidated financial statements) reduced net income - Omnicom Group Inc. by $240.7 million and diluted net income per share - Omnicom Group Inc. by $1.23. For the nine months ended September 30, 2024, the impact of repositioning costs reduced net income - Omnicom Group Inc. by $42.9 million and diluted net income per share - Omnicom Group Inc. by $0.22.
The effect of after-tax amortization of acquired intangible assets and internally developed strategic platform assets decreased diluted net income per share by $0.08 for each of the three months ended September 30, 2025 and 2024 and by $0.24 for each of the nine months ended September 30, 2025 and 2024.
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

Reconciliation of Non-GAAP Financial Measures
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income - Omnicom Group Inc.	$341.3	$385.9	$886.6	$1,032.6
Net Income Attributed To Noncontrolling Interests	19.1	24.0	55.0	62.5
Net Income	360.4	409.9	941.6	1,095.1
Income From Equity Method Investments	5.8	0.4	6.5	4.6
Income Tax Expense	132.3	150.2	373.5	389.9
Income Before Income Taxes and Income From Equity Method Investments	486.9	559.7	1,308.6	1,480.4
Interest Expense	60.4	66.4	182.1	182.9
Interest Income	17.2	26.0	68.8	74.0
Operating Income	530.1	600.1	1,421.9	1,589.3
Add back: Amortization of acquired intangible assets and internally developed strategic platform assets	21.5	22.2	63.1	65.2
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$551.6	$622.3	$1,485.0	$1,654.5

Revenue	$4,037.1	$3,882.6	$11,743.1	$11,366.9
EBITA	$551.6	$622.3	$1,485.0	$1,654.5
EBITA Margin	13.7%	16.0%	12.6%	14.6%

LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
The primary sources of our short-term liquidity are net cash provided by operating activities and cash and cash equivalents. Additional liquidity sources include our $2.5 billion unsecured multi-currency revolving credit facility, or Credit Facility, terminating on June 2, 2028, and the ability to issue up to $2 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, and access to the capital markets. In addition, certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom, aggregating $540.2 million. Our liquidity sources fund our non-discretionary cash requirements and our discretionary spending.
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
Cash and cash equivalents decreased $932.9 million from December 31, 2024. During the first nine months of 2025, we used $99.2 million of cash in operating activities, which included the use for operating capital of $1.4 billion, primarily related to our typical working capital cycle. Discretionary spending for the first nine months of 2025 was $963.5 million, compared to $1.9 billion for the first nine months of 2024, which included $900.9 million for acquisition of businesses and interests in affiliates, net of cash acquired. Discretionary spending for the first nine months of 2025 was comprised of capital expenditures of $110.7 million, dividends paid to common shareholders of $413.9 million, dividends paid to shareholders of noncontrolling interests of $57.1 million, repurchases of our common stock, net of proceeds from vesting of restricted stock awards and related tax benefits and common stock sold under our employee stock purchase plan of $294.1 million, the acquisition of additional shares of noncontrolling interests, and payment of contingent purchase price obligations of $87.7 million. Based on past performance and current expectations, we believe that net cash provided by operating activities and cash and cash equivalents will be sufficient to meet our non-discretionary cash requirements for the next twelve months. In addition, and over the longer term, our Credit Facility is available to fund our working capital and contractual obligations.
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
At September 30, 2025, our foreign subsidiaries held approximately $1.8 billion of our total cash and cash equivalents of $3.4 billion. Substantially all of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
At September 30, 2025, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents, increased $1.2 billion to $2.9 billion from December 31, 2024. The increase in net debt primarily resulted from the use of cash of $99.2 million for operating activities, which included the use for operating capital of $1.4 billion, primarily related to our typical working capital requirement during the period and discretionary spending of $963.5 million, as discussed above.
Components of net debt:

	September 30, 2025	December 31, 2024	September 30, 2024
Short-term debt	$24.1	$21.3	$16.9
Long-term debt, including current portion	6,275.2	6,035.3	6,930.1
Total debt	6,299.3	6,056.6	6,947.0
Less: Cash and cash equivalents	3,406.5	4,339.4	3,533.9
Net debt	$2,892.8	$1,717.2	$3,413.1
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
The Credit Facility has a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At September 30, 2025, we were in compliance with this covenant as our Leverage Ratio was 2.6 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At September 30, 2025, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody’s. Our access to the commercial paper market and the cost of these borrowings are affected by market conditions and our credit ratings. The long-term debt indentures and Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
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
We have the ability to fund our day-to-day liquidity, including working capital, by issuing commercial paper or borrowing under the Credit Facility. During the three and nine months ended September 30, 2025, there were no drawings under the Credit Facility and no commercial paper issuances.
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
Credit Risk
We provide marketing and communications services to several thousand clients that operate in nearly every sector of the global economy, and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk, as our largest client represented 2.6% of revenue for the twelve months ended September 30, 2025. However, during periods of economic downturn, the credit profiles of our clients could change.
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
When performing the annual impairment test as of May 1, 2025 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions in 2025. In the first half of 2025, our organic revenue increase was 3.2%, which excluded our net disposition activity and the impact from changes in foreign exchange rates. There were no events through September 30, 2025 that would change our impairment assessments.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We manage our exposure to foreign exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We use net investment hedges to manage the volatility of foreign exchange rates on the investment in our foreign subsidiaries. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the credit risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors. Our 2024 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2024 10-K. Note 13 to the unaudited consolidated financial statements provides a discussion of our foreign currency derivatives and cross currency swaps as of September 30, 2025.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2025, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of September 30, 2025. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2025	1,214,539	$72.54	—	—
August 1 - August 31, 2025	12,714	75.88	—	—
September 1 - September 30, 2025	—	—	—	—
	1,227,253	$72.57	—	—
During the three months ended September 30, 2025, we purchased 958,903 shares of our common stock for general corporate purposes in the open market, including under a plan meeting the requirements of Rule 10b5-1 under the Exchange Act, and we withheld 268,350 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards and stock option exercises. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date. There were no unregistered sales of equity securities during the three months ended September 30, 2025.
Item 5. Other Information
During the quarter ended September 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

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

OMNICOM GROUP INC.
Date:	October 22, 2025	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)