Form 10-K
period 2025-12-31
OMNICOM GROUP INC.
filed 2026-02-20
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2025 was $13,815,889,740. As of January 30, 2026, there were 310,336,344 shares of Omnicom Group Inc. Common Stock outstanding.
Portions of the Omnicom Group Inc. Definitive Proxy Statement for the Annual Meeting of Shareholders planned to be held on May 5, 2026 are incorporated by reference into Part III of this report to the extent described herein.

OMNICOM GROUP INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. In addition, from time to time, we or our representatives have made, or may make, forward-looking statements, orally or in writing. These statements, other than statements of historical fact, may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of our management as well as assumptions made by, and information currently available to, our management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include:
•risks relating to the completed merger (the “Merger”) between us and The Interpublic Group of Companies, Inc. (IPG), including risks related to the integration of IPG’s business, such as, among others: uncertainties associated with retaining key management and other employees; potential disruptions to client, vendor, and business partner relationships; the risk that integration activities may be more time-consuming, complex, or costly than expected; the possibility that anticipated synergies, efficiencies, and other benefits of the Merger may not be realized, or may be realized more slowly than anticipated; and risks associated with managing a larger, more complex combined organization and effectively integrating systems, processes, operations, and cultures;
•adverse economic conditions, including geopolitical events, international hostilities, acts of terrorism, public health crises, inflation or stagflation, tariffs and other trade barriers, central bank interest rate policies in countries that comprise our major markets, labor and supply chain issues affecting the distribution of our clients’ products, or a disruption in the credit markets;
•international, national or local economic conditions that could adversely affect us or our clients;
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
•unanticipated changes to, or an inability to hire and retain, key personnel;
•currency exchange rate fluctuations;
•reliance on information technology systems and risks related to cybersecurity incidents;
•effective management of the risks, challenges and efficiencies presented by utilizing artificial intelligence, or AI, technologies and related partnerships in our business, and their use by our competitors;
•failure to adapt to technological developments;
•our liquidity, long-term financing needs, credit ratings and access to capital markets;
•changes in legislation or governmental regulations affecting us or our clients;
•losses on media purchases and production costs incurred on behalf of clients;
•risks associated with assumptions we make in connection with our acquisitions, critical accounting estimates and legal proceedings;
•our international operations, which are subject to the risks of currency repatriation restrictions, social or political conditions and an evolving regulatory environment in high-growth markets and developing countries;
•risks related to our environmental, social and governance goals and initiatives, including impacts from regulators and other stakeholders, and the impact of factors outside of our control on such goals and initiatives;
•changes in tax rates, tax laws, regulations or interpretations, or adverse outcomes of tax audits or proceedings; and
•other business, financial, operational and legal risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC).
The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect our business, including those described in Item 1A., “Risk Factors” and Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, or MD&A, in this report and in other documents filed from time to time with the SEC. Except as required under applicable law, we do not assume any obligation to update these forward-looking statements.

ii

PART I
Introduction
This report is our 2025 annual report to shareholders and our 2025 Annual Report on Form 10-K, or 2025 10-K.
Omnicom Group Inc., a New York corporation, was formed in 1986. The terms “Omnicom”, “the Company”, “we”, “our” and “us” each refer to Omnicom Group Inc. and its subsidiaries unless the context indicates otherwise.
Item 1. Business
Merger with IPG
On November 26, 2025 (the “Closing Date”), Omnicom completed its Merger with IPG (the “Merger”). As previously reported, on December 8, 2024, Omnicom entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IPG and EXT Subsidiary Inc., a Delaware corporation and a direct wholly owned subsidiary of Omnicom (“Merger Sub”). On the Closing Date, pursuant to the terms and conditions of the Merger Agreement, Merger Sub merged with and into IPG, with IPG continuing as the surviving corporation and a direct wholly owned subsidiary of Omnicom. Upon the Merger, each outstanding share of IPG common stock (other than certain excluded shares) converted into the right to receive 0.344 shares of Omnicom common stock and cash in lieu of fractional shares. Following the closing of the Merger, legacy Omnicom shareholders owned approximately 60.6% of the combined company and legacy IPG shareholders owned approximately 39.4%, on a fully diluted basis (see Note 5 to the consolidated financial statements).
Omnicom’s common stock continues to trade on the New York Stock Exchange, or NYSE, under the symbol “OMC,” and IPG’s common stock has ceased trading. The Merger qualified as a tax-free reorganization for U.S. federal income tax purposes, and the combined company operates under the Omnicom name with headquarters in New York, New York. Omnicom is the acquirer of IPG under U.S. generally accepted accounting principles (U.S. GAAP), and as a result, the consolidated financial statements of Omnicom for periods prior to the Closing Date do not include the results of operations, financial position, or cash flows of IPG. The results of operations of IPG are included in Omnicom’s consolidated financial statements only from the Closing Date forward. Accordingly, Omnicom’s results of operations, financial condition and cash flows after the Closing Date are not comparable to prior periods due to the inclusion of IPG’s results from the Closing Date (see Note 5 to the consolidated financial statements).
IPG Senior Notes Exchange Offers
In connection with the Merger, Omnicom commenced offers to exchange all outstanding notes of certain series issued by IPG for up to $2.95 billion in aggregate principal amount of new notes issued by Omnicom. As a result of these exchange offers, which were completed on December 2, 2025, approximately 94% of IPG's outstanding senior notes were exchanged for $2.76 billion in aggregate principal amount of new notes issued by Omnicom. The remaining approximately 6% of IPG's senior notes that were not tendered for exchange by holders remain outstanding obligations of IPG, a wholly owned subsidiary of Omnicom (see Note 7 to the consolidated financial statements).
Our Business
Omnicom is a strategic holding company that operates through global networks, connected capabilities and specialized agencies, which connect its comprehensive portfolio of companies to deliver marketing, sales, communications, and commerce services to many of the largest global companies. Our products and service offerings support client objectives across our primary focus areas: media, content, commerce, generative AI, and branding communications.
Omnicom’s agencies integrate data, creativity, and technology to deliver coordinated marketing, communications, and commerce solutions. All of our agencies are supported by our integrated technology platform: Omni- including Acxiom and Interact, which were acquired from IPG and Flywheel Commerce Cloud, as well as privacy-focused identity and data management capabilities. These capabilities include the integration of emerging AI-based tools, such as generative AI, into planning, creative advertising, media, and analytics workflows.
Omnicom client teams collaborate and accelerate client-service innovation through two integral enterprise-wide solutions: the Global Growth Team (GGT) and our Client Success Leaders (CSLs). GGT ensures an integrated, enterprise-level view of client needs and innovative solutions across new business development. CSLs manage our agency’s capabilities, providing holistic, tailored solutions across our service lines for individual client strategies and key performance indicators (KPIs) to enable client success.
Our global networks include: Omnicom Advertising (OA), Omnicom Media (OM), the DAS Group of Companies (DAS), and the Communications Consultancy Network (CCN). OA includes our creative brands, BBDO, TBWA, and McCann, which we acquired from IPG, and the brands included within the Advertising Collective. OM includes OMD, PHD, Hearts & Sciences, as well as UM, Acxiom, Initiative and Mediahub, which we acquired from IPG. DAS includes Omnicom Precision Marketing and MRM, which we acquired from IPG and Omnicom Health, which includes IPG Health. CCN includes FleishmanHillard and Ketchum, as well as Golin and Weber Shandwick, which we acquired from IPG.

On a global, pan-regional, and local basis, our agencies provide a comprehensive range of services in the following fundamental disciplines: Media & Advertising, Precision Marketing, Public Relations, Healthcare, Branding & Retail Commerce, Experiential, and Execution & Support. Media & Advertising includes strategic media planning, buying and optimization, data and analytics, creative services, and content production. Precision Marketing includes technology and digital transformation consulting, decision sciences, digital experience design, customer relationship management, and e-commerce and enterprise platforms. Public Relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. Branding & Retail Commerce includes brand and product consulting, strategy and research, and retail marketing. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising, point-of-sale and product placement, as well as other specialized marketing and custom communications services. Our Omni platform integrates data and technology in support of the services provided by all of our disciplines. Our geographic markets include the Americas, which includes North America and Latin America, Europe, the Middle East and Africa (EMEA), and Asia-Pacific.
Our business model was built and continues to evolve around our clients. While our networks, connected capabilities and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. Our fundamental business principle is that our clients’ specific requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies and disciplines within Omnicom collaborate in formal client networks, such as our CSLs and GGT, as well as informal virtual client networks, resulting in a client matrix organization structure. This collaboration allows us execute our clients’ marketing requirements in a consistent and comprehensive manner. We use our client-centric approach to grow our business by expanding our service offerings to existing clients, moving into new markets and obtaining new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that could fill gaps in our service delivery to our existing clients.
We believe generative AI and agentic AI have, and will continue to have, a significant impact on how we provide services to our clients and how we enhance the productivity of our people. As the marketing industry adjusts to the evolving AI landscape, we seek to leverage these technologies to better serve our clients and maintain our competitive advantage. In January 2026, we unveiled our next generation of Omni, our proprietary marketing intelligence platform. Omni integrates our connected capabilities, high-quality and comprehensive identity and data infrastructure, and cutting-edge AI into a single operating system that we believe will give clients a unified foundation to connect strategy, execution, and performance across their entire marketing ecosystem.
As we continue to make investments in new technologies, we remain committed to responsible AI practices and collaboration to harness AI's potential, while evaluating related risks, such as ethical considerations, public perception and reputational concerns, intellectual property protection, regulatory compliance, privacy and data security concerns and our ability to effectively adopt this new emerging technology.
Global economic conditions and disruptions have a direct impact on our business and financial performance. Adverse global economic conditions and disruptions pose a risk that our clients may reduce, postpone or cancel spending on marketing and communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year, as well as additional project work that usually occurs in the fourth quarter. Certain global events targeted by major marketers for advertising expenditures, such as the FIFA World Cup and the Olympics, and certain national events, such as the U.S. election process, may affect our revenue year-over-year in certain businesses. Typically, these events do not have a significant impact on our revenue in any period.
Given our size and breadth, we monitor several financial indicators. The KPIs that we focus on are revenue growth and variability of operating expenses.
We analyze revenue growth by reviewing the components and mix of the growth, including growth by principal regional market, connected capabilities and marketing disciplines, the impact from foreign currency exchange rate changes, and growth from our largest clients. Operating expenses primarily consist of cost of services, selling, general and administrative expenses, or SG&A, and depreciation and amortization, and are analyzed for each network by the Chief Operating Decision Maker, who allocates resources accordingly.

Driven by our clients’ continuous demand for more effective and efficient marketing activities, we strive to provide an extensive range of marketing and communications services through various client-centric networks that are organized to meet specific client objectives.
Our service offerings include:

advertising	media planning and buying
branding	merchandising and point of sale
content marketing	mobile marketing
crisis communications	multi-cultural marketing
customer data analytics and data-driven decision making	organizational communications
customer relationship management	package design
decision sciences	performance marketing
digital experience design	product placement
digital transformation	promotional marketing
e-commerce optimization	public affairs
entertainment marketing	public relations
experiential marketing	retail media and e-commerce
field marketing	shopper marketing
healthcare marketing and communications	structured innovation
in-store design	studio production
investor relations	social media and influencer marketing
marketing research	sports and event marketing
Certain business trends have impacted our business and industry. These trends include clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms. As clients increase their demands for marketing effectiveness and efficiency, they tend to pursue a strategy that covers all consumer touch points in an economically effective manner. Our portfolio of businesses provides clients with an array of strategic options and we have structured our business around these trends. We believe that our client matrix organization structure approach to collaboration and integration of our services and solutions have provided a competitive advantage to our business in the past and we expect this to continue over the medium and long term. Our client matrix organization structure facilitates superior client management and allows for greater integration across our service platforms. Our overarching strategy is to continue to use our CSLs to grow our business relationships with our largest clients by serving them across our networks, agencies and geographies.
The various components of our business, including revenue by discipline and geographic area, and material factors that affected us in the three years ended December 31, 2025, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
Our Clients
Our clients operate in virtually every sector of the global economy, with no one industry representing more than 15% of our revenue in 2025. In many cases, multiple agencies within our networks serve different brands, product groups or both within the same client. For example, in 2025, our largest client represented 2.4% of revenue and was served by approximately 144 of our agencies. Our 100 largest clients, which represent many of the major marketers, represented approximately 54% of revenue and were each served, on average, by approximately 55 of our agencies. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
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

Human capital management strategies are developed collectively by senior management, including the management teams of our networks and agencies, and are overseen by our Board of Directors. We are committed to efforts that ensure that the workplace is equitable, ethical, fosters an inclusive work environment across our global workforce and respects human rights. Our social and human capital management priorities include, among other things, adopting codes of conduct and business ethics, providing competitive wages and benefits, comprehensive training programs and succession planning.
At December 31, 2025, we employed approximately 120,000 people worldwide, including 55,300 people in the Americas, 38,000 people in EMEA, and 26,700 people in Asia-Pacific. The United States is our largest employee base, where we employed approximately 37,700 people. None of our regular employees in the United States are represented by a labor union. In certain countries outside the United States, primarily in Europe, some employees are represented by work councils. See our MD&A for the effect of salary and related costs on our results of operations.
Our environmental sustainability initiatives include efforts to reduce greenhouse gas emissions through improvements in office space efficiency, energy usage, employee travel, and engagement with vendors. We are a signatory to the United Nations Global Compact and support the United Nations Sustainable Development Goals, both of which provide frameworks for advancing responsible business practices. Our emissions reduction strategy was reviewed and approved by the Science Based Targets initiative (SBTi) against a 1.5 degree Celsius scenario, and we continue to monitor developments in methodology and implementation.
Various regulatory bodies have adopted or proposed climate-related reporting requirements. In the United States, certain states such as California have enacted climate-related reporting obligations for some companies. In the European Union, the Corporate Sustainability Reporting Directive (CSRD) establishes sustainability disclosure requirements based on the European Sustainability Reporting Standards (ESRS) for in-scope companies. Sustainability reporting standards and requirements in other jurisdictions where we operate continue to evolve. We are monitoring these developments, assessing their potential impacts, and evaluating related reporting timelines to ensure we comply with applicable laws and regulations.
Information About Our Executive Officers
At January 30, 2026, our executive officers were:

Name	Position	Age
John D. Wren	Chairman of the Board and Chief Executive Officer	73
Daryl Simm	Co-President and Co-Chief Operating Officer	64
Philippe Krakowsky	Co-President and Co-Chief Operating Officer	63
Philip J. Angelastro	Executive Vice President and Chief Financial Officer	61
Louis F. Januzzi	Senior Vice President, General Counsel and Secretary	52
Mr. Simm was named President and Chief Operating Officer in November 2021 and became Co-President and Co-Chief Operating Officer in November 2025 and previously served as Chief Executive Officer of Omnicom Media Group for more than 20 years. Mr. Krakowsky became Co-President and Co-Chief Operating Officer in November 2025 after the completion of the Merger with IPG; he previously served as CEO of IPG for approximately five years. Mr. Januzzi was named Senior Vice President, General Counsel and Secretary in December 2022, and previously served as Senior Vice President & Deputy General Counsel - Corporate from May 2021 to December 2022 and as Associate General Counsel - Corporate Development & Finance from March 2016 to May 2021. All other executive officers have held their present positions for at least five years. Additional information about our directors and executive officers will appear in our definitive proxy statement on Schedule 14A for our annual meeting of shareholders to be held on May 5, 2026 (the “2026 Proxy Statement”), which is expected to be filed with the SEC in March 2026.
Available Information
We file annual, quarterly and current reports and any amendments to those reports, proxy statements and other information with the SEC. Documents we file with the SEC are available free of charge on our website at http://investor.omc.com as soon as reasonably practicable after such material is filed with the SEC. Any document we file with the SEC is available on the SEC’s website at www.sec.gov. The information included on or available through our website is not part of this or any other report we file with the SEC.
Item 1A. Risk Factors
Economic Risks
Adverse economic conditions, a reduction in client spending, a deterioration in the credit markets or a delay in client payments could have a material effect on our business, results of operations and financial condition.
Macroeconomic conditions have a direct impact on our business, results of operations and financial condition. Adverse economic conditions, including geopolitical events, international hostilities, acts of terrorism, public health crises, inflation or stagflation, tariffs and other trade barriers, central bank interest rate policies in countries that comprise our major markets, and labor and supply chain issues affecting the distribution of our clients’ products, or a disruption in the credit markets, pose a risk that clients may reduce, postpone or cancel spending for marketing and communications services. Such actions would reduce the demand for our services and could result in a reduction of our revenue, which would adversely affect our business, results of operations and financial condition. A contraction or disruption in the credit markets may make it more difficult for us to meet our working capital requirements or refinance maturing debt, or negatively impact our clients’ liquidity that could cause them to delay payment or take other actions that would negatively affect our working capital. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements, which may not be available on favorable terms, or at all. Even if we take action to respond to adverse economic conditions, reductions in revenue and disruptions in the credit markets by aligning our cost structure and more efficiently managing our working capital, such actions may not be effective.
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
Current or future geopolitical events, international hostilities or acts of terrorism could impact global economies through, among other things, disruption of business operations and demand for client services, disruption in the credit markets, heightened risk of cybersecurity attacks and disruptions to our information technology infrastructure, increased energy costs and labor and supply chain disruptions. This could result in suspension of our or our clients’ businesses in the affected region, which could impact client spending on our services. These actions could have a significant and adverse impact our business, results of operations and financial condition in the future. For example, as a result of the war in Ukraine, in the first quarter of 2022, we suspended our business operations in Ukraine and disposed of all our businesses in Russia. In addition, economic sanctions were imposed on Russia by the United States, United Kingdom, and the European Union. The war in Ukraine is ongoing, and its duration is uncertain. We cannot predict the impact of the war in Ukraine or other international hostilities on our businesses and operations.
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
As a service business, our ability to attract and retain key personnel is an important aspect of our competitiveness. If we are unable to attract and retain key personnel, our ability to provide our services in the manner clients have come to expect may be adversely affected, which could harm our reputation and result in a loss of clients. Additionally, we may be unable to hire or retain talent who are trained in artificial intelligence, machine learning and advanced algorithms, to keep up with the rapid and ongoing technological advancements in our industry. Any of the foregoing could have a material adverse effect on our business, results of operations, and financial condition.
The loss of several of our largest clients could have a material adverse effect on our business, results of operations and financial condition.
In 2025, our largest client represented approximately 2.4% and our 100 largest clients represented approximately 54% of our revenue. Clients generally are able to reduce or cancel current or future spending on marketing and communications services at any time on short notice for any reason. A significant reduction in spending on our services by our largest clients, or the loss of several of our largest clients, if not replaced by new clients or an increase in business from existing clients, would adversely affect our revenue and could have a material adverse effect on our business, results of operations and financial condition.
We rely extensively on information technology systems and data, and cybersecurity incidents could adversely affect us.
We rely on our own and third-party service providers’ information technology systems and infrastructure that are critical to our business, to connect with our clients, people and others, and to collect, store, transfer, process and use business, personal and financial data. We face cybersecurity risks that threaten the confidentiality, integrity and availability of our information technology systems or data stored on such systems.
Cybersecurity threats and attacks, including computer viruses, social engineering/phishing, malfeasance by insiders, human or technological error, advanced persistent threats, malware, hacking, ransomware or other destructive or disruptive activities or software, are constantly evolving and pose a risk to our information technology systems and data. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated using techniques and tools, including AI, that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our information technology systems and data. There can be no assurance that our cybersecurity risk management program and processes will be fully implemented, complied with or effective in detecting and preventing such threats or protecting our information technology systems or data. Security breaches, improper use of our systems and unauthorized access to our data and information by employees and others may pose a risk that data may be exposed to unauthorized persons. Such occurrences could adversely affect our business, results of operations, financial condition and reputation and could result in litigation or regulatory action, as discussed below. Also, we have acquired or may acquire companies that have cybersecurity vulnerabilities or different cybersecurity risk management processes, which may increase our risks from cybersecurity threats and attacks.
In addition, we make extensive use of third-party service providers, including cloud providers, that store, transmit and process data. These third-party service providers are also subject to cybersecurity risks that could adversely affect our business, results of operations, financial condition and reputation and could result in litigation or regulatory action, as discussed below.
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
We are subject to risks related to our use of generative AI and agentic AI, new and emerging technologies, which are in the early stages of commercial use and subject to evolving legislative and regulatory requirements.
We continually evaluate the use of AI in our business processes, and in 2023, we entered into strategic partnerships with leading AI technology companies, enabling enhanced product and service capabilities using AI. We recently announced the new Omni platform that further enhances our product offerings using innovative AI tools and data analytic technologies. With the emergence of AI, the use of AI has come under increased scrutiny. These technologies present a number of risks inherent to their use, including ethical considerations, public perception and reputation concerns, intellectual property protection, intellectual property infringement or misappropriation, regulatory compliance, privacy and data security concerns, and risks related to AI algorithms and training methodologies that may be flawed, datasets or outputs that may be over-broad, insufficient or contain biased, misleading or inaccurate information, harmful content, or defamation, as well as concerns about accuracy, health and safety, all of which could have a material adverse effect on our business, results of operations and financial condition. Evolving rules, regulations and industry standards governing AI may require us to spend significantly to modify, maintain, or align our business practices, solutions and services, the nature of which cannot be determined at this time and may be inconsistent from region to region. There is increasing divergence globally among AI regulations, which will require us to navigate different obligations in different geographies. Further, new laws, guidance and decisions in this area may limit our ability to use AI and related technologies or decrease their usefulness to our businesses. As a result, we cannot predict future developments in AI and related impacts to our business and our industry. If we fail to increase our capabilities in AI, or if we are unable to successfully adapt to new developments related to the risks and challenges associated with AI, demand for our services could be reduced, and our business, results of operations and financial condition could be negatively impacted.
Failure to adapt to technological developments, including emerging technologies such as generative AI and agentic AI, could adversely affect our competitive position, reputation, client relationships, results of operations and financial condition.
Our industry is highly competitive and subject to rapid technological change. Our ability to remain competitive depends in part on our ability to anticipate, develop, acquire and integrate new technologies, platforms and capabilities, including data-driven solutions, automation, generative AI and agentic AI. These technologies may require significant and ongoing investment, involve long development cycles and uncertain returns, and may not be accepted by clients or generate expected benefits.
If we fail to keep pace with technological developments, or if competitors or new market entrants adopt new technologies more quickly or effectively, or if our clients develop their own AI-related capabilities, our services could become less attractive to clients, our competitive position could be harmed, and our revenues and profitability could decline. In addition, the use of emerging technologies presents risks related to intellectual property, ethics, data privacy, cybersecurity and regulatory compliance. Any failure to address these risks effectively could adversely affect our reputation, client relationships, business results of operations and financial condition.
Our liquidity, long-term financing needs, credit rating and access to capital markets is dependent on our agencies, operating cash flow.
Our agencies’ operating cash flows have a significant impact on our liquidity and access to short-term and long-term financing in the capital markets. We maintain a committed, unsecured multi-currency revolving credit facility, which also provides us with the ability to issue commercial paper, and to manage and support our operating liquidity in the short term. In addition, we issue senior long-term notes in the capital markets. If our agencies’ operating cash flow significantly declines or any of these sources were unavailable to us or insufficient, our liquidity and ability to refinance our long-term debt could be impeded. We could be required to restructure our debt, sell assets or take other actions, and our business, results of operations and financial condition would be adversely affected. In addition, our credit rating, which is also dependent on our agencies operating cash flows among other factors, has a direct effect on our ability to obtain bank financing and access the capital markets. A downgrade to our credit rating, for any reason, could increase our borrowing costs, reduce our capacity to borrow, or impede our ability to access the capital markets, and our results of operations and financial condition would be adversely affected. See Part II for further discussion of our liquidity and capital resources.
Risks Related to International Operations
Currency exchange rate fluctuations have impacted, and in the future could impact, our business, results of operations and financial condition.
In 2025, our international operations represented approximately 47% of our revenue. We operate in all major international markets including the Euro Zone, the United Kingdom, or the U.K., Australia, Brazil, Canada, China and Japan. Our agencies transact business in more than 50 different currencies. Substantially all of our foreign operations transact business in their local currency and, accordingly, their financial statements are translated into U.S. Dollars. As a result, both adverse and beneficial fluctuations in foreign exchange rates impact our business, results of operations and financial condition. In addition, funds transferred to the United States can be adversely or beneficially impacted by changes in foreign currency exchange rates.
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
Risks Related to the Merger with IPG
Uncertainties associated with the Merger may cause a loss of our management personnel and other key employees, which could adversely affect our business, results of operations and financial condition.
We depend on the experience and industry knowledge of our officers and other key employees to execute our business plans. The success of the combined company depends, in part, on our ability to retain key management personnel and other key employees. Our current and prospective employees may experience uncertainty about their roles following the Merger, which may have an adverse effect on our ability to retain or attract key management and other key personnel. If we are unable to retain personnel who are critical to the future operations of the company, including our key management, we could face disruptions in our respective operations, loss of existing clients, loss of key information, expertise or know‑how and unanticipated additional recruitment and training costs. In addition, the loss of our key personnel could diminish the anticipated benefits of the Merger. No assurance can be given that the combined company, following the Merger, will be able to retain or attract our key management personnel and other key employees to the same extent that we have previously been able to retain or attract personnel.
We have incurred and are expected to continue to incur significant costs in connection with the Merger and integration of IPG, which may be in excess of those anticipated by us.
We have incurred and will continue to incur transaction costs related to formulating and implementing integration plans, including facilities, systems and service contract consolidation costs and employment‑related costs. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Merger and the integration of IPG. Although we expect that the elimination of duplicative costs, as well as the realization of other synergies related to the integration of the businesses, should allow the combined company to offset integration‑related costs over time, this net benefit may not be achieved in the near term, or at all. For additional information, see “Risk Factors - The failure to integrate our and IPG’s businesses and operations successfully in the expected time frame may adversely affect our business, results of operations and financial condition.” The costs described above, as well as other unanticipated costs and expenses, could adversely affect our results of operations, financial condition and cash flows.
The failure to integrate our and IPG’s businesses and operations successfully in the expected time frame may adversely affect our business, results of operations and financial condition.
Following the completion of the Merger, our and IPG’s businesses may not be integrated successfully. It is possible that the continued integration process could result in the loss of our key employees, the loss of clients, service providers, vendors or other business counterparties, the disruption of our businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities and unforeseen expenses, or delays associated with the Merger. Specifically, the following challenges, among others, must be addressed in integrating our and IPG’s operations in order to realize the anticipated benefits of the Merger:
•combining operations and corporate functions and the resulting difficulties associated with managing a larger, more complex, diversified business;
•combining our businesses in a manner that permits us to achieve the cost savings and operating synergies anticipated from the Merger;
•integrating personnel and minimizing the loss of key employees;
•identifying and eliminating redundant functions and assets;
•harmonizing operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•maintaining existing agreements with clients, service providers, vendors and other business counterparties and avoiding delays in entering into new agreements with prospective clients, service providers, vendors and other business counterparties;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies; and
•consolidating our operating, administrative and information technology infrastructure and financial systems.
In addition, at times, the attention of certain members of our management and our resources may be focused on integration of the businesses of the two companies, reducing availability for day‑to‑day business operations or other opportunities that may be beneficial, which may disrupt our ongoing operations.
The Merger may result in a loss of our clients, service providers, vendors, joint venture participants and other business counterparties and may result in the termination of existing contracts.
Some of our clients, service providers, vendors, joint venture participants and other business counterparties may terminate or scale back their current or prospective business relationships with us after the Merger. If relationships with clients, service providers, vendors, joint venture participants and other business counterparties are adversely affected by the Merger, or we lose the benefits of existing contracts due to conflicts that may arise in connection with the Merger or other factors discussed above, our business, results of operations, financial condition and cash flows could be adversely affected.
We may fail to realize all of the anticipated benefits of the Merger.
The success of the Merger will depend, in part, on our ability to realize the cost savings, operating synergies and other benefits from combining our and IPG’s businesses. The anticipated cost savings, operating synergies and other benefits of the Merger may not be realized fully or at all, may take longer to realize than expected, or may result in other adverse effects that we do not currently foresee, in which case, among other things, the Merger may not be accretive to adjusted earnings per share and may not generate significant cash to return to stockholders via share repurchases or other means. Some of the assumptions that we have made, such as the achievement of the anticipated benefits related to combining complementary assets to create a portfolio of services and products that expand client opportunities, and advances in our ability to innovate and develop new products and services, may not be realized. The integration process may result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. In addition, there could be potential unknown liabilities and unforeseen expenses associated with the Merger that could adversely impact us.
Our future results following the Merger will suffer if we do not effectively manage expanded operations.
Following the Merger, the size and complexity of our Company has increased significantly. Our future success will depend, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management of a larger number of operations and geographies and associated increased costs and complexity. We may also face increased scrutiny from, and/or additional regulatory requirements of, governmental authorities as a result of the significant increase in the size and complexity of the business. There can be no assurances that the combined company will be successful or that we will realize the expected operating synergies, cost savings or other benefits currently anticipated from the Merger.
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
In accordance with U.S. GAAP, we have recorded a significant amount of goodwill related to our acquisitions including goodwill recorded in connection with the Merger, see Notes 5 and 6 to the consolidated financial statements; a substantial portion of which represents the intangible specialized know-how of the acquired workforce. As discussed in Note 2 to the consolidated financial statements, we review the carrying value of goodwill for impairment annually on May 1 and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in the financial statements included in this report, that our goodwill is not impaired, future events could cause us to conclude that the goodwill associated with a given operation may become impaired. Any resulting non-cash impairment charge could have a material adverse effect on our business, results of operations and financial condition.

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
Compliance with ever evolving federal, state, and foreign laws, regulations and other requirements relating to the handling of information about individuals involves significant expenditure and resources, and any failure by us or our vendors to comply could materially adversely affect our business, results of operations and financial condition.
The use of personal information is critical to our advertising and marketing services. We, and third-party vendors acting on our behalf, process personal information relating to individuals, including consumers, clients, employees, and service providers. As a result, we are subject to a complex and evolving framework of federal, state, and foreign privacy, data protection, marketing, advertising, and internet tracking laws, regulations, industry standards, and contractual obligations. These requirements generally mandate disclosures regarding data practices and provide individuals with expanded rights to access, delete, correct, or restrict the use of their personal information, including for targeted advertising.
Regulators and legislators in the European Union, the United Kingdom, and the United States have increasingly focused on the use of online tracking technologies and the sharing of personal information with third parties for targeted or behavioral advertising. This has resulted in new or updated requirements under the General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA), and other U.S. state privacy laws. If these laws or regulations are adopted, interpreted, or enforced in a manner that restricts our current practices, or if private market participants impose limitations on tracking technologies in response to privacy concerns, our digital services could become less effective, more costly to deliver, or subject to additional legal and operational constraints.
Any actual or perceived failure by us or the third parties on which we rely to comply with applicable privacy and data protection requirements could result in regulatory investigations or enforcement actions, litigation (including class actions), fines and penalties, reputational harm, and increased compliance costs. Such outcomes could reduce demand for our services and materially adversely affect our business, results of operations, and financial condition. In addition, we may not be able to obtain insurance coverage for such risks on acceptable terms, or at all.
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
Changes in tax rates, tax laws, regulations or interpretations, or adverse outcomes of tax audits or proceedings could materially adversely affect our effective tax rate, results of operations, financial condition and cash flows.
We operate in numerous jurisdictions and are subject to a complex and evolving global tax environment. The determination of our tax liabilities requires significant judgment, including with respect to the application of tax laws, transfer pricing arrangements, valuation of deferred tax assets and liabilities, and the interpretation of new or existing tax regulations. Tax authorities may challenge our positions, and adverse outcomes from audits, investigations or litigation could result in additional tax liabilities, penalties or interest that differ materially from amounts previously recorded.
Our effective tax rate and cash flows could also be adversely affected by changes in tax laws or policies, including changes to statutory tax rates, digital services taxes, the interpretation or enforcement of existing laws, or the adoption or modification of global minimum tax regimes, such as the Global Anti-Base Erosion issued by the Organization for Economic Co-operation and Development. These developments could increase tax complexity and uncertainty and may require us to restructure operations or intercompany arrangements, potentially resulting in increased tax expense or reduced cash flows.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We use the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF, and the ISO 27001 framework as published by the International Organization for Standardization as guides to help us identify, assess, and manage cybersecurity risks relevant to our business. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use such standards as a guide.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program; and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key aspects of our cybersecurity risk management program include, but are not limited to, the following:
•risk assessments designed to help identify risks from cybersecurity threats to our critical systems, and information;
•an internal security staff principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers and suppliers based on our assessment of their criticality to our operations and respective risk profile.
While we have experienced cybersecurity incidents that resulted in the disruption of our information technology systems and required us to engage third parties to remediate the issues, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our business, results of operations and financial condition. See Item 1A, “Risk Factors - We rely extensively on information technology systems and data, and cybersecurity incidents could adversely affect us.”
Cybersecurity Governance
Our Board of Directors, or Board, considers cybersecurity risk as part of its risk oversight function and has delegated to its Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s ongoing activities related to our cybersecurity risk management program.
Our Audit Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, where it deems appropriate, regarding cybersecurity incidents it considers to be significant.
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
Our management team, including our CIO, CISO and CIRO, is responsible for assessing and managing our material risks from cybersecurity threats. Our CIO has over 25 years of experience in global IT operations, including developing information security strategy, managing enterprise risk and overseeing digital transformation initiatives. Our CISO has over 20 years of experience leading global information security, cyber risk, and compliance programs. His expertise spans Security Operations Center (SOC)

leadership, security architecture, incident response, information and third‑party risk, compliance management, and data protection, supported by leading certifications including CISSP, CISM, CISA, and CRISC. Our CIRO has extensive experience in enterprise risk management, governance, and compliance. He has over 30 years of experience leading the development of risk management frameworks, management of cyber security and cyber regulatory compliance. He holds the following professional certifications: CISA, CISM, CPA and Chartered Accountant (SA). The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity advisors. Our Information Technology management team collectively holds over 50 years of strategic IT and global transformational experience, including having held IT advisory roles with top-tier organizations. Each member of the team has experience operating in complex, international business environments. The IT management team has demonstrated achievement in Information Security strategy development, risk management and implementation of security and risk management programs that drive awareness, decrease exposure and strengthen organizational IT controls.
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
Item 2. Properties
We conduct business and maintain offices throughout the world. The facility requirements of our businesses are similar across geographic regions and disciplines. Substantially all our office space is leased under operating leases with varying expiration dates. Lease obligations of our foreign operations are generally denominated in their local currency. We believe that our facilities are adequate for our current operations and are well maintained. Our principal corporate offices are located at 280 Park Avenue, New York, New York; 1055 Washington Boulevard, Stamford, Connecticut; and 525 Okeechobee Boulevard, West Palm Beach, Florida. We also maintain executive offices in London, England; Shanghai, China; and Singapore. Notes 2 and 17 to the consolidated financial statements provide a description of our lease expense, which comprises a significant component of our occupancy and other costs, and our lease commitments.
Item 3. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not expect that such proceedings will have a material adverse effect on our results of operations or financial condition.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed and trades on the New York Stock Exchange (NYSE) under the symbol “OMC”. As of January 30, 2026, there were 5,302 shareholders of record.
Cash Dividends
During 2025, we paid quarterly cash dividends of $0.70 per share to shareholders of record in the first three quarters of the year. During the fourth quarter of 2025, the Board of Directors (the “Board”) approved a quarterly cash dividend of $0.80 per share to shareholders of record, reflecting a $0.10 per share increase, for a total of $2.90 per share for the year. Although we intend to continue to pay quarterly cash dividends, the declaration and payment of future dividends is subject to the discretion of the Board and will depend on financial and legal requirements and capital allocation considerations.
Purchases of Equity Securities by the Issuer
Common stock repurchase activity during the three months ended December 31, 2025 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2025	1,217,401	$78.03	—	—
November 1 - November 30, 2025	162,315	73.97	—	—
December 1 - December 31, 2025	3,717,888	77.61	—	—
	5,097,604	$77.59	—	—
During the three months ended December 31, 2025, we withheld 5,034,453 shares of common stock for general corporate purposes in the open market, including under a plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we withheld 63,151 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards and stock option exercises. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the three months ended December 31, 2025.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in tables in millions, except per share amounts.)
EXECUTIVE SUMMARY
Merger with IPG
On the Closing Date, Omnicom completed its Merger with IPG. As previously reported, on December 8, 2024, Omnicom entered into the Merger Agreement with IPG and EXT Subsidiary Inc., a Delaware corporation and a direct wholly owned subsidiary of Omnicom (the “Merger Sub”). On the Closing Date, pursuant to the terms and conditions of the Merger Agreement, Merger Sub merged with and into IPG, with IPG continuing as the surviving corporation and a direct wholly owned subsidiary of Omnicom. Upon the Merger, each outstanding share of IPG common stock (other than certain excluded shares) converted into the right to receive 0.344 shares of Omnicom common stock and cash in lieu of fractional shares. Following the closing of the Merger, legacy Omnicom shareholders owned approximately 60.6% of the combined company and legacy IPG shareholders owned approximately 39.4%, on a fully diluted basis (see Note 5 to the consolidated financial statements).
Omnicom’s common stock continues to trade on the New York Stock Exchange , or NYSE, under the symbol “OMC,” and IPG’s common stock has ceased trading. The Merger qualified as a tax-free reorganization for U.S. federal income tax purposes, and the combined company operates under the Omnicom name with headquarters in New York, New York. Omnicom is the acquirer of IPG under U.S. GAAP, and as a result, the consolidated financial statements of Omnicom for periods prior to the Closing Date do not include the results of operations, financial position, or cash flows of IPG. The results of operations of IPG are included in Omnicom’s consolidated financial statements only from the Closing Date forward. Accordingly, Omnicom’s results of operations, financial condition and cash flows after the Closing Date are not comparable to prior periods due to the inclusion of IPG’s results from the Closing Date (see Note 5 to the consolidated financial statements).
IPG Senior Notes Exchange Offers
In connection with the Merger, Omnicom commenced offers to exchange all outstanding notes of certain series issued by IPG for up to $2.95 billion in aggregate principal amount of new notes issued by Omnicom. As a result of these exchange offers, which were completed on December 2, 2025, approximately 94% of IPG's outstanding senior notes were exchanged for $2.76 billion in aggregate principal amount of new notes issued by Omnicom. The remaining approximately 6% of IPG's senior notes that were not tendered for exchange by holders remain outstanding obligations of IPG, a wholly owned subsidiary of Omnicom (see Note 7 to the consolidated financial statements).
Risks and Uncertainties
Global economic disruptions, including geopolitical events, international hostilities, acts of terrorism, public health crises, inflation or stagflation, tariffs and other trade barriers, central bank interest rate policies in our major markets, and labor or supply chain challenges, could contribute to economic uncertainty and volatility. The impact of these conditions on our business may vary by geographic market and service discipline. We monitor macroeconomic conditions, client revenue levels, and other relevant factors and may take actions to align our cost structure with changes in client demand and to manage working capital. However, there can be no assurance that such actions will be sufficient to mitigate the effects of adverse economic conditions, reductions in client spending, changes in client creditworthiness, or other developments.
Our Business
Omnicom is a strategic holding company that operates through global networks, connected capabilities and specialized agencies, which connect its comprehensive portfolio of companies to deliver marketing, sales, communications, and commerce services to many of the largest global companies. Our products and service offerings support client objectives across our primary focus areas: media, content, commerce, generative AI, and branding communications.
Omnicom’s agencies integrate data, creativity, and technology to deliver coordinated marketing, communications, and commerce solutions. All of our agencies are supported by our integrated technology platform: Omni- including Acxiom and Interact, which were acquired from IPG and Flywheel Commerce Cloud, as well as privacy-focused identity and data management capabilities. These capabilities include the integration of emerging AI-based tools, such as generative AI, into planning, creative advertising, media, and analytics workflows.
Omnicom client teams collaborate and accelerate client-service innovation through two integral enterprise-wide solutions: the Global Growth Team (GGT) and our Client Success Leaders (CSLs). GGT ensures an integrated, enterprise-level view of client needs and innovative solutions across new business development. CSLs manage our agency’s capabilities, providing holistic, tailored solutions across our service lines for individual client strategies and key performance indicators (KPIs) to enable client success.

Our global networks include: Omnicom Advertising (OA), Omnicom Media (OM), the DAS Group of Companies (DAS), and the Communications Consultancy Network (CCN). OA includes our creative brands, BBDO, TBWA, and McCann, which we acquired from IPG, and the brands included within the Advertising Collective. OM includes OMD, PHD, Hearts & Sciences, as well as UM, Acxiom, Initiative and Mediahub, which we acquired from IPG. DAS includes Omnicom Precision Marketing and MRM, which we acquired from IPG and Omnicom Health, which includes IPG Health. CCN includes FleishmanHillard and Ketchum, as well as Golin and Weber Shandwick, which we acquired from IPG.
On a global, pan-regional, and local basis, our agencies provide a comprehensive range of services in the following fundamental disciplines: Media & Advertising, Precision Marketing, Public Relations, Healthcare, Branding & Retail Commerce, Experiential, and Execution & Support. Media & Advertising includes strategic media planning, buying and optimization, data and analytics, creative services, and content production. Precision Marketing includes technology and digital transformation consulting, decision sciences, digital experience design, customer relationship management, and e-commerce and enterprise platforms. Public Relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. Branding & Retail Commerce includes brand and product consulting, strategy and research, and retail marketing. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising, point-of-sale and product placement, as well as other specialized marketing and custom communications services. Our Omni platform integrates data and technology in support of the services provided by all of our disciplines. Our geographic markets include the Americas, which includes North America and Latin America, Europe, the Middle East and Africa (EMEA), and Asia-Pacific.
Our business model was built and continues to evolve around our clients. While our networks, connected capabilities and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. Our fundamental business principle is that our clients’ specific requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies and disciplines within Omnicom collaborate in formal client networks, such as our CSLs and GGT, as well as informal virtual client networks, resulting in a client matrix organization structure. This collaboration allows us execute our clients’ marketing requirements in a consistent and comprehensive manner. We use our client-centric approach to grow our business by expanding our service offerings to existing clients, moving into new markets and obtaining new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that could fill gaps in our service delivery to our existing clients.
We believe generative AI and agentic AI have, and will continue to have, a significant impact on how we provide services to our clients and how we enhance the productivity of our people. As the marketing industry adjusts to the evolving AI landscape, we seek to leverage these technologies to better serve our clients and maintain our competitive advantage. In January 2026, we unveiled our next generation of Omni, our proprietary marketing intelligence platform. Omni integrates our connected capabilities, high-quality and comprehensive identity and data infrastructure, and cutting-edge AI into a single operating system that we believe will give clients a unified foundation to connect strategy, execution, and performance across their entire marketing ecosystem.
As we continue to make investments in new technologies, we remain committed to responsible AI practices and collaboration to harness AI's potential, while evaluating related risks, such as ethical considerations, public perception and reputational concerns, intellectual property protection, regulatory compliance, privacy and data security concerns and our ability to effectively adopt this new emerging technology.
Our clients operate in virtually every sector of the global economy, with no one industry representing more than 15% of our revenue in 2025. In many cases, multiple agencies within our networks serve different brands, product groups or both within the same client. For example, in 2025, our largest client represented 2.4% of revenue and was served by approximately 144 of our agencies. Our 100 largest clients, which represent many of the major marketers, represented approximately 54% of revenue and were each served, on average, by approximately 55 of our agencies. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
Global economic conditions and disruptions have a direct impact on our business and financial performance. Adverse global economic conditions and disruptions pose a risk that our clients may reduce, postpone or cancel spending on marketing and communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year, as well as additional project work that usually occurs in the fourth quarter. Certain global events targeted by major marketers for advertising expenditures, such as the FIFA World Cup and the Olympics, and certain national events, such as the U.S. election process, may affect our revenue year-over-year in certain businesses. Typically, these events do not have a significant impact on our revenue in any period.
Given our size and breadth, we monitor several financial indicators. The KPIs that we focus on are revenue growth and variability of operating expenses.

We analyze revenue growth by reviewing the components and mix of the growth, including growth by principal regional market, connected capabilities and marketing disciplines, the impact from foreign currency exchange rate changes, and growth from our largest clients. Operating expenses primarily consist of cost of services, selling, general and administrative expenses, or SG&A, and depreciation and amortization, and are analyzed for each network by the Chief Operating Decision Maker, who allocates resources accordingly.
Financial Performance
Worldwide revenue in 2025 increased by $1.6 billion, or 10.1%, to $17.3 billion compared to $15.7 billion in 2024. Our performance benefited from one month of IPG operations recorded in the fourth quarter of 2025. The year-over-year increase in worldwide revenue reflected worldwide constant currency growth (defined below) of $1,458.2 million, or 9.3%, which was driven primarily by increased client spending in our Media & Advertising, Precision Marketing, Experiential and Healthcare disciplines and in substantially all of our major geographic markets, and a favorable impact from foreign exchange rates of $124.6 million, or 0.8%.
In North America, constant currency growth of $951.2 million, or 11.0%, in 2025 compared to the prior year was driven by strong performance in the United States, particularly within the Media & Advertising discipline, led by our media business, as well as our Precision Marketing, Experiential, Healthcare and Execution & Support disciplines. Our performance in the region also benefited from one month of IPG operations recorded in the fourth quarter of 2025. This growth was partially offset by underperformance in our Branding & Retail Commerce discipline. The impact of foreign currency exchange rates on revenue was nominal.
In Latin America, constant currency growth in 2025 of $127.2 million, or 29.3%, compared to the prior year, was driven by a strong performance within the Media & Advertising discipline, led by our media business, and across all countries in the region. Our performance in the region also benefited from one month of IPG operations recorded in the fourth quarter of 2025. However, the weakening of most local currencies against the U.S. Dollar negatively impacted revenue in 2025, compared to 2024 by $20.6 million, or 4.8%.
In Europe, constant currency growth in 2025 of $196.2 million, or 4.4%, compared to the prior year was driven by strong performance in our Media & Advertising discipline, led by our media business. Our performance in the region also benefited from one month of IPG operations recorded in the fourth quarter of 2025. Foreign currency exchange rate changes increased revenue year-over-year by $169.7 million, or 3.8%, primarily as a result of the strengthening of the Euro and British Pound.
In Asia-Pacific, constant currency growth in 2025 of $94.8 million, or 5.1%, compared to 2024 was led by our Media & Advertising discipline, partially offset by underperformance in our Experiential and Precision Marketing disciplines. Our performance in the region also benefited from one month of IPG operations recorded in the fourth quarter of 2025. Several markets in the region, especially India, Japan, New Zealand, Philippines and Malaysia, had positive constant currency growth as compared to the prior year. Foreign currency changes decreased revenue for the year by $16.3 million, or 0.9%, primarily as a result of the weakening of the Australian Dollar and New Zealand Dollar against the U.S. Dollar.
The year-over-year changes in worldwide revenue in 2025, compared to 2024, in our fundamental disciplines were: Media & Advertising increased $1,359.8 million, Precision Marketing increased $162.2 million, Public Relations decreased $27.2 million, Healthcare increased $42.8 million, Branding & Retail Commerce decreased $108.8 million, Experiential increased $143.2 million and Execution & Support increased $10.8 million.
The increases in worldwide revenue across our principal regional markets were: North America $942.0 million, Europe $365.9 million, Asia-Pacific $78.4 million and Latin America $106.5 million.
A summary of our consolidated results of operations year-over-year:

	2025	2024	$ Change	% Change
Revenue	$17,271.9	$15,689.1	$1,582.8	10.1%
Operating Income[2,3]	$444.7	$2,274.6	$(1,829.9)	(80.4)%
Operating Margin[2,3]	2.6%	14.5%		(11.9)%
Net Income (Loss) - Omnicom Group Inc.[2,3]	$(54.5)	$1,480.6	$(1,535.1)	(103.7)%
Net Income (Loss) per Share - Omnicom Group Inc.: Diluted[2,3]	$(0.27)	$7.46	$(7.73)	(103.6)%
EBITA[1,2,3]	$560.5	$2,362.1	$(1,801.6)	(76.3)%
EBITA Margin[1,2,3]	3.2%	15.1%		(11.9)%
1) Reconciliation of Non-GAAP Financial Measures on page 30.
2) In 2025, operating expenses included $1,247.0 million ($984.5 million after-tax) related to severance, real estate repositioning, contract cancellations and other costs, as well as efficiency initiatives taken in the second quarter of 2025, primarily within Omnicom Advertising and Omnicom Production, and $547.1 million ($447.5 million after-tax) of losses on dispositions of certain businesses in connection with the Merger (see Notes 13 and 14 to the consolidated financial statements). Included in selling, general and administrative expenses are acquisition related costs of $347.3 million ($318.5 million after-tax), related to the Merger (see Note 1 to the consolidated financial statements). The net impact of these items reduced operating income for 2025 by $2,141.4 million ($1,750.5 million after-tax) and reduced diluted net income per share - Omnicom Group Inc. by $8.50.
In 2024, operating expenses included $57.8 million ($42.9 million after-tax) of repositioning costs, primarily related to severance, recorded in the second quarter of 2024 (see Note 13 to the consolidated financial statements). Included in selling, general and administrative expenses in the fourth quarter of 2024 are acquisition-related costs of $14.6 million ($13.1 million after-tax), related to the Merger (see Note 1 to the consolidated financial statements). The net impact of these items reduced operating income for 2024 by $72.4 million ($56.0 million after-tax) and reduced diluted net income per share - Omnicom Group Inc. by $0.28.
3) Beginning in 2024, EBITA is defined as earnings before interest, income taxes and amortization of acquired intangible assets and internally developed strategic platform assets. As a result, we reclassified the prior year to be consistent with the revised definition, which reduced EBITA from previously reported amounts. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods. The after-tax impact on diluted net income per share- Omnicom Group Inc. for 2025 and 2024 was $0.42 and $0.32, respectively.
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
Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms and agency brands through the expansion of their geographic reach or their service capabilities to better serve our clients. Additional key factors we consider include the competitive position and specialized know-how of the acquisition targets. Accordingly, as is typical in most service businesses, a substantial portion of the assets we acquire are intangible assets, primarily consisting of the know-how of the personnel, which is treated as part of goodwill and is not required to be valued separately under U.S. GAAP. For each acquisition, we undertake a detailed review to identify other intangible assets that are required to be valued separately. A significant portion of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names. The fair value measurements of the customer relationships and trade names intangible assets are primarily determined using the multi-period excess earnings method and the relief-from-royalty method under the income approach, respectively. In connection with the IPG acquisition, we reviewed the assumptions related to royalty rates, customer attrition rates, and discount rates applied in valuing the intangible assets.
We evaluate goodwill for impairment annually at May 1 each year and whenever events or circumstances indicate the carrying value may not be recoverable. Under FASB ASC Topic 350, Intangibles - Goodwill and Other, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value (Step 0) or proceeding directly to the quantitative goodwill impairment test. While there were no trigger events that required us to perform a quantitative test, we performed the annual quantitative impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. Effective January 1, 2025, we formed Omnicom Advertising Group (OA), which aligned all of our creative advertising networks under one segment manager. We identified our regional reporting units as components of our operating segments, which are our four global agency networks. The regional reporting units and connected capabilities monitor performance and are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our key client matrix organization structure for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and in FASB ASC Topic 350. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, and the employees share similar skill sets. The main economic components of each agency are employee compensation and related costs, and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our virtual client network strategy.
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
Long-term growth rate represents our estimate of the long-term growth rate for our industry and the geographic markets we operate in. For the past ten years, the average historical revenue growth rate of our reporting units and the Average Nominal GDP, or NGDP, growth of the countries comprising the major markets that account for substantially all of our revenue, was approximately 3.5% and 5.0%, respectively. We considered this history when determining the long-term growth rates used in our annual impairment test at May 1, 2025. Included in the 10-year history is the full year 2020, which included the negative impact of the COVID-19 pandemic on the global economy and our revenue. We believe marketing expenditures over the long term have a high correlation to NGDP, notwithstanding the volatility of inflationary environments. Based on our past performance, we also believe that our growth rate can exceed NGDP growth in the short-term in the markets we operate in, which are similar across our reporting units. Accordingly, for our annual test as of May 1, 2025, we used an estimated long-term growth rate of 3.5%.
When performing the annual impairment test as of May 1, 2025 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions in 2025. In the first half of 2025, our constant currency growth was 3.2%, which excluded the impact from changes in foreign exchange rates.
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

We will continue to perform our impairment test each year at May 1, unless events or circumstances trigger the need for an interim impairment test. There were no events through December 31, 2025 that would change our impairment assessment. The estimates used in our goodwill impairment test do not constitute forecasts or projections of future results of operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units as of the valuation date. We believe that our estimates and assumptions are reasonable, but they are subject to change from period to period. Actual results of operations and other factors will likely differ from the estimates used in our discounted cash flow valuation, and it is possible that differences could be significant. A change in the estimates we use could result in a decline in the estimated fair value of one or more of our reporting units from the amounts derived as of our latest valuation and could cause us to fail our goodwill impairment test if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in a non-cash impairment charge and may have an adverse effect on our results of operations and financial condition. Additional information about acquisitions and goodwill appears in Notes 2, 5 and 6 to the consolidated financial statements.
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
Revenue Recognition Methods. A substantial portion of our revenue is recognized over time, as the services are performed, because the client receives and consumes the benefit of our performance throughout the contract period, or we create an asset with no alternative use and are contractually entitled to payment for our performance to date in the event the client terminates the contract for convenience. For these client contracts, other than when we have a stand-ready obligation to perform services, revenue is recognized over time using input measures that correspond to the level of staff effort expended to satisfy the performance obligation on a rate per hour or equivalent basis. For client contracts when we have a stand-ready obligation to perform services on an ongoing basis over the life of the contract, typically for periods up to one year, where the scope of these arrangements is broad and there are no significant gaps in performing the services, we recognize revenue using a time-based measure resulting in a straight-line revenue recognition. From time to time, there may be changes in the client service requirements during the term of a contract and the changes could be significant. These changes are typically negotiated as new contracts covering the additional requirements and the associated costs, as well as additional fees for the incremental work to be performed. For contracts greater than 1 year, primarily within our data management contracts, revenue is generally recognized over time as services are delivered.
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
NEW ACCOUNTING STANDARDS
See Notes 1 and 23 to the consolidated financial statements for information on the adoption of new accounting standards and accounting standards not yet adopted.

CONSOLIDATED RESULTS OF OPERATIONS
The year-over-year change in results of operations:

	Year Ended December 31,			2025 vs. 2024	2024 vs. 2023
	2025	2024	2023	$ Change	$ Change
Revenue	$17,271.9	$15,689.1	$14,692.2	$1,582.8	$996.9
Operating Expenses:
Salary and service costs	12,644.0	11,432.5	10,701.2	1,211.5	731.3
Occupancy and other costs	1,366.7	1,274.4	1,168.8	92.3	105.6
Severance and repositioning costs[2]	1,247.0	57.8	191.5	1,189.2	(133.7)
Loss (gain) on assets held for sale and dispositions[2]	547.1	—	(78.8)	547.1	78.8
Cost of services	15,804.8	12,764.7	11,982.7	3,040.1	782.0
Selling, general and administrative expenses[2]	745.7	408.1	393.7	337.6	14.4
Depreciation and amortization	276.7	241.7	211.1	35.0	30.6
Total operating expenses	16,827.2	13,414.5	12,587.5	3,412.7	827.0
Operating Income	444.7	2,274.6	2,104.7	(1,829.9)	169.9
Interest Expense	263.4	247.9	218.5	15.5	29.4
Interest Income	96.9	100.9	106.7	(4.0)	(5.8)
Income Before Income Taxes and Income From Equity Method Investments	278.2	2,127.6	1,992.9	(1,849.4)	134.7
Income Tax Expense	242.2	560.5	524.9	(318.3)	35.6
Income From Equity Method Investments	7.7	6.9	5.2	0.8	1.7
Net Income	43.7	1,574.0	1,473.2	(1,530.3)	100.8
Net Income Attributed To Noncontrolling Interests	98.2	93.4	81.8	4.8	11.6
Net Income (Loss) - Omnicom Group Inc.[2]	$(54.5)	$1,480.6	$1,391.4	$(1,535.1)	$89.2
Net Income (Loss) Per Share - Omnicom Group Inc.:
Basic	$(0.27)	$7.54	$6.98	$(7.81)	$0.56
Diluted[2]	$(0.27)	$7.46	$6.91	$(7.73)	$0.55

Revenue	$17,271.9	$15,689.1	$14,692.2	$1,582.8	$996.9
Operating Margin %	2.6%	14.5%	14.3%	(11.9)%	0.2%
EBITA[1,3]	$560.5	$2,362.1	$2,166.5	$(1,801.6)	$195.6
EBITA Margin %	3.2%	15.1%	14.7%	(11.9)%	0.4%
1) Reconciliation of Non-GAAP Financial Measures on page 30.
2) In 2025, operating expenses included $1,247.0 million ($984.5 million after-tax) related to severance, real estate repositioning, contract cancellations and other costs, as well as efficiency initiatives taken in the second quarter of 2025, primarily within Omnicom Advertising and Omnicom Production, and $547.1 million ($447.5 million after-tax) of losses on dispositions of certain businesses in connection with the Merger, (see Notes 13 and 14 to the consolidated financial statements). Included in selling, general and administrative expenses are acquisition related costs of $347.3 million ($318.5 million after-tax), related to the Merger with IPG (see Note 1 to the consolidated financial statements). The net impact of these items reduced operating income for 2025 by $2,141.4 million ($1,750.5 million after-tax) and reduced diluted net income per share - Omnicom Group Inc. by $8.50.
In 2024, operating expenses included $57.8 million ($42.9 million after-tax) of repositioning costs, primarily related to severance, recorded in the second quarter of 2024 (see Note 13 to the consolidated financial statements). Included in selling, general and administrative expenses in the fourth quarter of 2024 are acquisition related costs of $14.6 million ($13.1 million after-tax), related to the Merger (see Note 1 to the consolidated financial statements). The net impact of these items reduced operating income for 2024 by $72.4 million ($56.0 million after-tax) and reduced diluted net income per share - Omnicom Group Inc. by $0.28.
In 2023, operating expenses included real estate operating lease impairment charges, severance and other exit costs of $191.5 million ($145.5 million after-tax) related to repositioning actions we took in the first and second quarters of 2023 to reduce our real estate requirements, rebalance our workforce, and consolidate operations in certain markets. In addition, in the second quarter of 2023, we recorded a gain of $78.8 million ($55.9 million after-tax) on the disposition of certain of our research businesses in the Execution & Support discipline. Included in the fourth quarter of 2023 within selling, general and administrative expenses are acquisition related costs of $14.5 million ($13.0 million after-tax), primarily related to the purchase of Flywheel Digital in January 2024 (see Note 5 to the consolidated financial statements). The net impact of these items reduced operating income for 2023 by $127.2 million ($102.6 million after-tax) and reduced diluted net income per share - Omnicom Group Inc. by $0.50 (see Notes 13 and 14 to the consolidated financial statements).

3) Beginning in 2024, EBITA is defined as earnings before interest, income taxes and amortization of acquired intangible assets and internally developed strategic platform assets. As a result, we reclassified the prior year to be consistent with the revised definition, which reduced EBITA from previously reported amounts. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods. The after-tax impact on diluted net income per share- Omnicom Group Inc. for 2025, 2024 and 2023 was $0.42, $0.32 and $0.23, respectively.
Revenue
The components of year-over-year revenue change in the United States (“Domestic”) and the remainder of the world (“International”):

	Total		Domestic		International
	$	%	$	%	$	%
Year Ended December 31, 2024	$15,689.1		$8,186.5		$7,502.6
Components of revenue change:
Foreign exchange rate impact	124.6	0.8%	—	—%	124.6	1.7%
Constant currency growth	1,458.2	9.3%	916.0	11.2%	542.2	7.2%
Year Ended December 31, 2025	$17,271.9	10.1%	$9,102.5	11.2%	$8,169.4	8.9%

	Total		Domestic		International
	$	%	$	%	$	%
Year Ended December 31, 2023	$14,692.2		$7,471.6		$7,220.6
Components of revenue change:
Foreign exchange rate impact	(65.5)	(0.4)%	—	—%	(65.5)	(0.9)%
Constant currency growth	1,062.4	7.2%	714.9	9.6%	347.5	4.8%
Year Ended December 31, 2024	$15,689.1	6.8%	$8,186.5	9.6%	$7,502.6	3.9%
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $17,147.3 million and $15,754.6 million for the Total column for December 31, 2025 and December 31, 2024, respectively). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($17,271.9 million less $17,147.3 million and $15,689.1 million less $15,754.6 million for the Total column for December 31, 2025 and December 31, 2024, respectively).
•Constant currency growth represents the change in revenue from the prior year, excluding the effects of foreign currency exchange rate fluctuations. This measure is calculated by adjusting current-period revenue to eliminate the impact of changes in foreign exchange rates and comparing the resulting amount to prior-year revenue.
•The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($15,689.1 million and $14,692.2 million for the Total column for December 31, 2025 and December 31, 2024, respectively).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial condition. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at January 30, 2026, remain unchanged, we expect the impact of changes in foreign exchange rates will be over a positive 2% for the full year of 2026. In addition, in connection with the Merger we identified planned dispositions of certain businesses in 2026 that we expect will occur within the next twelve months (see Note 14 to the consolidated financial statements). These businesses had revenue in the prior year of approximately $3.2 billion.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented approximately 2.4% and 2.7% of revenue for 2025 and 2024, respectively. Our ten largest and 100 largest clients represented approximately 18.0% and 54.2% of revenue for 2025, respectively, and 19.1% and 54.4% of revenue for 2024, respectively.

Revenue by Discipline
To monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: Media & Advertising, Precision Marketing, Public Relations, Healthcare, Branding & Retail Commerce, Experiential and Execution & Support,
The year-over-year change in revenue and constant currency growth by discipline:

	Year Ended December 31,
	2025		2024		2025 vs. 2024
	$	% of Revenue	$	% of Revenue	$ Change	% Constant Currency Growth
Media & Advertising	$10,015.9	58.0%	$8,656.1	55.2%	$1,359.8	14.9%
Precision Marketing	1,938.5	11.2%	1,776.3	11.3%	162.2	8.6%
Public Relations	1,613.6	9.3%	1,640.8	10.5%	(27.2)	(2.2)%
Healthcare	1,379.9	8.0%	1,337.1	8.5%	42.8	2.5%
Branding & Retail Commerce	617.6	3.6%	726.4	4.6%	(108.8)	(15.8)%
Experiential	862.7	5.0%	719.5	4.6%	143.2	19.0%
Execution & Support	843.7	4.9%	832.9	5.3%	10.8	(0.4)%
Revenue	$17,271.9		$15,689.1		$1,582.8	9.3%

	Year Ended December 31,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Constant Currency Growth
Media & Advertising	$8,656.1	55.2%	$8,101.8	55.2%	$554.3	8.7%
Precision Marketing	1,776.3	11.3%	1,414.7	9.6%	361.6	23.5%
Public Relations	1,640.8	10.5%	1,540.3	10.5%	100.5	5.1%
Healthcare	1,337.1	8.5%	1,342.4	9.1%	(5.3)	(1.3)%
Branding & Retail Commerce	726.4	4.6%	788.0	5.4%	(61.6)	(9.5)%
Experiential	719.5	4.6%	635.3	4.3%	84.2	12.7%
Execution & Support	832.9	5.3%	869.7	5.9%	(36.8)	(4.8)%
Revenue	$15,689.1		$14,692.2		$996.9	7.2%
2025 v. 2024
The year-over-year changes in worldwide revenue in 2025, compared to 2024, in our fundamental disciplines were: Media & Advertising increased $1,359.8 million, Precision Marketing increased $162.2 million, Public Relations decreased $27.2 million, Healthcare increased $42.8 million, Branding & Retail Commerce decreased $108.8 million, Experiential increased $143.2 million, and Execution & Support increased $10.8 million. Constant currency growth of $1,458.2, or 9.3%, primarily reflected increased client spending in Media & Advertising, led by our media business, as well as our Precision Marketing, Experiential and Healthcare disciplines compared to the prior year. Our performance also benefited from one month of IPG operations recorded in the fourth quarter of 2025. Constant currency growth was partially offset by underperformance in our Branding & Retail Commerce, Public Relations and Execution & Support disciplines. Changes in foreign exchange rates increased revenue by $124.6 million, or 0.8%. The increase in revenue from foreign exchange translation was primarily related to the strengthening of the Euro and British Pound currencies, partially offset by the weakening of the Australian and New Zealand Dollar, Brazilian Real and Canadian Dollar against the U.S. Dollar.
2024 v. 2023
The year-over-year changes in worldwide revenue in 2024, compared to 2023, in our fundamental disciplines were: Media & Advertising increased $554.3 million, Precision Marketing increased $361.6 million, Public Relations increased $100.5 million, Healthcare decreased $5.3 million, Branding & Retail Commerce decreased $61.6 million, Experiential increased $84.2 million, and Execution & Support decreased $36.8 million. Constant currency growth of $1,062.4 million, or 7.2%, primarily reflected increased client spending in Media & Advertising, led by our media business, as well as Precision Marketing, Public Relations and Experiential disciplines compared to the prior year. Our Public Relations discipline was helped by spending on the U.S. elections, and the Experiential discipline benefited from spending on the Summer Olympics. Constant currency growth was partially offset by underperformance in our Branding & Retail Commerce discipline. Changes in foreign exchange rates reduced revenue slightly. The decrease in revenue from foreign exchange translation was primarily related to the weakening of the Japanese Yen and

Brazilian Real against the U.S. Dollar, partially offset by the strengthening of the British Pound, Colombian Peso and Euro against the U.S. Dollar.
Revenue by Geography
The year-over-year change in revenue and constant currency growth in our geographic markets:

	Year Ended December 31,
	2025		2024		2025 vs. 2024
	$	% of Revenue	$	% of Revenue	$ Change	% Constant Currency Growth
Americas:
North America	$9,592.2	55.5%	$8,650.2	55.1%	$942.0	11.0%
Latin America	540.2	3.1%	433.7	2.8%	106.5	29.3%
EMEA:
Europe	4,804.9	27.9%	4,439.0	28.4%	365.9	4.4%
Middle East and Africa	409.2	2.4%	319.2	2.0%	90.0	27.8%
Asia-Pacific	1,925.4	11.1%	1,847.0	11.8%	78.4	5.1%
Revenue	$17,271.9		$15,689.1		$1,582.8	9.3%

	Year Ended December 31,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Constant Currency Growth
Americas:
North America	$8,650.2	55.1%	$7,951.0	54.2%	$699.2	8.9%
Latin America	433.7	2.8%	386.8	2.6%	46.9	22.2%
EMEA:
Europe	4,439.0	28.4%	4,266.9	29.0%	172.1	3.5%
Middle East and Africa	319.2	2.0%	309.6	2.1%	9.6	4.9%
Asia-Pacific	1,847.0	11.8%	1,777.9	12.1%	69.1	5.9%
Revenue	$15,689.1		$14,692.2		$996.9	7.2%
In 2025, worldwide revenue increased by $1,582.8 million, or 10.1%, to $17,271.9 million, compared to $15,689.1 million in 2024. Total revenue growth by geographic region was led by North America, which increased $942.0 million, or 10.9%, followed by Europe with an increase of $365.9 million, or 8.2%. Latin America increased $106.5 million, or 24.6%, the Middle East and Africa increased $90.0 million, or 28.2%, and Asia-Pacific increased $78.4 million, or 4.2%. The year-over-year increase in worldwide revenue reflected worldwide constant currency growth of $1,458.2 million, or 9.3%, along with a favorable impact from foreign exchange rates of $124.6 million, or 0.8%. Our performance also benefited from one month of IPG operations recorded in the fourth quarter of 2025.
In 2024, worldwide revenue increased by $996.9 million, or 6.8%, to $15,689.1 million, compared to $14,692.2 million in 2023. Total revenue growth by geographic region was led by North America, which increased $699.2 million, or 8.8%, followed by Europe with an increase of $172.1 million, or 4.0%, Latin America increased $46.9 million, or 12.1%, the Middle East and Africa increased $9.6 million, or 3.1%, and Asia-Pacific increased $69.1 million, or 3.9%. The year-over-year increase in worldwide revenue reflected worldwide constant currency growth of $1,062.4 million, or 7.2%, along with an unfavorable impact from foreign exchange of $65.5 million, or 0.4%.
North America
2025 vs. 2024
In North America, constant currency growth of $951.2 million, or 11.0%, in 2025 compared to the prior year was driven by strong performance in the United States, particularly within the Media & Advertising discipline, led by our media business, as well as our Precision Marketing, Experiential, Healthcare and Execution & Support disciplines. Our performance in the region also benefited from one month of IPG operations recorded in the fourth quarter of 2025. This growth was partially offset by underperformance in our Branding & Retail Commerce discipline. The impact of foreign currency exchange rates on revenue was nominal.

2024 vs. 2023
In North America, constant currency growth in 2024 compared to the prior year was primarily driven by strong performance in the United States, especially in the Media & Advertising discipline, led by our media business, and our Precision Marketing, Experiential, and Public Relations disciplines. Our Public Relations discipline was helped by spending on the U.S. elections, and the Experiential discipline benefited from spending on the Summer Olympics. Constant currency growth was partially offset by underperformance in our Branding & Retail Commerce, Execution & Support, and Healthcare disciplines. Our U.S. revenue in our Precision Marketing discipline benefited from the acquisition of Flywheel Digital in January 2024 and acquisitions completed in the second half of 2023 within our Public Relations discipline, partially offset by dispositions in the Execution & Support discipline during the first half of 2023.
Latin America
2025 vs. 2024
In Latin America, constant currency growth in 2025 of $127.2 million, or 29.3%, compared to the prior year, was driven by a strong performance within the Media & Advertising discipline, led by our media business, and across all countries in the region. Our performance in the region also benefited from one month of IPG operations recorded in the fourth quarter of 2025. However, the weakening of most local currencies against the U.S. Dollar negatively impacted revenue in 2025, compared to 2024 by $20.6 million, or 4.8%.
2024 vs. 2023
In Latin America, constant currency growth in 2024 compared to the prior year increased in substantially all disciplines, led by Media & Advertising, and in all countries in the region. The weakening of most currencies against the U.S. Dollar decreased revenue in 2024 by $39.0 million, or 10.1%, compared to 2023. Constant currency growth in the region was impacted positively by acquisitions in our Media & Advertising discipline in the prior year and the purchase of Flywheel Digital in January 2024.
EMEA
Europe
2025 vs. 2024
In Europe, constant currency growth in 2025 of $196.2 million, or 4.4%, compared to the prior year was driven by strong performance in our Media & Advertising discipline, led by our media business. Our performance in the region also benefited from one month of IPG operations recorded in the fourth quarter of 2025. Foreign currency exchange rate changes increased revenue year-over-year by $169.7 million, or 3.8%, primarily as a result of the strengthening of the Euro and British Pound. In the U.K., constant currency growth of 3.6% year-over-year was led by our media business, in our Media & Advertising discipline, and in our Experiential discipline, partially offset by underperformance in other disciplines. In Continental Europe, which includes the Euro Zone and the other European countries, constant currency growth year-over-year of 4.9% was led by our Media & Advertising and Public Relations disciplines. Constant currency growth by country was led by Turkey, Poland, Germany and Italy, partially offset by underperformance in the Netherlands and France.
2024 vs. 2023
In Europe, constant currency growth in 2024 compared to the prior year was driven by strong performance in our Media & Advertising discipline, led by our media business, and in our Experiential and Execution & Support disciplines, partially offset by underperformance in our Precision Marketing, Branding & Retail Commerce and Public Relations disciplines. Foreign currency exchange rate changes increased revenue year-over-year by $20.8 million, or 0.5%, primarily as a result of the strengthening of the British Pound, partially offset by the weakening of several currencies against the U.S. Dollar. Acquisitions, net of dispositions, for 2024 positively impacted revenue and were primarily related to the purchase of Flywheel Digital in January 2024 and acquisition activity in our Media & Advertising discipline in the second half of 2023, partially offset by dispositions in the Execution & Support discipline in the first half of 2023. In 2024, constant currency growth year-over-year in the U.K. of 4.3% was led by our media business, in our Media & Advertising discipline, and our Experiential and Execution & Support disciples, partially offset by negative performance in our Precision Marketing, Branding & Retail Commerce, and Public Relations disciplines. In Continental Europe, which includes the Euro Zone and the other European countries, constant currency growth year-over-year of 3.1% was across substantially all disciplines. Constant currency growth by country was led by Turkey, Spain, Germany and Netherlands, partially offset by underperformance in France and Italy.
Middle East and Africa 2025 vs. 2024 vs. 2023
In the Middle East and Africa, constant currency growth in 2025 of $88.8 million, or 27.8%, compared to 2024 was primarily a result of a strong performance in our Media & Advertising and Experiential disciplines, including the benefit from one month of IPG operations recorded in the fourth quarter of 2025. For 2025, the strengthening of certain currencies in the region against the U.S. Dollar increased revenue year-over-year.
In the Middle East and Africa for 2024, constant currency growth compared to 2023, was primarily a result of a strong performance in our Media & Advertising and Experiential disciplines. For 2024, the weakening of certain currencies in the region against the U.S. Dollar decreased revenue year-over-year.

Asia-Pacific
2025 vs. 2024
In Asia-Pacific, constant currency growth in 2025 of $94.8 million, or 5.1%, compared to 2024 was led by our Media & Advertising discipline, partially offset by underperformance in our Experiential and Precision Marketing disciplines. Our performance in the region also benefited from one month of IPG operations recorded in the fourth quarter of 2025. Several markets in the region, especially India, Japan, New Zealand, Philippines and Malaysia, had positive constant currency growth as compared to the prior year. Foreign currency changes decreased revenue for the year by $16.3 million, or 0.9%, primarily as a result of the weakening of the Australian Dollar and New Zealand Dollar against the U.S. Dollar.
2024 vs 2023
In Asia-Pacific, constant currency growth in 2024 of $104.2 million, or 5.9%, compared to 2023 was driven by our Media & Advertising discipline, partially offset by underperformance in our Precision Marketing and Public Relations disciplines. Substantially all markets in the region, especially China, India, Australia, the Philippines and Thailand, had positive constant currency growth as compared to the prior year. Foreign currency changes decreased revenue for the year by $35.1 million, or 2.0%, primarily as a result of the weakening of the Japanese Yen and Chinese Reminbi against the U.S. Dollar. Acquisition activity, including the purchase of Flywheel Digital in January 2024, increased revenue compared to the prior year.
Revenue by Industry
Revenue by industry sector:

	Year Ended December 31,
	2025	2024	2023
Pharmaceuticals and Healthcare	15%	16%	16%
Food and Beverage	15%	15%	15%
Auto	12%	12%	12%
Consumer Products	9%	10%	8%
Financial Services	8%	7%	8%
Retail	8%	6%	6%
Technology	8%	8%	8%
Travel and Entertainment	7%	7%	7%
Government	3%	4%	4%
Telecommunications	3%	3%	4%
Services	3%	3%	2%
Oil, Gas and Utilities	2%	2%	2%
Not-for-Profit	1%	1%	1%
Education	1%	1%	1%
Other	5%	5%	6%
Total	100%	100%	100%

Operating Expenses
The year-over-year change in operating expenses:

	Year Ended December 31,
	2025		2024		2025 vs. 2024
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$17,271.9		$15,689.1		$1,582.8	10.1%
Operating Expenses:
Salary and service costs:
Salary and related costs	7,777.9	45.0%	7,441.4	47.4%	336.5	4.5%
Third-party service costs	4,113.7	23.8%	3,348.6	21.3%	765.1	22.8%
Third-party incidental costs	752.4	4.4%	642.5	4.1%	109.9	17.1%
Total salary and service costs	12,644.0	73.2%	11,432.5	72.9%	1,211.5	10.6%
Occupancy and other costs	1,366.7	7.9%	1,274.4	8.1%	92.3	7.2%
Severance and repositioning costs	1,247.0	7.2%	57.8	0.4%	1,189.2
Loss on assets held for sale and dispositions	547.1	3.2%	—	—%	547.1
Cost of services	15,804.8		12,764.7		3,040.1	23.8%
Selling, general and administrative expenses	745.7	4.3%	408.1	2.6%	337.6	82.7%
Depreciation and amortization	276.7	1.6%	241.7	1.5%	35.0	14.5%
Total operating expenses	16,827.2	97.4%	13,414.5	85.5%	3,412.7	25.4%
Operating Income	$444.7	2.6%	$2,274.6	14.5%	$(1,829.9)	(80.4)%

	Year Ended December 31,
	2024		2023		2024 vs. 2023
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$15,689.1		$14,692.2		$996.9	6.8%
Operating Expenses:
Salary and service costs:
Salary and related costs	7,441.4	47.4%	7,212.8	49.1%	228.6	3.2%
Third-party service costs	3,348.6	21.3%	2,917.9	19.9%	430.7	14.8%
Third-party incidental costs	642.5	4.1%	570.5	3.9%	72.0	12.6%
Total salary and service costs	11,432.5	72.9%	10,701.2	72.8%	731.3	6.8%
Occupancy and other costs	1,274.4	8.1%	1,168.8	8.0%	105.6	9.0%
Severance and repositioning costs	57.8	0.4%	191.5	1.3%	(133.7)	(69.8)%
Gain on assets held for sale and dispositions	—	—%	(78.8)	(0.5)%	78.8
Cost of services	12,764.7		11,982.7		782.0	6.5%
Selling, general and administrative expenses	408.1	2.6%	393.7	2.7%	14.4	3.7%
Depreciation and amortization	241.7	1.5%	211.1	1.4%	30.6	14.5%
Total operating expenses	13,414.5	85.5%	12,587.5	85.7%	827.0	6.6%
Operating Income	$2,274.6	14.5%	$2,104.7	14.3%	$169.9	8.1%
We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up the significant portion of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor, third-party service costs, and third-party incidental costs. Third-party service costs include vendor costs when we act as principal in providing services to our clients. Third-party incidental costs that are required to be included in revenue primarily consist of client-related travel and incidental out-of-pocket costs that are billed back to the client directly at our cost. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses. Adverse and beneficial fluctuations in foreign currencies from year-over-year impact our results of operations and financial condition when we translate our financial statements from local foreign currencies to the U.S. Dollar. However, substantially all of our foreign operations transact business in their local currency, mitigating the impact of changes in foreign currency exchange rates on our operating margin percentage. As a result, the changes in our operating expenses year-over-year from foreign currency translation were in line with the percentage impact from changes in foreign currencies on revenue for the year ended December 31, 2025.
Merger with IPG
In connection with the Merger, we took certain repositioning actions, in the fourth quarter 2025, intended to realize cost synergies within our newly combined operations. In addition, we identified certain businesses for disposition within the year. As a result, included in operating expenses in 2025 are $1,247.0 million, primarily for severance, real estate and other asset impairment charges, and contract cancellation and other costs, and $547.1 million of charges to reflect the businesses to be disposed at their net realizable value. In addition, we incurred transaction and other administrative costs related to the Merger of $347.3 million, which are included in Selling, general and administrative expenses (see Notes 13 and 14 to the consolidated financial statements).
2025 vs. 2024
Operating expenses in 2025 increased $3,412.7 million, or 25.4%, to $16,827.2 million, compared to the prior year, primarily as a result of the repositioning charges related to the Merger, as discussed above. In addition, there were repositioning costs related to efficiency initiatives taken in the second quarter of 2025, primarily within Omnicom Advertising and Omnicom Production (see Notes 13 and 14 to the consolidated financial statements). Operating expenses also increased year-over-year as a result of our revenue growth and the inclusion of one month of IPG operating expenses in the fourth quarter 2025.
2024 vs. 2023
Operating expenses in 2024 increased $827.0 million, or 6.6%, to $13,414.5 million, compared to the prior year, primarily as a result of constant currency growth and the acquisition of Flywheel in the first quarter of 2024 (see Note 5 to the consolidated financial statements). Operating expenses for 2024 include the impact of repositioning costs, primarily related to severance, recorded in the second quarter of 2024 for $57.8 million in connection with our strategic initiatives to increase efficiencies in our international operations and the start of the consolidation of our production services (see Note 13 to the consolidated financial statements). Included in selling, general and administrative expenses in the fourth quarter of 2024 are acquisition related costs of $14.6 million ($13.1 million after-tax) related to the Merger (see Note 1 to the consolidated financial statements). In 2023, the gain on disposition of subsidiaries decreased operating expenses by $78.8 million.
Operating Expenses - Salary and Service Costs
Salary and service costs, which tend to fluctuate with changes in revenue, are comprised of salary and related costs, third-party service costs, and third-party incidental costs.
2025 vs. 2024
Salary and service costs for 2025 increased $1,211.5 million, or 10.6%, to $12,644.0 million, compared to the prior year, primarily as a result of our constant currency growth and the inclusion of one month of IPG operations. Salary and related costs for 2025 increased $336.5 million, or 4.5%, to $7,777.9 million. These costs decreased as a percentage of revenue, primarily as a result of the efficiencies realized from the severance actions and other costs reductions undertaken in 2024 and the first half of 2025. Third-party service costs for 2025 increased $765.1 million, or 22.8%, to $4,113.7 million, primarily as a result of revenue growth in our Media & Advertising and Experiential disciplines and the effects of including one month of IPG operations. Third-party incidental costs for 2025 increased $109.9 million, or 17.1%, to $752.4 million as result of our revenue growth and the effects of including one month of IPG operations.
2024 vs. 2023
Salary and service costs in 2024 increased $731.3 million, or 6.8% to $11,432.5 million, compared to the prior year. Salary and related costs for 2024 increased $228.6 million, or 3.2%, to $7,441.4 million, primarily as a result of our acquisition of Flywheel Digital. These costs decreased as a percentage of revenue, primarily due to the reduction in headcount arising from our ongoing repositioning actions and changes in our global employee mix. Third-party service costs for 2024 increased $430.7 million, or 14.8%, to $3,348.6 million, primarily as a result of revenue growth in our Media & Advertising and Experiential disciplines. Third-party incidental costs for 2024 increased $72.0 million, or 12.6%, to $642.5 million.
Operating Expenses - Occupancy and Other Costs
Occupancy and other costs are less directly linked to changes in revenue than salary and service costs.
2025 vs. 2024
Occupancy and other costs for 2025, increased by $92.3 million, or 7.2%, year-over-year to $1,366.7 million, primarily driven by the effects of including one month of IPG occupancy costs. As a percentage of revenue, occupancy and other costs increased year-over-year as higher office costs were only partially offset by rent expense.
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
2025 vs. 2024
SG&A expenses increased $337.6 million in 2025 compared to 2024, primarily due to acquisition-related costs for the IPG acquisition of, $347.3 million ($318.5 million after-tax) (see Note 1 to the consolidated financial statements).
2024 vs. 2023
SG&A expenses for 2024 increased $14.4 million compared to 2023, primarily due to professional fees related to our strategic initiatives. Included in selling, general and administrative expenses in the fourth quarter of 2024 are acquisition-related costs of $14.6 million ($13.1 million after-tax) related to the Merger with IPG (see Note 1 to the consolidated financial statements).
Operating Income
2025 vs. 2024
Operating income for 2025 decreased $1,829.9 million, to $444.7 million, compared to 2024, and operating margin decreased to 2.6% from 14.5%. EBITA decreased $1,801.6 million to $560.5 million, and EBITA margin decreased to 3.2% from 15.1%. The net effect of primarily severance, real estate repositioning, contract cancellations and other costs, and loss on planned dispositions of certain businesses in connection with the Merger, as well as costs incurred in connection with efficiency initiatives taken in the second quarter of 2025, primarily within Omnicom Advertising and Omnicom Production (see Notes 13 and 14 to the consolidated financial statements) reduced both operating income and EBITA by $2,141.4 million, and reduced both operating margin by 12.4% and EBITA margin by 12.4%. In 2024, the net effect of repositioning actions, primarily related to severance, recorded in the second quarter of 2024 and acquisition-related costs recorded in the fourth quarter of 2024 (see Note 13 to the consolidated financial statements) reduced both operating income and EBITA by $72.4 million, and reduced both operating margin and EBITA margin by 0.4%.
2024 vs. 2023
Operating income for 2024 increased $169.9 million, or 8.1%, to $2,274.6 million, compared to 2023, and operating margin increased to 14.5% from 14.3%. EBITA increased $195.6 million to $2,362.1 million, and EBITA margin increased to 15.1% from 14.7%. The net effect of repositioning actions, primarily related to severance, recorded in the second quarter of 2024 and acquisition related costs recorded in the fourth quarter of 2024 (see Note 13 to the consolidated financial statements) reduced both operating income and EBITA by $72.4 million, and reduced both operating margin by 0.5% and EBITA margin by 0.4%. In 2023, the net effect of the real estate and other repositioning costs, the gain on disposition of subsidiaries (see Notes 13 and 14 to the consolidated financial statements) and acquisition costs, reduced both operating income and EBITA by $127.2 million, and reduced both operating margin and EBITA margin by 0.9% in 2023.
Net Interest Expense
2025 vs. 2024
Net interest expense in 2025 increased $19.5 million year-over-year to $166.5 million. Interest expense increased by $15.5 million year-over-year to $263.4 million, due primarily to higher weighted average cost of debt in 2025 (see Note 7 to the consolidated financial statements). In addition, 2025 includes one month of interest expense related to the IPG debt exchange (see Note 7 to the consolidated financial statements). Interest income in 2025 decreased $4.0 million to $96.9 million, principally due to lower interest rates. Going forward we expect net interest expense to increase by $210 million, primarily from assumed IPG debt and refinancing activities during the year.
2024 vs. 2023
Net interest expense in 2024 increased $35.2 million year-over-year to $147.0 million. Interest expense on debt increased by $31.2 million year-over-year, primarily related to the issuance in the first quarter of 2024 of €600.0 million 3.70% Senior Notes due 2032, or 2032 Notes, and the issuance in the third quarter of 2024 of $600.0 million 5.30% Senior Notes due 2034, or 2034 Notes. The net proceeds from the issuance of the 2032 Notes were used for general corporate purposes, including working capital expenditures, acquisitions and repurchases of our common stock. The net proceeds from the issuance of the 2034 Notes, along with available cash, were used to fund the repayment of our $750 million 3.65% Senior Notes on November 1, 2024 (see Note 7 to the consolidated financial statements). Interest income in 2024 decreased $5.8 million year-over-year to $100.9 million, primarily as a result of lower cash balances in the first half of the year due to the timing of our financing and acquisition activity, including the purchase of Flywheel in the first quarter of 2024.

Income Taxes
2025 vs. 2024
Our effective tax rate for 2025 increased year-over-year to 87.1%. The effective tax rate for 2025 was unfavorably impacted by the lower tax benefit associated with the non-deductibility in certain jurisdictions of severance and repositioning charges, loss on disposition of subsidiaries and acquisition-related costs related to the Merger. The effective tax rate for 2024 includes an increase of approximately $7.5 million of favorable impacts from the resolution of certain non-U.S. tax positions.
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
Net Income (Loss) and Net Income Per Share - Omnicom Group, Inc.
2025 vs. 2024
Net income (loss) - Omnicom Group Inc. in 2025 decreased $1,535.1 million to a $54.5 million net loss from $1,480.6 million of net income. The year-over-year decrease is due to the factors described above. Diluted net income (loss) per share - Omnicom Group Inc. decreased to a $0.27 net loss per share in 2025, from net income of $7.46 in 2024, due to the factors described above and the impact of the increase in our weighted average common shares outstanding resulting from the equity consideration in connection with the Merger, partially offset by repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan during the year. For 2025, the effects of severance, real estate repositioning costs, contract cancellations and other costs, and loss on dispositions of certain businesses in connection with the Merger, as well as costs related to efficiency initiatives taken in the second quarter of 2025, primarily within Omnicom Advertising and Omnicom Production (see Notes 13 and 14 to the consolidated financial statements) reduced net income - Omnicom Group Inc. by $1,750.5 million and diluted net income per share - Omnicom Group Inc. by $8.50. In 2024, the net effect of repositioning actions, primarily related to severance, recorded in the second quarter of 2024 and acquisition-related costs recorded in the fourth quarter of 2024 (see Note 13 to the consolidated financial statements) reduced net income - Omnicom Group Inc. by $56.0 million and diluted net income per share - Omnicom Group Inc. by $0.28.
2024 vs. 2023
Net income - Omnicom Group Inc. in 2024 increased $89.2 million to $1,480.6 million from $1,391.4 million. The year-over-year increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased to $7.46 in 2024, from $6.91 in 2023, due to the factors described above and the impact of the reduction in our weighted average common shares outstanding resulting from the repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan during the year. For 2024, the net impact of the real estate and other repositioning costs, primarily related to severance, recorded in the second quarter of 2024 (see Note 13 to the consolidated financial statements) and acquisition-related costs, recorded in the fourth quarter of 2024 reduced net income - Omnicom Group Inc. by $56.0 million and diluted net income per share - Omnicom Group Inc. by $0.28. In 2023, the net effect of the gain on disposition of subsidiary increased net income - Omnicom Group Inc. by $102.6 million and diluted income per share - Omnicom Group Inc. by $0.50.

NON-GAAP FINANCIAL MEASURES
We use certain non-GAAP financial measures in describing our performance. We use EBITA and EBITA Margin as additional operating performance measures, which exclude from operating income the non-cash amortization expense of acquired intangible assets and internally developed strategic platform assets. We believe EBITA and EBITA Margin are useful measures for investors to evaluate the performance of our business and allow for comparability between the periods presented. We also use constant currency growth as an additional operating performance measure. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies.
Reconciliation of Non-GAAP Financial Measures
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin:

	Year Ended December 31,
	2025	2024	2023
Net Income (Loss) - Omnicom Group Inc.	$(54.5)	$1,480.6	$1,391.4
Net Income Attributed To Noncontrolling Interests	98.2	93.4	81.8
Net Income	43.7	1,574.0	1,473.2
Income From Equity Method Investments	7.7	6.9	5.2
Income Tax Expense	242.2	560.5	524.9
Income Before Income Taxes and Income From Equity Method Investments	278.2	2,127.6	1,992.9
Interest Expense	263.4	247.9	218.5
Interest Income	96.9	100.9	106.7
Operating Income	444.7	2,274.6	2,104.7
Add back: Amortization of acquired intangible assets and internally developed strategic platform assets	115.8	87.5	61.8
Earnings before interest, taxes, and amortization of intangible assets (EBITA)	$560.5	$2,362.1	$2,166.5

Revenue	$17,271.9	$15,689.1	$14,692.2
EBITA	$560.5	$2,362.1	$2,166.5
EBITA Margin %	3.2%	15.1%	14.7%

LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
The primary sources of our short-term liquidity are net cash provided by operating activities and cash and cash equivalents. Additional liquidity sources include our $3.5 billion unsecured multi-currency revolving credit facility, or Credit Facility, terminating on November 26, 2030, the ability to issue up to $3 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, and access to the capital markets. In addition, certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom aggregating $1.1 billion. Our liquidity sources fund our non-discretionary cash requirements and our discretionary spending. Our $600 million Delayed Draw Term Loan Agreement automatically terminated on July 15, 2024.
Working capital, which we define as current assets minus current liabilities, is our principal non-discretionary funding requirement. Our working capital cycle typically peaks during the second quarter of the year due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. In addition, we have contractual obligations related to our long-term debt (principal and interest payments), recurring business operations, primarily related to lease obligations, and acquisition-related obligations. Our principal discretionary cash spending includes dividend payments to common shareholders, capital expenditures, strategic acquisitions and repurchases of our common stock.

Cash and cash equivalents increased $2,541.7 million from December 31, 2024. The increase was composed of:

Sources
Net cash provided by operating activities - as reported	$2,938.2
Less: Increase in operating capital	(712.1)
Principal cash sources	$2,226.1
Uses
Capital expenditures	$(149.8)
Dividends paid to common shareholders	(549.6)
Dividends paid to noncontrolling interest shareholders	(82.9)
Cash acquired from merger with IPG, net of acquisition payments, including payment of contingent purchase price obligations and acquisition of additional noncontrolling interests	914.4
Repurchases of common stock, net of proceeds from stock plans	(680.7)
Principal cash uses	$(548.6)
Principal cash sources in excess of principal cash uses	$1,677.5
Effect of foreign exchange rate changes on cash and cash equivalents	213.9
Other net financing and investing activities	(61.8)
Increase in operating capital	712.1
Increase in cash and cash equivalents - as reported	$2,541.7
Principal cash sources and principal cash uses are Non-GAAP liquidity measures. These amounts exclude changes in operating capital and other investing and financing activities. This presentation reflects the metrics used by us to assess our sources and uses of cash and was derived from our consolidated statement of cash flows. We believe that this presentation is meaningful to understand the primary sources and uses of our cash flow and the effect on our cash and cash equivalents. Non-GAAP liquidity measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP liquidity measures as reported by us may not be comparable to similarly titled amounts reported by other companies. Additional information regarding our cash flows can be found in our consolidated statement of cash flows and Note 15 to the consolidated financial statements.
At December 31, 2025, we have the following contractual obligations:
•The aggregate principal amount of long-term debt is $9.3 billion and matures at various dates from 2026 through 2048. Future interest payments on the debt total $2.1 billion, of which $282.3 million is payable in 2026.
•The liability for operating and finance lease payments is $2,566.5 million, of which $574.8 million is due in 2026.
•The obligation for the defined benefit pension plans is $655.4 million, and the liability for the postemployment arrangements is $143.5 million. In 2025, we contributed $11.6 million to the defined benefit plans and paid $14.0 million for the postemployment arrangements. We do not expect these payments to increase significantly in 2026.
•The liability for contingent purchase price payments (earn-outs) is $214.9 million, of which $95.8 million is payable in 2026.
•The remaining balance for the transition tax on accumulated foreign earnings imposed by the Tax Cuts and Jobs Act of 2017 is $6.4 million, which is payable in 2026.
In February 2026, the Board authorized the repurchase of up to $5.0 billion of our common stock. Pursuant to this authorization, we also entered into an accelerated share repurchase program to repurchase approximately $2.5 billion of our common stock.
Based on past performance and current expectations, we believe that net cash provided by operating activities and cash and cash equivalents will be sufficient to meet our non-discretionary cash requirements for the next twelve months. In addition, and over the longer term, our Credit Facility and access to capital markets are available to fund our working capital, contractual obligations and discretionary spending.
Cash Management
Our regional treasury centers in North America, Europe and Asia manage our cash and liquidity. Each day, operations with excess funds invest those funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. Treasury centers with excess cash invest on a short-term basis with third parties, with maturities generally ranging from overnight to 90 days. Certain treasury centers have notional pooling arrangements that are used to manage their cash and set-off foreign exchange imbalances. These arrangements require each treasury center to have its own notional pool account and to maintain a positive notional balance. Additionally, under the terms of the arrangement, set-off of foreign exchange positions are limited to the long and short positions within their own account. We may also use multi entity notional cash pooling arrangements with banks instead of treasury centers to manage our liquidity requirements. In these pooling arrangements, certain legal entities agree with a single bank that the cash balances of any of the entities with the bank will be subject to a full right of set-off against amounts other entities owe the bank, and the bank provides for overdrafts as long as the net balance for all entities does not exceed an agreed-upon level. To the extent that our treasury centers require liquidity, they can issue up to a total of $3.0 billion of U.S. Dollar-denominated commercial paper, issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, or borrow under the Credit Facility or the uncommitted credit lines. This process enables us to manage our debt more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate imbalances. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines. We have a policy governing counterparty credit risk with financial institutions that hold our cash and cash equivalents, and we have deposit limits for each institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of institutions that are party to the Credit Facility. These institutions generally have credit ratings better than or equal to our credit ratings.
At December 31, 2025, our foreign subsidiaries held approximately $3.2 billion of our total cash and cash equivalents of $6.9 billion. Substantially all of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
As of December 31, 2025, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents increased $518.2 million to $2.2 billion from December 31, 2024. The increase in net debt primarily resulted from our net discretionary spending of $0.5 billion, primarily related to our financing activities, including the increase of our outstanding debt arising from the IPG debt exchange (see Note 7 to the consolidated financial statements). This increase was partially offset by the increase in cash from the net cash provided by operating activities of $2.9 billion. In addition, the net effect of foreign exchange rate changes on cash and cash equivalents and on our foreign currency denominated debt decreased net debt by $36.0 million.
Net debt:

	December 31,
	2025	2024
Short-term debt	$62.0	$21.3
Long-term debt, including current portion	9,054.5	6,035.3
Total debt	9,116.5	6,056.6
Less: Cash and cash equivalents	6,881.1	4,339.4
Net debt	$2,235.4	$1,717.2
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
Debt Instruments and Related Covenants
In connection with the Merger, Omnicom commenced offers to exchange all outstanding IPG notes for up to $2.95 billion in aggregate principal amount of new notes issued by Omnicom. As a result of these exchange offers, which were completed on December 2, 2025, approximately 94% of the IPG notes were exchanged for $2.76 billion in aggregate principal amount of new notes issued by Omnicom. The only cash exchanged related to a consent payment of $2.7 million and the debt exchange is presented net, or as a non-cash financing activity. The remainder of the IPG notes, representing approximately $185.0 million in aggregate principal amount, that were not exchanged pursuant to the exchange offers remain obligations of IPG and will continue to be subject to their existing terms, as modified by the amendments made in the exchange offers and consent solicitations. As of December 31, 2025, the unamortized discount related to the required fair value adjustment (see Note 5 to the consolidated financial statements) of the former IPG notes was $183.9 million. Interest on the former IPG notes will be payable semi-annually in arrears (see Note 7 to the consolidated financial statements).
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
The Credit Facility has a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At December 31, 2025, we were in compliance with this covenant as our Leverage Ratio, computed in accordance with the terms of the facility, was 2.5 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At December 31, 2025, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of any issuances is affected by market conditions and our credit ratings. The long-term debt indentures and the Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
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
We have the ability to fund our day-to-day liquidity, including working capital, by issuing commercial paper or borrowing under the Credit Facility. During both 2025 and 2024, we did not issue commercial paper. At both December 31, 2025 and 2024, there were no outstanding borrowings under the Credit Facility and no outstanding commercial paper issuances.
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
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivatives. We periodically determine the potential loss from market risk on our derivatives by performing a value-at-risk, or VaR, analysis. VaR is a statistical model that uses historical currency exchange rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2025 was not material.
Foreign Currency Exchange Risk
In 2025, our international operations represented approximately 47% of our revenue. Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial condition. For the most part, because the revenue and expenses of our foreign operations are denominated in the same local currency, the economic impact on operating margin is minimized. The effects of foreign currency exchange transactions on our results of operations are discussed in Note 2 to the consolidated financial statements.
As an integral part of our global treasury operations, we centralize our cash and use notional multicurrency pools to manage the foreign currency exchange risk that arises from imbalances between subsidiaries and their respective treasury centers. In addition, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward foreign exchange contracts. To manage this risk, at December 31, 2025 and December 31, 2024, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $27.4 million and $4.7 million, respectively.
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
We have fixed-to-fixed Yen/U.S. Dollar exchange rate and Sterling/Euro exchange rate cross currency swaps with a notional value of $181 million and £325.0 million, respectively. The Yen/U.S. Dollar swaps hedge a portion of the net investment in our Japanese subsidiaries against volatility in the Yen/U.S. Dollar exchange rate. The Sterling/Euro swaps hedge the exchange rate volatility on a portion of the Sterling Entity's net investment in Euro Functional currency subsidiaries. The swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2028, 2029, 2032 and 2033. Changes in the fair value of the swaps are recognized in foreign currency translation and are reported in AOCI. Any gain or loss will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying operations. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. We recorded a reduction of interest expense of $10.3 million in 2025 and $6.6 million in 2024. At December 31, 2025, an asset of $7.1 million is recorded in other assets, and at December 31, 2024, an asset of $9.3 million is recorded in other assets, for the swap fair value.
Interest Rate Risk
We may use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. There were no interest rate swaps in 2025 and 2024. Long-term debt at December 31, 2025 and 2024 consisted entirely of fixed-rate debt.
Credit Risk
We provide marketing and communications services to several thousand clients that operate in nearly every sector of the global economy, and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 2.4% of revenue in 2025. However, during periods of economic downturn, the credit profiles of our clients could change.
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
Item 8. Financial Statements and Supplementary Data
See Item 15, “Exhibits, Financial Statement Schedules.”
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2025 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2025.
Omnicom management excluded IPG from its assessment of the effectiveness of Omnicom’s internal control over financial reporting as of December 31, 2025, in accordance with SEC staff guidance allowing management to exclude a recently acquired business from management’s report on internal control over financial reporting. IPG constituted 6% of total revenue for the year ended December 31, 2025 and 31% of total assets, excluding acquired goodwill and other intangible assets, as of December 31, 2025.
There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2025, dated February 20, 2026, which is included on page F-2 of this 2025 10-K.
Item 9B. Other Information
During the fiscal quarter ended December 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in the 2026 Proxy Statement, which is expected to be filed with the SEC within 120 days after December 31, 2025, in connection with the solicitation of proxies for our 2026 annual meeting of shareholders and is incorporated herein by reference.
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

Item 11. Executive Compensation
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185.
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(3)	Exhibits:
Exhibit Number	Description
2.1
Agreement and Plan of Merger among Omnicom Group Inc., EXT Subsidiary Inc. and The Interpublic Group of Companies, Inc., dated as of December 8, 2024 (Exhibit 2.1 to our Current Report on Form 8-K (File No. 1-10551) filed on December 9, 2024 and incorporated herein by reference).

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

4.1
Base Indenture, dated as of October 29, 2014, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee (the “2014 Base Indenture”) (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated October 29, 2014 (the “October 29, 2014 8-K”) and incorporated herein by reference).

4.2
Second Supplemental Indenture to the 2014 Base Indenture, dated as of April 6, 2016, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with the issuance of $1.4 billion 3.600% Senior Notes due 2026 (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated April 6, 2016 (the “April 6, 2016 8-K”) and incorporated herein by reference).

4.3	Form of 3.600% Notes due 2026 (included in Exhibit 4.1 to the April 6, 2016 8-K and incorporated herein by reference).
4.4
Base Indenture, dated as of July 8, 2019, among Omnicom Finance Holdings plc, as issuer, Omnicom Group Inc. and Omnicom Capital Inc., as guarantors, and Deutsche Bank Trust Company Americas, as trustee (the “2019 Base Indenture”) (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 8, 2019 (the “July 8, 2019 8-K”) and incorporated herein by reference).

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

4.6	Form of 0.800% Notes due 2027 (included in Exhibit 4.2 to the July 8, 2019 8-K and incorporated herein by reference).
4.7	Form of 1.400% Notes due 2031 (included in Exhibit 4.2 to the July 8, 2019 8-K and incorporated herein by reference).
4.8
Base Indenture, dated as of February 21, 2020, among Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee (the “2020 Base Indenture”) (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) filed on February 21, 2020 (the “February 21, 2020 8-K”) and incorporated herein by reference).

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
4.11
Second Supplemental Indenture to the 2020 Base Indenture, dated as of April 1, 2020, among Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee, in connection with the issuance of $600 million 4.200% Senior Notes due 2030 (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) filed on April 1, 2020 (the “April 1, 2020 8-K”) and incorporated herein by reference).

4.12	Form of 4.200% Notes due 2030 (included in Exhibit 4.1 to the April 1, 2020 8-K and incorporated herein by reference).
4.13
Third Supplemental Indenture to the 2020 Base Indenture, dated as of April 28, 2021, among Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee, in connection with the issuance of $800 million 2.600% Senior Notes due 2031 (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) filed on May 3, 2021 (“May 3, 2021 8-K”) and incorporated herein by reference).

4.14	Form of 2.600% Notes due 2031 (Included in Exhibit 4.1 to the May 3, 2021 8-K and incorporated herein by reference).
4.15
Fifth Supplemental Indenture to the 2020 Base Indenture, dated as of December 2, 2025, among Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee, in connection with the issuance of 4.650% Senior Notes due 2028, 4.750% Senior Notes due 2030, 2.400% Senior Notes due 2031, 5.375% Senior Notes due 2033, 3.375% Senior Notes due 2041 and 5.400% Senior Notes due 2048 (Exhibit 4.1 to our Current Report on Form 8-K filed on December 2, 2025 (“December 2, 2025 8-K”) and incorporated herein by reference).

4.16	Form of 4.650% Notes due 2028 (included in Exhibit 4.1 to the December 2, 2025 8-K and incorporated herein by reference).
4.17	Form of 4.750% Notes due 2030 (included in Exhibit 4.1 to the December 2, 2025 8-K and incorporated herein by reference).
4.18	Form of 2.400% Notes due 2031 (included in Exhibit 4.1 to the December 2, 2025 8-K and incorporated herein by reference).
4.19	Form of 5.375% Notes due 2033 (included in Exhibit 4.1 to the December 2, 2025 8-K and incorporated herein by reference).
4.20	Form of 3.375% Notes due 2041 (included in Exhibit 4.1 to the December 2, 2025 8-K and incorporated herein by reference).
4.21	Form of 5.400% Notes due 2048 (included in Exhibit 4.1 to the December 2, 2025 8-K and incorporated herein by reference).
4.22
Registration Rights Agreement, dated as of December 2, 2025, between Omnicom Group Inc., BofA Securities, Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Barclays Capital Inc., BNP Paribas Securities Corp., Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and HSBC Securities (USA) Inc. (included in Exhibit 4.8 to the December 2, 2025 8-K and incorporated herein by reference).

4.23
Base Indenture, dated as of November 22, 2021, among Omnicom Capital Holdings plc, as issuer, Omnicom Group Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (“2021 Base Indenture”), (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) filed on November 22, 2021 (“November 22, 2021 8-K”) and incorporated herein by reference).

4.24
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

4.25	Form of 2.250% Senior Notes due 2033 (included in Exhibit 4.2 to the November 22, 2021 8-K and incorporated herein by reference).
4.26
Base Indenture, dated as of March 6, 2024, among Omnicom Finance Holdings plc, as issuer, Omnicom Group Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated March 6, 2024 and incorporated herein by reference).

4.27
First Supplemental Indenture, dated as of March 6, 2024, among Omnicom Finance Holdings plc, as issuer, Omnicom Group Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-10551) dated March 6, 2024 and incorporated herein by reference).

4.28	Form of 3.700% Notes due 2032 (included in Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-10551) dated March 6, 2024 and incorporated herein by reference).
4.29
Fourth Supplemental Indenture, dated as of August 2, 2024, among Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 30, 2024, and incorporated herein by reference).

4.30	Form of 5.300% Notes due 2034 (included in Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 30, 2024, and incorporated herein by reference).
4.31	Description of Securities (Exhibit 4.17 to our Registration Statement on Form S-3ASR (File No. 333-282748) filed on October 21, 2024 and incorporated herein by reference).
4.32	Certain of the instruments defining the rights of holders of the long-term debt securities of Omnicom Group Inc. and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Omnicom Group Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
10.1†
Fourth Amended and Restated Five Year Credit Agreement, dated as of November 26, 2025, by and among Omnicom Group Inc., a New York corporation, any other subsidiary of Omnicom Group Inc. designated for borrowing privileges, the banks, financial institutions and other institutional lenders and initial issuing banks listed on the signature pages thereof, Citibank, N.A., JPMorgan Chase Bank, N.A., BofA Securities, Inc., and Wells Fargo Securities, LLC, as lead arrangers and book managers, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents, BNP Paribas, Deutsche Bank Securities Inc. and HSBC Bank USA, National Association, as documentation agents, and Citibank, N.A., as administrative agent for the lenders (Exhibit 10.1 to our Current Report on Form 8-K dated November 26, 2025 and incorporated herein by reference).

10.2*
Standard form of our Executive Salary Continuation Plan Agreement (Exhibit 10.5 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2012 and incorporated herein by reference).

10.3*	Standard form of the Director Indemnification Agreement (Exhibit 10.25 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 1989 and incorporated herein by reference).
10.4*
Senior Management Incentive Plan, As Amended and Restated on December 12, 2023 (Exhibit 10.6 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2023 and incorporated herein by reference).

10.5*	Omnicom Group Inc. SERCR Plan (Exhibit 10.10 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2011 and incorporated herein by reference).
10.6*
Omnicom Group Inc. SERCR Plan Amended and Restated Form of Award Agreement. (Exhibit 10.8 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2024 and incorporated herein by reference).

10.7*	Form of Indemnification Agreement (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2007 and incorporated herein by reference).
10.8*
Restricted Stock Unit Deferred Compensation Plan (Exhibit 10.16 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2008 (the “2008 10-K”) and incorporated herein by reference).

10.9*	Restricted Stock Deferred Compensation Plan (Exhibit 10.17 to the 2008 10-K and incorporated herein by reference).
10.10*	Amendment No. 1 to the Restricted Stock Deferred Compensation Plan (Exhibit 10.18 to the 2008 10-K and incorporated herein by reference).
10.11*	Amendment No. 2 to the Restricted Stock Deferred Compensation Plan (Exhibit 10.19 to the 2008 10-K and incorporated herein by reference).
10.12*	Form of Grant Notice and Option Agreement (Exhibit 10.20 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2010 (“2010 10-K”) and incorporated herein by reference).
10.13*	Form of Grant Notice and Restricted Stock Agreement (Exhibit 10.21 to 2010 10-K and incorporated herein by reference).
10.14*	Form of Grant Notice and Restricted Stock Unit Agreement (Exhibit 10.22 to 2010 10-K and incorporated herein by reference).
10.15*
2021 Incentive Award Plan – Performance Restricted Stock Unit Agreement - Form of Grant Notice and Agreement (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended September 30, 2024 and incorporated herein by reference).

10.16*	Omnicom Group Inc. 2013 Incentive Award Plan (Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 1-10551) filed on April 11, 2013 and incorporated herein by reference).
10.17*	Director Compensation and Deferred Stock Program (Exhibit 10.19 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2016 and incorporated herein by reference).

10.18*	Omnicom Group Inc. 2021 Incentive Award Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A, filed on March 25, 2021).
10.19*
2021 Incentive Award Plan Restricted Stock Unit Agreement - Form of Grant Notice and Agreement (Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2021 (“June 30, 2021 10-Q”) and incorporated herein by reference).

10.20*	2021 Incentive Award Plan Option Agreement - Form of Grant Notice and Agreement (Exhibit 10.3 to June 30, 2021 10-Q and incorporated herein by reference).
10.21*
The Interpublic Group of Companies, Inc. Amended and Restated 2019 Performance Incentive Plan (Exhibit 99.2 to Omnicom Group Inc.’s Registration Statement on Form S-8 (File No. 333-291814), filed November 26, 2025 and incorporated herein by reference).

10.22*
Amended and Restated Employment Agreement dated as of May 12, 2025 by and between Omnicom Management Inc., Omnicom Group Inc. and John D. Wren (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) filed on May 12, 2025 and incorporated herein by reference).

10.23*	Rochelle Tarlowe employment letter (Exhibit 10.3 to the March 31, 2020 10-Q and incorporated herein by reference).
10.24*
Director Compensation and Deferred Stock Program (As amended, effective January 1, 2025). (Exhibit 10.19 to our Annual Report on Form 10-K (file No. 1-10551) for the year ended December 31, 2024 and incorporated herein by reference).

10.25*	Omnicom 2026 Incentive Award Plan (Annex A to our Definitive Proxy Statement on Schedule 14A (File No. 1-10551) filed on December 22, 2025 and incorporated herein by reference).
19	“Insider Trading” Section of Omnicom Group Inc.’s Code of Business Conduct.
21	Subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification of Chairman and Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32
Certification of the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

97	Omnicom Group Inc. Clawback Policy (Exhibit 97 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2023 and incorporated herein by reference).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
† Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Omnicom hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.
* Management contracts and compensatory plans or arrangements required to be filed as an exhibit hereto.
Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICOM GROUP INC.
February 20, 2026	BY:	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN D. WREN	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2026
John D. Wren

/s/ PHILIP J. ANGELASTRO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2026
Philip J. Angelastro

/s/ ANDREW L. CASTELLANETA	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 20, 2026
Andrew L. Castellaneta

/s/ PHILIPPE KRAKOWSKY	Co-President, Co-Chief Operating Officer and Director	February 20, 2026
Philippe Krakowsky

/s/ MARY C. CHOKSI	Director	February 20, 2026
Mary C. Choksi

/s/ LEONARD S. COLEMAN, JR.	Director	February 20, 2026
Leonard S. Coleman, Jr.

/s/ MARK D. GERSTEIN	Director	February 20, 2026
Mark D. Gerstein

/s/ RONNIE S. HAWKINS	Director	February 20, 2026
Ronnie S. Hawkins

/s/ DEBORAH J. KISSIRE	Director	February 20, 2026
Deborah J. Kissire

/s/ GRACIA C. MARTORE	Director	February 20, 2026
Gracia C. Martore

/s/ PATRICIA SALAS PINEDA	Director	February 20, 2026
Patricia Salas Pineda

/s/ LINDA JOHNSON RICE	Director	February 20, 2026
Linda Johnson Rice

/s/ CASSANDRA SANTOS	Director	February 20, 2026
Cassandra Santos

/s/ VALERIE M. WILLIAMS	Director	February 20, 2026
Valerie M. Williams

/s/ PATRICK MOORE	Director	February 20, 2026
Patrick Moore

/s/ E. LEE WYATT JR.	Director	February 20, 2026
E. Lee Wyatt Jr.

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
Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Management, with the participation of our Chief Executive Officer, or CEO, Chief Financial Officer, or CFO, and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2025.
Omnicom management excluded IPG from its assessment of the effectiveness of Omnicom’s internal control over financial reporting as of December 31, 2025, in accordance with SEC staff guidance allowing management to exclude a recently acquired business from management’s report on internal control over financial reporting. IPG constituted 6% of total revenue for the year ended December 31, 2025 and 31% of total assets, excluding acquired goodwill and other intangible assets, as of December 31, 2025.
There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2025, dated February 20, 2026.
The Board of Directors of Omnicom has an Audit Committee comprised of five independent directors. The Audit Committee meets periodically with financial management, Internal Audit and the independent auditors to review accounting, control, audit and financial reporting matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Omnicom Group Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired The Interpublic Group of Companies, Inc. during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, The Interpublic Group of Companies, Inc.’s internal control over financial reporting associated with 6% of total revenue and 31% of total assets, excluding acquired goodwill and other intangible assets, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of The Interpublic Group of Companies, Inc.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.
Evaluation of the sufficiency of audit evidence over revenue recognition
As discussed in Note 3 to the consolidated financial statements, the Company provides an extensive range of marketing and sales solutions through its networks, connected capabilities and agencies, which operate in all major markets throughout the Americas, EMEA and Asia Pacific regions. Consolidated revenues across all disciplines and geographic markets was $17,271.9 million for the year-ended December 31, 2025.
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
Fair value of tradenames and customer relationships intangible assets acquired in The Interpublic Group of Companies, Inc. transaction
As discussed in Note 5 to the consolidated financial statements, on November 26, 2025, the Company completed its merger with The Interpublic Group of Companies, Inc. (IPG), with IPG surviving as a wholly owned subsidiary of Omnicom Group Inc. (Omnicom), which was accounted for as a business combination. Each share of IPG common stock was converted into 0.344 shares of common stock of Omnicom, plus cash in lieu of any fractional shares of Omnicom common stock that otherwise would have been issued. The purchase price was $8,893.5 million, of which, a preliminary estimated fair value of $792.0 million and $3,616.0 million was allocated to tradenames and customer relationships intangible assets, respectively. The fair value measurements of the tradenames and customer relationships intangible assets were determined using the relief-from-royalty method and the multi-period excess earnings method under the income approach, respectively.

We identified the evaluation of the acquisition-date preliminary fair values of certain acquired tradenames and customer relationships intangible assets (intangible assets) as a critical audit matter. Subjective auditor judgment, including specialized skills and knowledge, were required to evaluate the royalty rates, customer attrition rates, and discount rates applied. Changes in these assumptions could have a significant effect on the intangible assets’ fair values.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process. This included controls related to the determination of the royalty rates, customer attrition rates, and discount rates used in the Company’s models. We involved valuation professionals with specialized skills and knowledge who assisted in:
• assessing the reasonableness of the royalty rates by comparing them to observable market royalty rates and evaluating the nature of the tradenames acquired
• evaluating the customer attrition rates by comparing them to historical attrition rates and industry information
• evaluating the Company’s discount rates by comparing them to an independently developed range of discount rates using publicly available market data for comparable entities.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
New York, New York
February 20, 2026

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$6,881.1	$4,339.4
Accounts receivable, net of allowance for doubtful accounts of $11.9 and $15.0	14,398.0	9,242.0
Work in process	3,408.9	1,622.2
Assets held for sale	1,012.2	—
Other current assets	1,765.2	1,019.4
Total Current Assets	27,465.4	16,223.0
Property and Equipment at cost, less accumulated depreciation of $1,386.8 and $1,096.9	1,010.3	824.7
Operating Lease Right-Of-Use Assets	1,379.8	1,043.6
Equity Method Investments	65.9	59.0
Goodwill	18,641.4	10,677.4
Intangible Assets, net of accumulated amortization of $903.2 and $832.3	5,101.0	522.0
Other Assets	751.5	271.0
TOTAL ASSETS	$54,415.3	$29,620.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$20,659.5	$12,484.4
Customer advances	1,727.6	1,336.1
Current portion of debt	1,399.5	—
Short-term debt	62.0	21.3
Taxes payable	264.9	402.5
Liabilities held for sale	1,261.0	—
Other current liabilities	4,163.7	2,056.0
Total Current Liabilities	29,538.2	16,300.3
Long-Term Liabilities	1,099.5	804.2
Long-Term Liability - Operating Leases	1,617.0	814.2
Long-Term Debt	7,655.0	6,035.3
Deferred Tax Liabilities	1,449.4	491.8
Commitments and Contingent Liabilities (Note 19)
Temporary Equity - Redeemable Noncontrolling Interests	363.2	429.0
Equity:
Shareholders’ Equity:
Preferred stock, $1.00 par value, 7.5 million shares authorized, none issued	—	—
Common stock, $0.15 par value, 1.0 billion shares authorized, 421.6 million shares issued, 313.1 million and 196.4 million shares outstanding	63.2	44.6
Additional paid-in capital	9,424.4	472.1
Retained earnings	10,782.4	11,500.5
Accumulated other comprehensive income (loss)	(1,265.8)	(1,475.9)
Treasury stock, at cost, 108.5 million and 100.8 million shares	(6,958.4)	(6,347.8)
Total Shareholders’ Equity	12,045.8	4,193.5
Noncontrolling interests	647.2	552.4
Total Equity	12,693.0	4,745.9
TOTAL LIABILITIES AND EQUITY	$54,415.3	$29,620.7
The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$17,271.9	$15,689.1	$14,692.2
Operating Expenses:
Salary and service costs	12,644.0	11,432.5	10,701.2
Occupancy and other costs	1,366.7	1,274.4	1,168.8
Severance and repositioning costs	1,247.0	57.8	191.5
Loss (gain) on assets held for sale and dispositions	547.1	—	(78.8)
Cost of services	15,804.8	12,764.7	11,982.7
Selling, general and administrative expenses	745.7	408.1	393.7
Depreciation and amortization	276.7	241.7	211.1
Total Operating Expenses	16,827.2	13,414.5	12,587.5
Operating Income	444.7	2,274.6	2,104.7
Interest Expense	263.4	247.9	218.5
Interest Income	96.9	100.9	106.7
Income Before Income Taxes and Income From Equity Method Investments	278.2	2,127.6	1,992.9
Income Tax Expense	242.2	560.5	524.9
Income From Equity Method Investments	7.7	6.9	5.2
Net Income	43.7	1,574.0	1,473.2
Net Income Attributed To Noncontrolling Interests	98.2	93.4	81.8
Net Income (Loss) - Omnicom Group Inc.	$(54.5)	$1,480.6	$1,391.4

Net Income (Loss) Per Share - Omnicom Group Inc.:
Basic	$(0.27)	$7.54	$6.98
Diluted	$(0.27)	$7.46	$6.91

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net Income	$43.7	$1,574.0	$1,473.2
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	5.4	4.4	5.6
Income tax effect	(1.7)	(1.3)	(1.6)
Cash flow hedge, net of tax	3.7	3.1	4.0
Pension and other postemployment benefits:
Unrecognized actuarial gains (losses) and prior service cost for the period	(25.5)	18.7	(6.8)
Amortization of prior service cost and actuarial losses	3.3	5.8	4.8
Income tax effect	7.5	(7.3)	0.6
Pension and other postemployment benefits, net of tax	(14.7)	17.2	(1.4)
Foreign currency translation adjustment	228.4	(171.7)	98.9
Other Comprehensive Income (Loss)	217.4	(151.4)	101.5
Comprehensive Income	261.1	1,422.6	1,574.7
Comprehensive Income Attributed To Noncontrolling Interests	105.9	80.3	83.0
Comprehensive Income - Omnicom Group Inc.	$155.2	$1,342.3	$1,491.7

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Beginning Common Stock, shares	297.2	297.2	297.2
Acquisition of IPG	124.4	—	—
Ending Common Stock, shares	421.6	297.2	297.2
Common Stock, par value	$63.2	$44.6	$44.6
Additional Paid-in Capital:
Beginning balance	472.1	492.0	571.1
Acquisition of IPG	8,872.9	—	—
Net change in noncontrolling interests	(38.6)	(9.9)	(88.1)
Change in temporary equity	93.9	(24.0)	(27.2)
Share-based compensation	100.8	91.4	84.8
Common stock issued, share-based compensation	(76.7)	(77.4)	(48.6)
Ending balance	9,424.4	472.1	492.0
Retained Earnings:
Beginning balance	11,500.5	10,571.5	9,739.3
Net income (loss)	(54.5)	1,480.6	1,391.4
Common stock dividends declared	(663.6)	(551.6)	(559.2)
Ending balance	10,782.4	11,500.5	10,571.5
Accumulated Other Comprehensive Income (Loss):
Beginning balance	(1,475.9)	(1,337.6)	(1,437.9)
Other comprehensive income (loss)	210.1	(138.3)	100.3
Ending balance	(1,265.8)	(1,475.9)	(1,337.6)
Treasury Stock:
Beginning balance	(6,347.8)	(6,154.2)	(5,665.0)
Common stock issued, share-based compensation	102.8	179.1	86.0
Common stock repurchased	(713.4)	(372.7)	(575.2)
Ending balance	(6,958.4)	(6,347.8)	(6,154.2)
Shareholders’ Equity	12,045.8	4,193.5	3,616.3
Noncontrolling Interests:
Beginning balance	552.4	608.8	524.3
Acquisition of IPG	211.3	—	—
Net income (loss)	98.2	93.4	81.8
Other comprehensive income (loss)	7.6	(13.1)	1.2
Dividends to noncontrolling interests	(82.9)	(85.4)	(70.9)
Net change in noncontrolling interests	(139.4)	(51.3)	72.4
Ending balance	647.2	552.4	608.8
Total Equity	$12,693.0	$4,745.9	$4,225.1

Dividends Declared Per Common Share	$2.90	$2.80	$2.80

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$43.7	$1,574.0	$1,473.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of right-of-use assets	145.1	136.1	130.8
Amortization of intangible assets	131.6	105.6	80.3
Share-based compensation	100.8	91.4	84.8
Severance and repositioning costs	1,247.0	57.8	191.5
Loss (gain) on assets held for sale and dispositions	547.1	—	(78.8)
Other, net	10.8	(0.2)	3.0
Increase (decrease) in operating capital	712.1	(231.2)	(462.9)
Net Cash Provided By Operating Activities	2,938.2	1,733.5	1,421.9
Cash Flows from Investing Activities:
Capital expenditures	(149.8)	(140.6)	(78.4)
Net cash received (paid) for acquisition of businesses and interests in affiliates	1,079.5	(902.1)	(93.3)
Maturity of short-term investments	—	—	60.8
Proceeds from disposition of subsidiaries and other	50.5	(16.0)	190.0
Net Cash Provided By (Used In) Investing Activities	980.2	(1,058.7)	79.1
Cash Flows from Financing Activities:
Proceeds from borrowings	—	1,235.5	—
Repayment of debt	—	(750.0)	—
Change in short-term debt	(42.0)	12.6	(8.7)
Dividends paid to common shareholders	(549.6)	(552.7)	(562.7)
Repurchases of common stock	(707.9)	(370.7)	(570.8)
Proceeds from stock plans	27.2	102.1	35.6
Acquisition of additional noncontrolling interests	(116.7)	(53.6)	(87.6)
Dividends paid to noncontrolling interest shareholders	(82.9)	(85.4)	(70.9)
Payment of contingent purchase price obligations	(48.4)	(42.4)	(67.7)
Other, net	(70.3)	(77.4)	(55.0)
Net Cash Used In Financing Activities	(1,590.6)	(582.0)	(1,387.8)
Effect of foreign exchange rate changes on cash and cash equivalents	213.9	(185.4)	37.0
Net Increase (Decrease) in Cash and Cash Equivalents	2,541.7	(92.6)	150.2
Cash and Cash Equivalents at the Beginning of Year	4,339.4	4,432.0	4,281.8
Cash and Cash Equivalents at the End of Year	$6,881.1	$4,339.4	$4,432.0

The accompanying notes to the consolidated financial statements are an integral part of these statements.

1. Presentation of Financial Statements
Omnicom is a strategic holding company that operates through global networks, connected capabilities and specialized agencies, which connect its comprehensive portfolio of companies to deliver marketing, sales, communications, and commerce services to many of the largest global companies. Our products and service offerings support client objectives across our primary focus areas: media, content, commerce, generative AI, and branding communications.
The terms “Omnicom,” “the Company”, “we”, “our” and “us” each refer to Omnicom Group Inc. and its subsidiaries, unless the context indicates otherwise. The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP or GAAP. All intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Unless otherwise noted, dollars in tables are in millions, except per share amounts.
Merger with IPG
On November 26, 2025 (the “Closing Date”), Omnicom completed its Merger with IPG (the “Merger”). As previously reported, on December 8, 2024, Omnicom entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IPG and EXT Subsidiary Inc., a Delaware corporation and a direct wholly owned subsidiary of Omnicom (“Merger Sub”). On the Closing Date, pursuant to the terms and conditions of the Merger Agreement, Merger Sub merged with and into IPG (the “Merger”), with IPG continuing as the surviving corporation and a direct wholly owned subsidiary of Omnicom.
Upon completion of the Merger, the 361,498,876 shares of IPG common stock (the “IPG common stock”) (par value $0.10 per share) that were issued and outstanding immediately prior to the Merger were converted into 124,352,188 shares of Omnicom common stock (par value $0.15 per share) based on an exchange ratio (the “Exchange Ratio”) of 0.344 shares of Omnicom common stock for each share of IPG common stock. The shares issued represented total equity consideration of $8,891.2 million at closing and total consideration of $8,893.5 million, excluding debt assumed in connection with the IPG Exchange Offers (as defined below). For the full year 2025, we recorded $347.3 million of acquisition-related costs related to the Merger in selling, general and administrative expenses, compared to $14.6 million in the prior year. Following the close of the Merger, Omnicom shareholders owned approximately 60.6% of the combined company and IPG shareholders owned approximately 39.4%, on a fully diluted basis.
Omnicom common stock continues to trade on the New York Stock Exchange, or NYSE, under the symbol “OMC,” and IPG’s common stock ceased trading. The Merger qualified as a tax-free reorganization for U.S. federal income tax purposes, and the combined company operates under the Omnicom name with headquarters in New York, New York.
Omnicom is the acquirer of IPG under U.S. GAAP and as a result, the consolidated financial statements of Omnicom for periods prior to the Closing Date do not include the results of operations, financial position, or cash flows of IPG. The results of operations of IPG are included in Omnicom’s consolidated financial statements only from the Closing Date forward. Accordingly, Omnicom’s financial results, the effects on financial condition and cash flow are not comparable to historical periods due to the inclusion of IPG’s results from the Closing Date, see Note 5 to the consolidated financial statements.
IPG Senior Notes Exchange Offers
In connection with the Merger, Omnicom commenced offers to exchange all outstanding notes of certain series issued by IPG for up to $2.95 billion in aggregate principal amount of new notes issued by Omnicom (the “IPG Exchange Offers”). As a result of the IPG Exchange Offers, which were completed on December 2, 2025, approximately 94% of IPG's outstanding senior notes were exchanged for $2.76 billion in aggregate principal amount of new notes issued by Omnicom. The remaining approximately 6% of IPG's senior notes that were not tendered for exchange by holders remain outstanding obligations of IPG, a wholly owned subsidiary of Omnicom (see Note 7 to the consolidated financial statements).
Risks and Uncertainties
Global economic disruptions, including geopolitical events, international hostilities, acts of terrorism, public health crises, inflation or stagflation, tariffs and other trade barriers, central bank interest rate policies in our major markets, and labor or supply chain challenges, could contribute to economic uncertainty and volatility. The impact of these conditions on our business may vary by geographic market and service discipline. We monitor macroeconomic conditions, client revenue levels, and other relevant factors and may take actions to align our cost structure with changes in client demand and to manage working capital. However, there can be no assurance that such actions will be sufficient to mitigate the effects of adverse economic conditions, reductions in client spending, changes in client creditworthiness, or other developments.
Accounting Changes
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

On January 1, 2024, we adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), that requires retrospective disclosure of significant expenses that are regularly provided to the chief operating decision maker (see Note 8 to the consolidated financial statements). ASU 2023-07 was effective for annual periods beginning January 1, 2024 and for interim periods beginning January 1, 2025. ASU 2023-07 affects financial statement disclosure only, and its adoption did not affect our results of operations or financial condition.
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
Generally, our short-term contracts, which normally take 30 to 90 days to complete, are performed by a single agency and consist of a single performance obligation. As a result, we do not consider the underlying services as separate or distinct performance obligations because our services are highly interrelated, occur in close proximity, and the integration of the various components of a marketing message is essential to overall service. In certain of our long-term client contracts, which have a term of up to one year, the performance obligation is a stand-ready obligation, because we provide a constant level of similar services over the term of the contract. In other long-term contracts, when our services are not a stand-ready obligation, we consider our services distinct performance obligations and allocate the transaction price to each separate performance obligation based on its stand-alone selling price, including contracts for strategic media planning and buying services, which are considered to be multiple performance obligations, and we allocate the transaction price to each distinct service based on the staffing plan and the stand-alone selling price. In substantially all of our creative services contracts, we have distinct performance obligations for our services, including certain creative services contracts where we act as an agent and arrange, at the client’s direction, for third parties to perform studio production efforts. Our payment terms vary by client, and the time between invoicing date and due date is typically not significant.
Revenue Recognition Methods. A substantial portion of our revenue is recognized over time, as the services are performed, because the client receives and consumes the benefit of our performance throughout the contract period, or we create an asset with no alternative use and are contractually entitled to payment for our performance to date in the event the client terminates the contract for convenience. For these client contracts, other than when we have a stand-ready obligation to perform services, revenue is recognized over time using input measures that correspond to the level of staff effort expended to satisfy the performance obligation on a rate per hour or equivalent basis. For client contracts when we have a stand-ready obligation to perform services on an ongoing basis over the life of the contract, typically for periods up to one year, where the scope of these arrangements is broad and there are no significant gaps in performing the services, we recognize revenue using a time-based measure resulting in a straight-line revenue recognition. From time to time, there may be changes in the client service requirements during the term of a contract and the changes could be significant. These changes are typically negotiated as new contracts covering the additional requirements and the associated costs, as well as additional fees for the incremental work to be performed. For contracts greater than 1 year, primarily within our data management contracts, revenue is generally recognized over time as services are delivered.
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
Business Combinations. In a business combination, the assets acquired, including identified intangible assets, liabilities assumed and any noncontrolling interest in the acquired business are recorded at acquisition date fair value. Intangible assets generally comprise customer relationships, including the related customer contracts, trade names and purchased or internally developed technology or software. The fair value measurements of the customer relationships and trade names intangible assets are primarily determined using the multi-period excess earnings method and the relief-from-royalty method under the income approach, respectively. In circumstances where control is obtained and less than 100% of a business is acquired, goodwill related to the noncontrolling shareholders is recorded as if 100% were acquired. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs are expensed as incurred. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are recorded as a liability at the acquisition date fair value using the discount rate in effect on the acquisition date. Subsequent changes in the fair value of the liability are recorded in results of operations. Amounts earned under the contingent purchase price arrangements may be subject to a maximum and payment is not contingent upon future employment. The results of operations of acquired businesses are included in results of operations from the acquisition date (see Notes 1 and 5 to the consolidated financial statements).
Goodwill and Intangible Assets. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired. Goodwill is not amortized but is reviewed for impairment. Intangible assets are amortized over their estimated useful lives ranging from five to twenty years. We consider a number of factors in determining the useful lives and amortization method, including the pattern in which the economic benefits are consumed, as well as trade name recognition and customer attrition. There is no estimated residual value for the intangible assets.
We evaluate goodwill for impairment at least annually on May 1 and whenever events or circumstances indicate the carrying value may not be recoverable. The impairment evaluation compares the fair value of each reporting unit, which we identified as our four agency networks, to its carrying value, including goodwill. If the fair value of the reporting unit is equal to or greater than its carrying value, goodwill is not impaired. Goodwill is impaired when the carrying value of the reporting unit exceeds its fair value. Goodwill is written down to its fair value through a non-cash expense recorded in results of operations in the period the impairment is identified.
We identified our regional reporting units as components of our operating segments, which are our four global agency networks. The regional reporting units and connected capabilities monitor the performance and are responsible for the agencies in their region. The regional reporting units report to the segment managers and facilitate the administrative and logistical requirements of our key client matrix organization structure for delivering services to clients in their regions. We have concluded that, for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and in FASB ASC Topic 350. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, and the employees share similar skill sets. The main economic components of each agency are employee compensation and related costs, and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses.

Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our virtual client network strategy. We use the following valuation methodologies to determine the fair value of our reporting units: (1) the income approach, which utilizes discounted expected future cash flows, (2) comparative market participant multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) and (3) when available, consideration of recent and similar acquisition transactions. The market assumptions used in our assessment reflected the current economic environment (see Note 1 to the consolidated financial statements).
Based on the results of the annual impairment test, we concluded that, at May 1, 2025 and 2024, goodwill was not impaired because either the fair value of each reporting unit was substantially in excess of its respective net book value, or for reporting units with a negative book value, fair value of assets exceeds total assets. Subsequent to the annual goodwill impairment test, there have been no events or circumstances that triggered the need for an interim impairment test.
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
Foreign Currency Translation and Transactions. Substantially all of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities are translated from the local functional currency into U.S. Dollars at the exchange rate on the balance sheet date and revenue and expenses are translated at the average exchange rate for the period. Translation adjustments are recorded in accumulated other comprehensive income. Foreign currency gains and losses arising from transactions not in the subsidiaries’ local currency are recorded in results of operations. We recorded foreign currency transaction losses of $19.3 million, $5.4 million and $14.0 million in 2025, 2024 and 2023, respectively. Foreign currency gains and losses for hyper-inflationary economies are recorded in results of operations.
Share-Based Compensation. Share-based compensation for restricted stock and stock option awards is measured at the grant date fair value. The fair value of restricted stock awards is determined and fixed using the closing price of our common stock on the grant date and is recorded in additional paid-in capital. The fair value of stock option awards is determined using the Black-Scholes option valuation model. For awards with a service only vesting condition, compensation expense is recognized on a straight-line basis over the requisite service period. For awards with a performance vesting condition, compensation expense is recognized on a graded-vesting basis. Typically, all share-based awards are settled with treasury stock. See Note 10 to the consolidated financial statements for additional information regarding our specific award plans.
Severance. The liability for one-time termination benefits, such as severance pay or benefit payouts, is measured and recognized at fair value in the period the liability is incurred. Subsequent changes to the liability are recognized in results of operations in the period of change.
Pension and Other Postemployment Benefits. We have various defined benefit and defined contribution plans and post employment benefits plans throughout the world, including statutory plans in certain countries. Our significant plans include a Senior Executive Retention Plan and Key Executive Retention Plan that cover certain executives. In addition, we have postemployment benefit plans for various key employees that primarily cover a period of 10 years after cessation of full-time employment. For all of our pension and postemployment benefit plans, we use actuarial methods and assumptions in determining our annual net pension and postemployment benefit costs and obligations, including the discount rate used to determine the present value of future benefits, expected long-term rate of return on plan assets and compensation cost trends. The overfunded or underfunded status of our pension and other postemployment benefit plans is recorded on the balance sheet (see Note 12 to the consolidated financial statements).

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
Concentration of Credit Risk. We provide data-inspired, creative marketing and sales solutions to several thousand clients that operate in nearly every industry sector of the global economy, and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.4% of revenue in 2025.
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
3. Revenue
Nature of our services
We provide data-inspired, creative marketing and sales solutions through various client-centric networks that are organized to meet specific client objectives. Our networks, connected capabilities and agencies provide a comprehensive range of services in the following fundamental disciplines: Media & Advertising, Precision Marketing, Public Relations, Healthcare, Branding & Retail Commerce, Experiential, and Execution & Support. Media & Advertising includes creative services across digital and traditional media, strategic media planning and buying, performance media, data analytics services, and Omnicom Production. Precision Marketing includes digital and direct marketing, digital transformation consulting, e-commerce operations, media execution, market intelligence and data and analytics. Public Relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes corporate communications and advertising and media services to global healthcare and pharmaceutical companies. Branding & Retail Commerce services include brand and product consulting, strategy and research and retail marketing. Experiential marketing services include live and digital events and experience design and execution. Execution & Support includes field marketing, sales support, digital and physical merchandising, point-of-sale and product placement, as well as other specialized marketing and custom communications services. At the core of all our services is the ability to create or develop a client’s marketing or corporate communications message into content that can be delivered to a target audience across different communications mediums.
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.

Revenue by discipline:

	Year Ended December 31,
	2025	2024	2023
Media & Advertising	$10,015.9	$8,656.1	$8,101.8
Precision Marketing	1,938.5	1,776.3	1,414.7
Public Relations	1,613.6	1,640.8	1,540.3
Healthcare	1,379.9	1,337.1	1,342.4
Branding & Retail Commerce	617.6	726.4	788.0
Experiential	862.7	719.5	635.3
Execution & Support	843.7	832.9	869.7
Revenue	$17,271.9	$15,689.1	$14,692.2
Revenue by geographic market:

	Year Ended December 31,
	2025	2024	2023
Americas:
North America	$9,592.2	$8,650.2	$7,951.0
Latin America	540.2	433.7	386.8
EMEA:
Europe	4,804.9	4,439.0	4,266.9
Middle East and Africa	409.2	319.2	309.6
Asia-Pacific	1,925.4	1,847.0	1,777.9
Revenue	$17,271.9	$15,689.1	$14,692.2
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for 2025, 2024 and 2023 was $9,102.5 million, $8,186.5 million and $7,471.6 million, respectively.
Contract balances
Contract balances include work in process and customer advances that primarily consist of advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs.

	December 31,
	2025	2024
Work in process:
Media and production costs	$2,200.1	$864.0
Unbilled fees and costs and contract assets	1,208.8	758.2
Work in process	$3,408.9	$1,622.2
Customer advances	$1,727.6	$1,336.1
There were no impairment charges to work in process recorded in 2025 or 2024.
The majority of our contracts are for periods of one year or less, with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $497.9 million of unsatisfied performance obligations as of December 31, 2025, which will be recognized as services are performed over the remaining contractual terms through 2030.

4. Net Income per Share
Basic and diluted net income per share:

	Year Ended December 31,
	2025	2024	2023
Net income (loss) - Omnicom Group Inc.	$(54.5)	$1,480.6	$1,391.4
Weighted average shares (millions):
Basic	204.9	196.4	199.4
Dilutive stock options and restricted shares	—	2.2	2.0
Diluted*	204.9	198.6	201.4

Anti-dilutive stock options and restricted shares (millions):	6.0	—	—
Net income (loss) per share - Omnicom Group Inc.:
Basic	$(0.27)	$7.54	$6.98
Diluted	$(0.27)	$7.46	$6.91
*The number of shares excluded from diluted shares outstanding were 1.2 million for the year ended December 31, 2025, because the effect would have been anti-dilutive. There were no shares excluded from diluted shares outstanding for the years ended December 31, 2024 or December 31, 2023.
The increase in our weighted average shares in 2025 is a result of the inclusion of one month of outstanding shares issued in connection with the acquisition of IPG, see Notes 1 and 5 to the consolidated financial statements.
5. Business Combinations
Overview of Acquisition Strategy
Our acquisition strategy focuses on building expertise within an assembled workforce to enhance our strategic business platforms and agency brands, including expanding geographic reach and service offerings. In evaluating acquisitions, we consider factors such as specialized know-how, competitive position, client relationships, and geographic coverage, with expected benefits typically shared across multiple agencies and regions. One of the primary drivers of executing our acquisition strategy is the existence of, or the ability to expand, our existing client relationships. The expected benefits of our acquisitions are typically shared across multiple agencies and regions.
For each acquisition, we identify and separately value identifiable intangible assets using market participant assumptions to determine fair value. This approach includes consideration of similar and recent transactions, the use of discounted expected cash flow methodologies, and, when available and as appropriate, the use of comparative market multiples to supplement our analysis. Identifiable intangible assets primarily consist of customer relationships, trade names, and core technology, software tools and platforms for internal use.
General Acquisition Activity
In 2025, we completed two acquisitions that increased goodwill by $7,698.6 million, the most significant of which was the Merger with IPG, discussed below. During 2025 and 2024, we also acquired additional equity interests in certain majority-owned subsidiaries, which were accounted for as equity transactions and did not result in additional goodwill.
Certain acquisitions include contingent consideration arrangements (earn-outs) based on the future performance of the acquired businesses. Contingent consideration liabilities are measured at fair value on the acquisition date and remeasured at fair value at each reporting period until settled. As of December 31, 2025 and 2024, contingent purchase price liabilities were $214.9 million and $220.1 million, respectively, of which $95.8 million and $56.0 million, respectively, were classified as current liabilities.
Merger with IPG
Transaction Overview
On November 26, 2025, we completed the Merger with IPG (see Note 1 to the consolidated financial statements). The Merger combines complementary capabilities and service offerings and is expected to expand client opportunities and support long-term growth.
Purchase Consideration
Pursuant to the Merger Agreement, each outstanding share of IPG common stock (other than certain excluded shares) was converted into the right to receive 0.344 shares of Omnicom’s common stock and cash in lieu of fractional shares, resulting in the issuance of 124,352,188 shares of Omnicom’s common stock upon closing. Following the close of the Merger, legacy Omnicom shareholders owned approximately 60.6% of the combined company, and legacy IPG shareholders owned approximately 39.4%, on a fully diluted basis.

The total consideration paid was $8,893.5 million, consisting of primarily equity consideration of $8,891.2 million. The following table summarizes the purchase consideration:

Fair value of shares issued to IPG shareholders[1]	$8,891.2
Cash paid for fractional shares	0.3
Fair value of equity awards[2]	2.0
Total Consideration	$8,893.5
1) The fair value of shares issued reflects the number of IPG shares outstanding at the Closing Date multiplied by the Exchange Ratio and Omnicom’s closing share price on the Closing Date.
2) Represents the fair value of director awards that were settled as part of the closing consideration through the issuance of shares and assumed stock option awards.
Preliminary Purchase Price Allocation
The following table summarizes the preliminary fair values of the tangible and identifiable assets acquired and liabilities assumed as of the Closing Date:

Cash and Cash equivalents	$1,080.6	Accounts payable	$7,065.9
Accounts receivable	5,753.5	Customer advances	715.8
Work in process	2,227.6	Short-term debt	42.4
Assets held for sale	267.5	Liabilities held for sale	106.5
Other current Assets	579.6	Other current liabilities	1,673.0
Property and equipment	251.6	Long-term liabilities	220.2
Operating lease right-of-use assets	597.9	Long-term liability - operating leases	876.4
Equity Method Investments	41.8	Long-term debt	2,764.9
Intangible assets	4,640.3	Deferred tax liabilities, net	948.7
Other Assets	395.0	Non-controlling interests	211.7
Total Assets	$15,835.4	Redeemable non-controlling interest	11.2
		Total Liabilities and Non-controlling interest	$14,636.7

		Fair value of net assets acquired	$1,198.7
		Goodwill	7,694.8
		Total Consideration	$8,893.5
The purchase price allocation is preliminary as of December 31, 2025. The Company has not yet finalized the valuation of certain assets acquired and liabilities assumed, including identifiable intangible assets due to the period of time from the close of the acquisition to the reporting date. The purchase price allocation may be adjusted during the measurement period, which will not exceed one year from the acquisition date. Non-controlling interests represent equity interests in certain acquired subsidiaries not attributable to the Company and were measured at fair value on the acquisition date. Assets and liabilities classified as held for sale were valued at fair market value, which approximated net realizable value and are discussed further in Note 14 to the consolidated financial statements.
Goodwill primarily represents the expertise and value of the assembled workforce and other intangible benefits that do not qualify for separate recognition. Goodwill is not expected to be deductible for income tax purposes.
Identifiable Intangible Assets
The following table summarizes the preliminary allocation of purchase consideration to identifiable intangible assets acquired:

	Fair Value	Weighted-average estimated useful life
Trade names	$792.0	11 years
Customer relationships	3,616.0	15 years
Technology and other	232.3	5 years
Total identified intangible assets acquired	$4,640.3

•Trade names: the fair value of various IPG trade names were determined by applying the relief from royalty method under the income approach. The estimated useful life was determined based on the expected life of the trade names and the cash flows anticipated over the forecast period, which ranged up to 20 years.
•Customer relationships: representing the fair value of future projected revenue that will be derived from services provided to existing customers of IPG and were valued using the profit contribution method under the income approach. The estimated useful life was determined by evaluating many factors, including the useful life of other similar intangible assets and historical customer turnover rates and ranged up to fifteen years.
•Technology and other: primarily relates to core technology and software tools and platforms for internal use and which supports, underpins and is integrated with our services offered to clients. It is not available to clients in separate fee for service arrangements. Accordingly, the Company valued the acquired technology based on the replacement cost of similar assets. The economic useful life was determined based on the technology cycle for the acquired technology, not exceeding five years.
Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives to cost of sales and operating expenses.
Results of Operations
The following table presents the results of operations of IPG for the period from the Closing Date through December 31, 2025:

Year Ended December 31,
2025
Revenue	$1,078.7
Operating Loss	(172.2)
Net Loss	$(153.1)
Acquisition-Related Costs
During the years ended December 31, 2025 and 2024, the Company incurred approximately $347.3 million and $14.6 million, respectively, of acquisition-related costs associated primarily with the Merger. These costs consist mainly of third-party professional fees and certain compensation-related charges and were recorded within selling, general and administrative expenses in the consolidated statements of income. The Company may incur additional acquisition-related costs in the future related to the Merger.
Supplemental Unaudited Pro Forma Information
The following unaudited pro forma combined financial information presents the consolidated results of operations as if the acquisition of IPG had occurred on January 1, 2024. The unaudited pro forma information was prepared in accordance with ASC 805. It includes adjustments for amortization of acquired intangible assets, transaction-related costs, expense adjustments related to the effects of recording assets and liabilities at fair value, and the related income tax effects. The unaudited pro forma information does not include anticipated synergies, future integration costs, or other expected benefits of the Merger.

	Year Ended December 31,
	2025	2024
Revenue	$26,480.7	$26,380.8
Operating Income	1,212.2	2,849.8
Net Income	$425.7	$1,675.5
In 2025, the Company incurred approximately $347.3 million of transaction-related costs. The costs are included in selling, general and administrative costs in the consolidated income statement for the year ended December 31, 2025 and are reflected in the pro forma earnings for the year ended December 31, 2024.
Pro Forma Operating Income and Net Income for each of the years ended December 31, 2025 and 2024 reflect amortization expense of approximately $240.0 million, and amortization expense net of tax of approximately $180.2 million, primarily related to newly acquired intangible assets in connection with the Merger.
Other Acquisitions
Flywheel Acquisition
On January 2, 2024, we acquired Flywheel Digital, the digital commerce business of Ascential plc, for a net cash purchase price of approximately $845 million. The principal tangible assets and liabilities acquired were net working capital, and the intangible assets acquired totaled $182.6 million, primarily consisting of customer relationships, intellectual property, and trade names. Goodwill of $672.5 million was recorded, of which the amount attributable to the U.S. operations of Flywheel Digital will be deductible for U.S. income tax purposes. The effect of the acquisition on our financial statements was not material to our financial condition or results of operations.

6. Goodwill and Intangible Assets
Change in goodwill:

	December 31,
	2025	2024
January 1	$10,677.4	$10,082.3
Acquisitions	7,698.6	761.2
Noncontrolling interests in acquired businesses	2.7	22.8
Contingent purchase price obligations of acquired businesses	2.6	—
Planned dispositions (see Note 14)	(66.2)	(6.0)
Foreign currency translation	326.3	(182.9)
December 31	$18,641.4	$10,677.4
The increase in goodwill in 2025 and 2024 is primarily attributable to the acquisitions of IPG and Flywheel Digital, respectively. There were no goodwill impairment losses recorded in 2025 or 2024, and there are no accumulated goodwill impairment losses.
Intangible assets:

	December 31,
	2025			2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trade Names	929.9	(76.5)	853.4	153.7	(73.1)	80.6
Customer Relationships	4,389.5	(504.1)	3,885.4	813.7	(484.0)	329.7
Technology and other	409.2	(79.6)	329.6	128.7	(48.9)	79.8
Acquired intangible assets and internally developed strategic platform assets	$5,728.6	$(660.2)	$5,068.4	$1,096.1	$(606.0)	$490.1
Other purchased and internally developed software	275.6	(243.0)	32.6	258.3	(226.3)	32.0
Intangible Assets	$6,004.2	$(903.2)	$5,101.0	$1,354.4	$(832.3)	$522.1
The increase in the gross carrying value of acquired intangible assets for 2025 and 2024 was primarily related to the $4,640.3 million and $182.6 million of combined customer relationships, intellectual property and trade names for IPG and Flywheel Digital, respectively.
Amortization of intangible assets:

	Year Ended December 31,
	2025	2024	2023
Acquired intangible assets and internally developed strategic platform assets	$115.8	$87.5	$61.8
Other purchased and internally developed software	15.8	18.1	18.5
Amortization Expense	$131.6	$105.6	$80.3
Estimated amortization expense at December 31, 2025:

2026	$383.1
2027	382.6
2028	378.6
2029	371.6
2030	358.8

7. Debt
IPG Senior Notes Exchange Offers
In connection with the Merger, Omnicom commenced offers to exchange all outstanding notes of certain series issued by IPG for up to $2.95 billion in aggregate principal amount of new notes issued by Omnicom. As a result of these exchange offers, which were completed on December 2, 2025, approximately 94% of IPG's outstanding senior notes were exchanged for $2.76 billion in aggregate principal amount of new notes issued by Omnicom (the “Exchange Senior Notes”). The only cash exchanged was related to the consent payment of $2.7 million and the remaining debt exchange is presented as a non-cash financing activity. The remainder of the acquired IPG senior notes, representing approximately $185.0 million in aggregate principal amount (the “IPG Senior Notes”), that were not exchanged pursuant to the exchange offers remain obligations of IPG and will continue to be subject to their existing terms, as modified by the amendments made in the exchange offers and consent solicitations. Collectively, the aggregate principal amount of the Exchange Senior Notes and IPG Senior Notes is $2.95 billion. As of December 31, 2025, the unamortized discount related to the fair value adjustment of the Exchange Senior Notes and IPG Senior Notes was $183.9 million. Consent payments in connection with the exchange offers included $2.7 million capitalized as debt issuance costs and $13.2 million recorded as interest expense. Interest on the Exchange Senior Notes and IPG Senior Notes will be payable semi-annually in arrears.
Credit Facility
On November 26, 2025, the Company entered into a Fourth Amended and Restated Five Year Credit Agreement (the “Credit Agreement Amendment”), which amended and restated the Company’s Third Amended and Restated Five Year Credit Agreement, dated as of June 2, 2023. The Credit Agreement Amendment, among other things, (i) increased the unsecured multi-currency revolving credit facility (the “Credit Facility”) amount from $2.5 billion to $3.5 billion, (ii) reduced the facility fee and applicable margin, (iii) extended the termination date (with respect to the available commitments of the extending lenders) from June 2, 2028 to November 26, 2030 and (iv) designated Omnicom as sole borrower under the Credit Facility.
Our $3.5 billion Credit Facility terminates on November 26, 2030. We can issue up to $3 billion of U.S. Dollar denominated commercial paper under a U.S. commercial paper program, and issue up to the equivalent of $500 million in British Pounds, Euro or U.S. Dollars under a Euro commercial paper program. In addition, certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom aggregating $1,131.1 million. All of these facilities provide additional liquidity sources for operating capital and general corporate purposes. We did not issue commercial paper in 2025 or 2024. At both December 31, 2025 and 2024, there were no outstanding borrowings under the Credit Facility and no outstanding commercial paper issuances.
The Credit Facility has a financial covenant that requires us to maintain a Leverage Ratio (as defined in the Credit Facility) of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At December 31, 2025, we were in compliance with this covenant as our Leverage Ratio was 2.5 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt of $62.0 million and $21.3 million at December 31, 2025 and 2024, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries. The weighted average interest rate was 11.5% and 11.4%, respectively. Due to the short-term nature of this debt, carrying value approximates fair value.

Long-Term Debt

	December 31,
	2025	2024
3.600% Senior Notes due 2026	1,400.0	1,400.0
€500 Million 0.80% Senior Notes due 2027	588.7	520.3
4.650% Senior Notes (Exchange/IPG) due 2028	500.0	—
2.450% Senior Notes due 2030	600.0	600.0
4.200% Senior Notes due 2030	600.0	600.0
4.750% Senior Notes (Exchange/IPG) due 2030	650.0	—
€500 Million 1.40% Senior Notes due 2031	588.7	520.3
2.400% Senior Notes (Exchange/IPG) due 2031	500.0	—
2.600% Senior Notes due 2031	800.0	800.0
€600 Million 3.70% Senior Notes due 2032	706.4	624.5
£325 Million 2.25% Senior Notes due 2033	439.1	407.9
5.375% Senior Notes (Exchange/IPG) due 2033	300.0	—
5.300% Senior Notes due 2034	600.0	600.0
3.375% Senior Notes (Exchange/IPG) 2041	500.0	—
5.400% Senior Notes (Exchange/IPG) 2048	500.0	—
Long-Term Debt, Gross	9,272.9	6,073.0
Unamortized discount[1]	(192.3)	(9.5)
Unamortized debt issuance costs	(25.9)	(27.4)
Unamortized deferred gain (loss) from settlement of interest rate swaps	(0.2)	(0.8)
Long-Term Debt, including current portion	9,054.5	6,035.3
Current portion	(1,399.5)	—
Long-Term Debt	$7,655.0	$6,035.3
1) The unamortized discount includes the fair value adjustment to principal for debt acquired in the Merger and those exchanged. The total fair value adjustment recorded as discount to debt acquired was $185.1 million and will be amortized over the remaining term of the respective debt.
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc. (OCI), are co-obligors under the 3.60% Senior Notes due 2026. These notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans or advances. Such notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
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
Omnicom has fully and unconditionally guaranteed the obligations of Omnicom Capital Holdings plc, a U.K.-based wholly owned subsidiary of Omnicom (OCH), with respect to the £325 million 2.25% Senior Notes due 2033 (“Sterling Notes”). OCH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in EMEA, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OCH to obtain funds from their subsidiaries through dividends, loans or advances. The Sterling Notes and the related guarantee are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OCH and Omnicom, respectively.

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
Long-term debt maturities at December 31, 2025:

2026	$1,400.0
2027	588.7
2028	500.0
2029	—
2030	1,850.0
Thereafter	4,934.2
Long-Term Debt, Gross	$9,272.9
Interest Expense

	Year Ended December 31,
	2025	2024	2023
Long-term debt	$209.6	$194.9	$165.1
Fees	4.3	4.4	4.8
Pension and other interest	53.7	50.3	50.5
Interest rate and cross currency swaps	(4.2)	(1.7)	(1.9)
Interest Expense	$263.4	$247.9	$218.5

8. Segment Reporting
Our branded agency networks operate in the advertising, marketing and corporate communications services industry, and are organized into agency networks, virtual client networks, regional reporting units and operating groups or connected capabilities. Our networks, virtual client networks and agencies increasingly share clients and provide clients with integrated services. The main economic components of each agency are employee compensation and related costs, direct service costs and occupancy and other costs which include rent and occupancy costs, technology costs and overhead expenses. Therefore, given these similarities, we aggregate our four operating segments, which are our agency networks, into one reporting segment. The chief operating decision maker, or CODM, reviews segment operating income for each network and allocates resources accordingly. Beginning in December of 2025, we integrated the newly acquired IPG businesses into our existing four networks and the effect of one month of IPG’s operations were not significant to the networks operations. The CODM includes Omnicom’s chief executive officer, chief financial officer and chief operating officer.
Segment operating results include allocations of costs, including information technology, and other shared services costs, that are allocated using metrics designed to correlate the allocation with consumption.

Segment revenue, segment operating expenses and segment operating income of our operating segments:

	Year Ended December 31,
	2025	2024	2023
Revenue	$17,271.9	$15,689.1	$14,692.2
Segment Operating Expenses:
Salary and service costs:
Salary and related costs	$7,777.9	$7,441.4	$7,212.8
Third-party service costs	4,113.7	3,348.6	2,917.9
Third-party incidental costs	752.4	642.5	570.5
Total salary and service costs	12,644.0	11,432.5	10,701.2
Occupancy and other costs	1,366.7	1,274.4	1,168.8
Segment cost of services	14,010.7	12,706.9	11,870.0
Selling, general and administrative expenses	398.4	393.5	393.7
Depreciation and amortization	276.7	241.7	211.1
Total segment operating expenses	14,685.8	13,342.1	12,474.8
Segment Operating Income	$2,586.1	$2,347.0	$2,217.4
Reconciliation of segment operating income to operating income and income before income taxes and income from equity method investments:

	Year Ended December 31,
	2025	2024	2023
Segment Operating Income	$2,586.1	$2,347.0	$2,217.4
Severance and repositioning costs	1,247.0	57.8	191.5
Acquisition-related costs	347.3	14.6	—
Loss (gain) on assets held for sale and on disposition of subsidiary	547.1	—	(78.8)
Operating Income	$444.7	$2,274.6	$2,104.7
Interest Expense	263.4	247.9	218.5
Interest Income	96.9	100.9	106.7
Income Before Income Taxes and Income From Equity Method Investments	$278.2	$2,127.6	$1,992.9
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
Revenue and long-lived assets and goodwill by geographic region:

	Americas	EMEA	Asia-Pacific
December 31, 2025
Revenue	$10,132.4	$5,214.1	$1,925.4
Long-lived assets and goodwill	15,935.8	4,297.0	798.7
December 31, 2024
Revenue	$9,083.9	$4,758.2	$1,847.0
Long-lived assets and goodwill	8,166.6	3,693.9	685.2
December 31, 2023
Revenue	$8,337.8	$4,576.5	$1,777.9
Long-lived assets and goodwill	7,749.5	3,523.3	730.8
9. Equity Method Investments
Income from our equity method investments was $7.7 million, $6.9 million, and $5.2 million in 2025 2024, and 2023, respectively. At December 31, 2025 and 2024, our proportionate share in the net assets of the equity method investments was $53.3 million and $12.7 million, respectively. Equity method investments are not material to our results of operations or financial condition; therefore, summarized financial information is not required to be presented.

10. Share-Based Compensation Plans
Share-based incentive awards are granted to employees under the 2021 Incentive Award Plan, or the 2021 Plan, that was approved by the shareholders. The 2021 Plan is administered by the Compensation Committee of the Board of Directors, or the Compensation Committee. Awards include stock options, restricted stock and other performance-based stock awards. The maximum number of shares of common stock that can be granted under the 2021 Plan is 14.7 million shares plus any shares awarded under the 2021 Plan and any prior plan that have been forfeited or have expired. All awards reduce the number of shares available for grant on a one-for-one basis. The terms of each award and the exercise date are determined by the Compensation Committee. The 2021 Plan does not permit the holder of an award to elect cash settlement under any circumstances. At December 31, 2025, there were 1,086,325 shares available for grant under the 2021 Plan and the plan was effectively frozen for new grants upon approval of the 2026 Incentive Award Plan.
On January 28, 2026, our shareholders approved the 2026 Incentive Award Plan (the “Plan”). The Plan is administered by a committee, which may be the Board of Directors (the “Board”) or a committee appointed by the Board such as our Compensation Committee (collectively, the “Committee”). Until otherwise determined by the Board, the Committee consists solely of two or more Board members who are Non-Employee Directors (as defined in Rule 16b-3(b)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and “independent directors” under the rules of the New York Stock Exchange. The Board or the Committee may delegate to a committee of one or more Board members or one or more Omnicom officers the authority to grant or amend awards under the Plan to participants other than (i) senior Omnicom executives who are subject to Section 16 of the Exchange Act, and (ii) Omnicom officers or directors to whom the authority to grant or amend awards under the Plan has been delegated. Awards include stock options, restricted stock and other performance-based stock awards. The maximum number of shares of common stock that may be subject to awards granted under the Plan is 27.4 million, less one share for each share subject to an award granted under a prior plan after November 26, 2025.
Share-based compensation expense in 2025, 2024 and 2023 was $100.8 million, $91.4 million and $84.8 million, respectively. At December 31, 2025, unamortized share-based compensation that will be expensed over the next five years is $304.3 million.
We recognize a tax benefit in income tax expense and record a deferred tax asset for the share-based compensation expense recognized for financial reporting purposes that has not been deducted on our income tax return. Excess tax benefits and deficiencies represent the difference between the actual compensation deduction for tax purposes, which is calculated as the difference between the grant date price of the award, and the price of our common stock on the vesting or exercise date. Upon vesting of restricted stock awards or exercise of stock options, any excess tax benefit or deficiency related to share-based compensation is recorded in results of operations, as a component of income tax expense. In 2025 and 2024, we recognized a tax benefit of $0.5 million and $12.3 million, respectively.
Stock Options
The exercise price of stock option awards cannot be less than 100% of the market price of our common stock on the grant date and have a maximum contractual life of 10 years.
Stock option activity:

	Year Ended December 31,
	2025		2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
January 1	3,085,287	$71.65	4,564,575	$71.81	5,127,625	$72.90
Granted	6,001,906	77.89	—		—
Exercised	(275,900)	72.47	(1,297,238)	72.47	(413,750)	84.94
Forfeited	(69,085)	72.18	(182,050)	69.80	(149,300)	72.99
IPG options converted	86,000	67.82	—		—
December 31	8,828,208	$75.82	3,085,287	$71.65	4,564,575	$71.81
Exercisable December 31	2,742,290	$73.30	2,302,762	$72.47	—

Options outstanding and exercisable:

			December 31, 2025
			Options Outstanding			Options Exercisable
Exercise Price Range			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$60.00	to	$70.00	843,750	6.4 years	$69.09	169,000	$68.51
$71.00	to	$79.00	6,932,292	6.2 years	75.95	2,573,290	73.61
$80.00	to	$89.00	1,052,166	6.2 years	80.39	—	0.00
			8,828,208		$75.82	2,742,290	$73.30
The grant date fair value of $16.48 for the 2025 option awards was determined using the Black-Scholes option valuation model. The assumptions, without adjusting for forfeitures and lack of liquidity, were: an expected life ranging from 5.0 years to 5.3 years, risk free interest rate ranging from 3.6% to 4.1%, expected volatility ranging from 24.8% to 28.9%, and dividend yield ranging from 3.5% to 4.2%.
Restricted Stock
Restricted stock activity:

	Year Ended December 31,
	2025	2024	2023
January 1	3,151,514	2,802,297	3,010,343
Granted	1,503,181	1,459,525	1,010,575
Vested	(954,745)	(878,247)	(915,245)
Forfeited	(311,239)	(232,061)	(303,376)
December 31	3,388,711	3,151,514	2,802,297

Weighted average grant date fair value of shares granted in the period	$66.38	$81.39	$84.33
Weighted average grant date fair value at December 31	$69.50	$71.59	$64.84
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
PRSU activity:

	Year Ended December 31,
	2025		2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
January 1	574,184	$86.63	563,036	$81.11	570,235	$71.19
Granted	—		177,059	93.19	178,998	92.18
Distributed	(218,127)	76.79	(165,911)	74.89	(186,197)	61.36
December 31	356,057	$92.67	574,184	$86.63	563,036	$81.11
Employee Stock Purchase Plan
The employee stock purchase plan, or ESPP, enables employees to purchase our common stock through payroll deductions over each plan quarter at 95% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974, or ERISA. In 2025, 2024 and 2023,

employees purchased 68,541 shares, 56,473 shares and 65,644 shares, respectively. All shares purchased were issued from treasury stock, for which we received $5.0 million, $5.1 million and $5.3 million, respectively. At December 31, 2025, there were 8,171,126 shares available under the ESPP.
11. Income Taxes
Income before income taxes:

	Year Ended December 31,
	2025	2024	2023
Domestic	$319.0	$940.0	$696.0
International	(40.8)	1,187.6	1,296.9
Income Before Income Taxes	$278.2	$2,127.6	$1,992.9
Income tax expense (benefit):

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. federal	$103.0	$183.8	$154.2
U.S. state and local	26.9	46.6	34.8
International	171.5	309.9	330.8
Total Current Income Tax Expense	301.4	540.3	519.8
Deferred:
U.S. federal	(19.0)	17.5	10.9
U.S. state and local	(10.9)	1.3	1.3
International	(29.3)	1.4	(7.1)
Total Deferred Tax Expense (Benefit)	(59.2)	20.2	5.1
Total Income Tax Expense	$242.2	$560.5	$524.9

Total Income Tax Expense:
U.S. federal	84.0	201.3	165.1
U.S. state and local	16.0	47.9	36.1
International	142.2	311.3	323.7
Total Income Tax Expense	$242.2	$560.5	$524.9

On January 1, 2025, we prospectively adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), that requires, greater disaggregation of information in the rate reconciliation.
Reconciliation from the statutory U.S. federal income tax rate to effective tax rate for 2025:

	Year Ended December 31,
	2025
Statutory U.S. federal income tax rate	$58.4	21.0%

Domestic - Federal
Tax credits	(6.5)	(2.3)%
Nontaxable and nondeductible items
Nondeductible transaction costs	49.0	17.6%
Nontaxable investment income	(42.1)	(15.1)%
Other	23.8	8.6%
Cross-border taxes, net of foreign tax credit	(0.2)	(0.1)%

U.S. state and local income taxes, net of U.S. federal income tax benefit	7.0	2.5%

Impact of foreign operations:
Australia - Statutory rate differential	5.1	1.8%
Australia - Nondeductible expenses	1.4	0.5%
Germany - Statutory rate differential	(2.9)	(1.0)%
Germany - Nondeductible expenses	12.4	4.5%
Germany - Other	6.5	2.3%
Malta - Investment income	63.5	22.8%
Malta - Reduced rate due to imputation system	(63.4)	(22.8)%
United Kingdom - Statutory rate differential	7.6	2.7%
United Kingdom - Nondeductible expenses	25.8	9.3%
Other	94.5	34.0%

Changes in unrecognized tax benefits, net	2.3	0.8%

Change in valuation allowance	—	—%

Effective tax rate	$242.2	87.1%

	Year Ended December 31,
	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
U.S. state and local income taxes, net of U.S. federal income tax benefit	1.7%	1.4%
Total impact of foreign operations	3.8%	3.9%
Other	(0.2)%	—%
Effective tax rate	26.3%	26.3%

Our effective tax rate for 2025 increased year-over-year to 87.1%. The effective tax rate for 2025 was unfavorably impacted by the lower tax benefit associated with the non-deductibility in certain jurisdictions of severance and repositioning charges, loss on disposition of subsidiaries and acquisition-related costs of the Merger.
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
The Tax Cuts and Jobs Act of 2017, or the Tax Act, imposed a one-time tax, the transition tax, on the accumulated earnings of foreign subsidiaries. At December 31, 2025 and 2024, the remaining transition tax liability was $6.4 million and $41.2 million, respectively. The transition tax is expected to be fully paid in 2026. The Tax Act also implemented a territorial tax system that allows us to repatriate earnings of our foreign subsidiaries without incurring additional U.S. tax by providing a 100% dividend exemption. While a territorial tax system limits U.S. federal income tax to domestic source income, foreign source income is subject to tax in the appropriate foreign jurisdiction at the local rate, which in certain jurisdictions may be higher than the U.S. federal statutory income tax rate of 21%. Therefore, the foreign tax rate differential will cause our effective tax rate to be higher than the U.S. federal statutory income tax rate.
We have elected to account for any tax on the global intangible low-taxed income, or GILTI, in the period in which it is incurred. We provided $2.8 million and $5.5 million in 2025 and 2024, respectively, for tax impact of GILTI.
Deferred tax assets and liabilities and balance sheet classification:

	December 31,
	2025	2024
Deferred tax assets:
Compensation	$237.6	$136.1
Tax loss and credit carryforwards	292.5	78.2
Basis differences from acquisitions	164.2	53.2
Operating lease liability	276.9	160.8
Capitalized research and development expenditures	181.2	106.8
Other	35.9	(44.4)
Deferred tax assets	1,188.3	490.7
Valuation allowance	(281.9)	(17.0)
Deferred tax assets, net	$906.4	$473.7
Deferred tax liabilities:
Goodwill and intangible assets	$1,866.1	$707.5
Basis difference from short-term assets and liabilities	0.9	8.7
ROU assets - Operating lease	2.0	124.5
Unremitted foreign earnings	148.6	44.1
Basis differences from investments	37.7	5.2
Deferred tax liabilities	$2,055.3	$890.0

Long-term deferred tax assets	$300.5	$75.5
Long-term deferred tax liabilities	$1,449.4	$491.8
The increase in our deferred tax assets and liabilities in 2025 relates primarily to the Merger. We have concluded that it is more likely than not that we will be able to realize our net deferred tax assets in future periods because results of future operations are expected to generate sufficient taxable income. At December 31, 2025 and 2024, the valuation allowance of $281.9 million and $17.0 million, respectively, relates to tax losses and tax credit carryforwards in the U.S. and in international jurisdictions. The change in valuation allowance between 2024 an 2025 is primarily related to deferred tax assets acquired as part of the IPG Merger. Tax loss and credit carryforwards for which there is no valuation allowance are available for periods ranging from 2026 to 2045, which is longer than the forecasted utilization of such carryforwards.

Reconciliation of unrecognized tax benefits:

	December 31,
	2025	2024
January 1	$181.5	$167.8
Additions:
Current year tax positions	4.4	15.7
Prior year tax positions	11.1	4.4
Positions acquired as part of IPG Merger	294.6	—
Reduction of prior year tax positions	(47.4)	(2.5)
Settlements	(0.8)	(2.6)
Foreign currency translation	0.7	(1.3)
December 31	$444.1	$181.5
Substantially all the liability for uncertain tax positions is recorded in long-term liabilities. At December 31, 2025 and 2024, approximately $426.9 million and $175.1 million, respectively, of the liability for uncertain tax positions would affect our effective tax rate upon resolution of the uncertain tax positions.
Income tax expense in 2025, 2024 and 2023 includes $5.2 million, $4.4 million and $3.2 million, respectively, of interest, net of tax benefit, and penalties related to tax positions taken on our tax returns. At December 31, 2025 and 2024, accrued interest and penalties were $70.0 million and $23.5 million, respectively.
We file a consolidated U.S. federal income tax return and income tax returns in various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions. Our principal foreign jurisdictions include the U.K., France and Germany. The Internal Revenue Service has completed its examination of our U.S. federal tax returns through 2016. Tax returns in the U.K., France and Germany have been examined through 2023, 2019 and 2013, respectively.
12. Pension and Other Postemployment Benefits
Defined Contribution Plans
Our domestic and international subsidiaries provide retirement benefits for their employees primarily through defined contribution profit sharing and savings plans. Contributions to the plans vary by subsidiary and have generally been in amounts up to the maximum percentage of total eligible compensation of participating employees that is deductible for income tax purposes. Contribution expense was $110.4 million, $87.9 million and $127.9 million in 2025, 2024 and 2023, respectively.
Defined Benefit Pension Plans
Two of our U.S. businesses and several of our non-U.S. businesses sponsor noncontributory defined benefit pension plans. These plans provide benefits to employees based on formulas recognizing length of service and earnings. The U.S. plans are subject to ERISA and cover approximately 750 participants. These plans are closed to new participants and do not accrue future benefit credits. The non-U.S. plans, which include statutory plans, are not subject to ERISA and cover approximately 17,000 participants. In addition, we acquired US and international plans from IPG, the largest international plan being in the U.K. In 2023, the IPG U.K. pension plan entered into an annuity purchase contract that matches the plans future projected benefit obligations to covered participants. The annuity contract has the option to complete a “buy-out”, which would transfer all liabilities of the plan to the insurer. There was no compensation expense recorded in 2025 related to this plan. The benefit obligation at December 31, 2025 is included on our consolidated balance sheet.
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
Postemployment Arrangements
We have post employment benefits, including statutory plans in certain markets. Our significant plans primarily related to executive retirement agreements under which benefits will be paid to participants or to their beneficiaries over periods up to ten years beginning after cessation of full-time employment. Our postemployment arrangements are unfunded and benefits are paid when due.
Pension and other postemployment benefits net periodic benefit expense:

	Defined Benefit Pension Plans			Postemployment Arrangements
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Service cost	$7.6	$1.6	$2.4	$2.2	$2.9	$3.4
Interest cost	12.2	8.5	11.1	5.7	5.9	5.7
Expected return on plan assets	(4.4)	(2.2)	(0.3)	—	—	—
Amortization of prior service cost	3.4	0.4	0.3	3.7	4.4	3.8
Amortization of actuarial loss	(3.8)	0.8	0.7	—	0.2	—
Net Periodic Benefit Expense	$15.0	$9.1	$14.2	$11.6	$13.4	$12.9
Included in AOCI for Defined Benefit Pension Plans at December 31, 2025 and 2024 were unrecognized costs for actuarial gains and losses and prior service cost of $37.6 million ($26.7 million net of income taxes) and $6.5 million ($4.5 million net of income taxes), respectively, that have not yet been recognized in net periodic benefit cost. The unrecognized costs for actuarial gains and losses and prior service cost included in AOCI and expected to be recognized in net periodic benefit cost in 2026 is a benefit of $3.6 million.
Included in AOCI for Postemployment Arrangements at December 31, 2025 and 2024 were unrecognized costs for actuarial gains and losses and prior service cost of $28.5 million ($20.2 million net of income taxes) and $25.3 million ($17.6 million net of income taxes), respectively, that have not yet been recognized in the net periodic benefit cost. The unrecognized costs for actuarial gains and losses and prior service cost included in AOCI and expected to be recognized in net periodic benefit cost in 2026 is $2.9 million.
Weighted average assumptions:

	Defined Benefit Pension Plans			Postemployment Arrangements
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Discount rate	5.0%	4.5%	4.7%	4.9%	4.5%	4.7%
Compensation increases	3.8%	3.4%	2.6%	3.5%	3.5%	3.5%
Expected return on plan assets	5.5%	2.2%	1.5%
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
Our funding policy is to contribute amounts sufficient to meet minimum funding requirements in accordance with the applicable employee benefit and tax laws that the plans are subject to, plus such additional amounts as we may determine to be appropriate. In 2025 and 2024, we contributed $11.6 million and $10.6 million, respectively, to the defined benefit pension plans. We do not expect the contributions for 2026 to differ materially from the 2025 contributions.

Change in benefit obligation and fair value of plan assets:

	Defined Benefit Pension Plans		Postemployment Arrangements
	Year Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
Benefit obligation:
Projected Benefit Obligation, January 1	$216.0	$224.3	$126.6	$142.2
Service cost	7.6	1.6	2.2	2.9
Interest cost	12.2	8.5	5.7	5.9
Amendments, curtailments and settlements	14.9	16.1	1.4	(0.6)
Actuarial (gain) loss	7.3	(23.1)	6.5	(12.4)
Benefits paid	(14.7)	(11.7)	(14.0)	(11.4)
Acquisition	398.2	—	15.1	—
Foreign currency translation	13.9	0.3	—	—
Projected Benefit Obligation, December 31	$655.4	$216.0	$143.5	$126.6
Fair value of plan assets:
Fair value of plan assets, January 1	$45.9	$45.5	$—	$—
Actual return on plan assets	5.3	2.0	—	—
Employer contributions	11.6	10.6	—	—
Benefits paid	(14.7)	(11.7)	—	—
Acquisition	332.9	—	—	—
Foreign currency translation and other	11.2	(0.5)	—	—
Fair value of plan assets, December 31	$392.2	$45.9	$—	$—
Funded status, December 31	$(263.2)	$(170.1)	$(143.5)	$(126.6)
Funded status recognized in the balance sheet:
Other assets	$15.7	$1.5	$—	$—
Other current liabilities	(23.1)	(10.7)	(13.5)	(13.5)
Long-term liabilities	(255.8)	(160.9)	(130.0)	(113.1)
Total amount recognized	$(263.2)	$(170.1)	$(143.5)	$(126.6)
Included in the plan assets above are $312.3 million of insurance contacts that are level 3 in the fair value hierarchy that are included within the pension assets acquired as part of the IPG acquisition. The remaining assets are primarily fixed income securities or equities and are classified as level 1.
Weighted average assumptions:

Discount rate	5.0%	5.2%	4.9%	5.3%
Compensation increases	3.8%	2.5%	3.5%	3.5%
At December 31, 2025 and 2024, the accumulated benefit obligation for our defined benefit pension plans was $645.0 million and $169.1 million, respectively.
Defined benefit pension plans with benefit obligations in excess of plan assets:

	Year Ended December 31,
	2025	2024
Benefit obligation	$(622.8)	$(208.3)
Plan assets	343.9	36.7
	$(278.9)	$(171.6)

At December 31, 2025, the estimated pension and other postemployment benefits expected to be paid over the next 10 years:

	Defined Benefit Pension Plans	Postemployment Arrangements
2026	$47.8	$15.1
2027	40.4	15.5
2028	45.1	16.0
2029	46.6	14.9
2030	48.1	13.1
2031 - 2035	241.6	52.6
13. Severance and Repositioning Costs
Severance and repositioning costs, incurred primarily in the fourth quarter of 2025, related to actions we took following the Merger with IPG and in the first half of 2025 related to efficiency actions in our advertising and production businesses are presented as a single line item within operating expenses in the consolidated statements of income. The costs consist of severance and employee-related termination benefits, real estate repositioning costs, and other costs, including ROU assets (as defined below) and leasehold improvement impairments, contract cancellations and other costs associated with exit activities.
The following table summarizes our severance and repositioning costs for the year ended December 31, 2025. Cash items represent severance and real estate repositioning costs expected to be settled in cash, while non-cash items primarily reflect impairments and other non-cash charges recognized during the period.

	Year Ended December 31,
	2025
	Cash Items	Non-Cash Items	Total
Severance and repositioning costs:
Severance	$786.0	$—	$786.0
Real estate repositioning	—	380.6	380.6
Contract terminations and other	80.4	—	80.4
Total severance and repositioning costs	$866.4	$380.6	$1,247.0
Severance
Severance costs primarily consist of employee termination benefits, including severance payments and related payroll costs, recognized when management committed to a plan of termination and the affected employees were notified or related to a contractual or constructive obligation to employees. Accrued severance is included in Other current liabilities in the consolidated balance. The $127.4 million of severance recorded as of the third quarter of 2025, was substantially paid as of December 31, 2025. Substantially all of the severance incurred in the fourth quarter of 2025 was in other current liabilities at December 31, 2025 and is expected to be paid in the next 12 months.
Real estate repositioning
Real estate repositioning costs primarily relate to office space consolidations undertaken in connection with the integration of IPG. These costs include impairments of operating lease right-of-use assets (ROU assets), as well as write-downs of leasehold improvements and furniture, and the recognition of asset retirement obligations associated with vacated office space, along with certain other related items. Impairments and asset retirement obligations were measured based on estimated fair values using market participant assumptions, including forecasted discounted cash flows, where applicable. The operating lease payments related to the ROU asset write-downs will be paid over the remaining lease term, unless terminated earlier. Notwithstanding the early lease terminations that we may pursue, we expect the lease obligations related to the impaired ROU assets to be substantially paid in the next 3 years.
Contract cancellations and other costs
Other costs primarily include costs associated with contract exit costs, and other charges directly related to our repositioning activities and are expected to be substantially paid in the next twelve months.
Severance and repositioning costs in prior periods
In connection with our strategic initiatives, for the year ended December 31, 2024, operating expenses included $57.8 million ($42.9 million after-tax), primarily reflecting severance actions related to ongoing efficiency initiatives, including strategic agency consolidation in our smaller international markets and the launch of our centralized production strategy and which have been substantially paid as of December 31, 2025.
In connection with the transition to a flexible working environment, a hybrid model which allows for partial remote work, we took certain actions in the first quarter of 2023 to reduce and reposition our office lease portfolio. In the second quarter of 2023, as a result of our continuing efforts to increase efficiencies and relevant skill sets to meet client demands, we incurred severance charges and other exit costs associated with rebalancing our workforce and consolidating operations in certain markets. As a result, for the year ended December 31, 2023, operating expenses included $191.5 million ($145.5 million after-tax), related to non-cash impairment charges for the ROU, assets, severance charges, and other exit costs. All severance and other costs were paid during the year ended December 31, 2023. Substantially all of the operating lease payments related to the ROU assets will be paid out through December 31, 2026.
14. Loss on Assets Held for Sale or Dispositions of Subsidiaries
During the fourth quarter of 2025, management determined that the assets and liabilities of certain businesses planned for disposition in the next twelve months, primarily within the Advertising and Execution & Support disciplines, met the criteria to be classified as held for sale. Accordingly, these businesses were recorded at net realizable value - fair value less cost to sell. The disposals do not represent a strategic shift that has or will have a major effect on our operations or financial results and therefore do not qualify for discontinued operations presentation.
We recorded impairment charges of $367.1 million to write down the disposed businesses to net realizable value and severance charges, primarily related to contractual or constructive obligations, of employees of $180.0 million during the fourth quarter of 2025. Fair value was determined using discounted cash flow analyses, supplemented by observable market inputs where available. These charges were recorded in loss on assets held for sale and disposition of subsidiaries in the consolidated statements of income.
The following table presents the major classes of assets and liabilities classified as held for sale and included in the consolidated balance sheet as of December 31, 2025. Assets and liabilities classified as held for sale are presented separately within current assets and current liabilities, respectively, in the consolidated balance sheet as of December 31, 2025. There were no assets or liabilities classified as held for sale as of December 31, 2024.

December 31,
2025
Assets Held for Sale or Disposition
Accounts receivable	$623.4
Work in process	240.7
Other current assets	116.8
Property and Equipment, net	13.1
Other assets	18.2
Total Assets Held for Sale or Disposition	$1,012.2
Liabilities Held for Sale or Disposition
Accounts payable	$669.7
Customer advances	377.5
Other current liabilities	213.8
Total Liabilities Held for Sale or Disposition	$1,261.0
Dispositions in prior years
In April 2023, we completed the disposition of certain research businesses within our Execution & Support discipline for net cash proceeds of $180.5 million, subject to customary closing adjustments. As a result, we recorded a pretax gain of $78.8 million in connection with the transaction, which is included in gain on disposition of subsidiary in the consolidated statements of income.
The disposition did not have a material impact on our consolidated results of operations, financial position, or cash flows. Cash proceeds were classified as investing activities within the disposition of subsidiaries and other line in the consolidated statements of cash flows.
15. Supplemental Cash Flow Data
Change in operating capital:

	Year Ended December 31,
	2025	2024	2023
(Increase) decrease in accounts receivable	$557.0	$(597.1)	$(513.9)
(Increase) decrease in work in process and other current assets	165.1	(316.9)	(121.8)
Increase in accounts payable	2,145.1	997.5	602.3
(Decrease) in customer advances, taxes payable and other current liabilities	(2,318.9)	(229.1)	(399.6)
Change in other assets and liabilities, net	163.8	(85.6)	(29.9)
Increase (decrease) in operating capital	$712.1	$(231.2)	$(462.9)

On January 1, 2025, we prospectively adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), that requires, among other things, greater disaggregation of income taxes paid disaggregated by jurisdiction.
Supplemental financial information:

	Year Ended December 31,
	2025	2024	2023
Interest paid	$175.7	$156.4	$162.8
Income taxes paid:
US - Federal	$201.0
US - State & Local	36.6
United Kingdom	42.2
Germany	56.1
Other	195.4
Total income taxes paid	$531.3	$544.1	$474.3
Non-cash increase in lease liabilities:

	Year Ended December 31,
	2025	2024
Operating leases	$1,276.2	$231.1
Finance leases	$35.2	$47.1
Non-cash increases to Shareholder’s equity related to the IPG Merger:

Year Ended December 31,
2025
Common Stock at par value	$18.6
Additional Paid-in Capital	$8,872.9
16. Noncontrolling Interests
Changes in the ownership interests in our less than 100% owned subsidiaries:

	Year Ended December 31,
	2025	2024	2023
Net income attributed to Omnicom Group Inc.	$(54.5)	$1,480.6	$1,391.4
Net transfers (to) from noncontrolling interests	(38.6)	(10.0)	(88.1)
Change from net income attributed to Omnicom Group Inc. and transfers (to) from noncontrolling interests	$(93.1)	$1,470.6	$1,303.3
17. Leases and Property and Equipment
Leases

	Year Ended December 31,
	2025	2024
Operating lease cost:
Operating lease cost	$239.3	$209.6
Variable lease cost	23.0	16.5
Short-term lease cost	3.9	3.9
Sublease income	(6.0)	(0.9)
Total Operating Lease Cost	$260.2	$229.1
Finance lease cost:
Depreciation of ROU assets	$57.3	$58.9
Interest	8.1	8.3
Total Finance Lease Cost	$65.4	$67.2
Total Lease Cost	$325.6	$296.3

Future lease payments:

	December 31
	Operating Leases	Finance Leases
2026	$528.6	$46.2
2027	446.2	31.5
2028	354.9	18.6
2029	277.5	8.1
2030	193.5	1.7
Thereafter	659.0	0.7
Total lease payments	2,459.7	106.8
Less: Interest	412.3	2.3
Present Value of Lease Liabilities	$2,047.4	$104.5
Balance sheet classification of operating leases:

	December 31,
	2025	2024
Operating Lease ROU Assets	$1,379.8	$1,043.6
Operating lease liability:
Other current liabilities	$430.4	$204.5
Long-term liability - operating leases	1,617.0	814.2
Total Operating Lease Liability	$2,047.4	$1,018.7
At December 31, 2025 and 2024, office space and equipment operating leases had a weighted average remaining lease term of 4.8 and 6.2 years, respectively, and a weighted average discount rate of 3.8% and 3.9%, respectively.
Property and Equipment
Property and equipment:

	December 31,
	2025	2024
Property and equipment - owned	$1,999.3	$1,520.3
Equipment under finance leases	397.8	401.3
Property and Equipment, Gross	2,397.1	1,921.6
Accumulated depreciation	(1,386.8)	(1,096.9)
Property and Equipment, Net	$1,010.3	$824.7
At December 31, 2025 and 2024, finance leases had a weighted average remaining lease term of 2.8 years and 2.6 years, respectively, and a weighted average discount rate of 8.7% and 7.3%, respectively.
18. Temporary Equity - Redeemable Noncontrolling Interests
Owners of noncontrolling equity interests in certain of our subsidiaries have the right in certain circumstances to require us to purchase all or a portion of their equity interest at fair value as defined in the applicable agreements. In most cases we have a protective call right under similar terms. Assuming that the subsidiaries perform at their current and projected profit levels, at December 31, 2025, the aggregate estimated amount we could be required to pay in future periods is $363.2 million, of which $164.5 million is currently exercisable by the holders. If these rights are exercised, there would be an increase in net income attributable to Omnicom as a result of our increased ownership interest and the reduction of net income attributable to noncontrolling interests. The ultimate amount paid could be significantly different because the redemption amount depends on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. Upon redemption, the difference between the estimated redemption value and the actual amount paid is recorded in additional paid-in capital.
19. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not expect that such proceedings will have a material adverse effect on our business, results of operations or financial condition.

20. Accumulated Other Comprehensive Income (Loss)
Changes in AOCI, net of income taxes:

	Cash Flow Hedge	Pension and Other Postemployment Benefits	Foreign Currency Translation	Total
January 1, 2024	$(8.1)	$(42.7)	$(1,286.8)	$(1,337.6)
Other comprehensive income (loss) before reclassifications	—	13.1	(158.6)	(145.5)
Reclassification from accumulated other comprehensive income (loss)	3.1	4.1	—	7.2
December 31, 2024	(5.0)	(25.5)	(1,445.4)	(1,475.9)
Other comprehensive income (loss) before reclassifications	—	(18.2)	220.7	202.5
Reclassification from accumulated other comprehensive income (loss)	3.7	3.5	0.4	7.6
December 31, 2025	$(1.3)	$(40.2)	$(1,224.3)	$(1,265.8)
,
21. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis:

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$6,881.1			$6,881.1
Marketable equity securities	0.9			0.9
Cross currency swaps - net investment hedge		$7.1		7.1
Liabilities:
Contingent purchase price obligations			$214.9	214.9
December 31, 2024
Assets:
Cash and cash equivalents	$4,339.4			$4,339.4
Marketable equity securities	0.9			0.9
Cross currency swaps - net investment hedge		9.3		$9.3
Liabilities:
Foreign currency derivatives		$0.1		$0.1
Contingent purchase price obligations			$220.1	220.1

Changes in contingent purchase price obligations:

	December 31,
	2025	2024
January 1	$220.1	$229.5
Acquisitions	37.7	39.2
Revaluation and interest	5.2	(5.1)
Payments	(48.4)	(42.4)
Foreign currency translation	0.3	(1.1)
December 31	$214.9	$220.1
Carrying amount and fair value of our financial assets and liabilities:

	December 31,
	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$6,881.1	$6,881.1	$4,339.4	$4,339.4
Marketable equity securities	0.9	0.9	0.9	0.9
Non-marketable equity securities	62.1	62.1	36.8	36.8
Cross currency swaps - net investment hedge	7.1	7.1	9.3	9.3
Liabilities:
Short-term debt	$62.0	$62.0	$21.3	$21.3
Foreign currency derivatives	—	—	0.1	0.1
Contingent purchase price obligations	214.9	214.9	220.1	220.1
Long-Term Debt, including current portion	9,054.5	8,818.9	6,035.3	5,664.9
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
22. Derivative Instruments and Hedging Activities
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
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivatives. We periodically determine the potential loss from market risk on our derivatives by performing a value-at-risk, or VaR, analysis. VaR is a statistical model th\at uses historical currency exchange rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2025 was not significant.
Foreign Currency Exchange Risk
As an integral part of our global treasury operations, we centralize our cash and use notional multicurrency pools to manage the foreign currency exchange risk that arises from imbalances between subsidiaries and their respective treasury centers. In addition, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward foreign exchange contracts. To manage this risk, at December 31, 2025 and December 31, 2024, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $27.4 million and $4.7 million, respectively.
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
We have fixed-to-fixed Yen/U.S. Dollar exchange rate and Sterling/Euro exchange rate cross currency swaps with a notional value of $181 million and £325.0 million, respectively. The Yen/U.S. Dollar swaps hedge a portion of the net investment in our Japanese subsidiaries against volatility in the Yen/U.S. Dollar exchange rate. The Sterling/Euro swaps hedge the exchange rate volatility on a portion of the Sterling Entity's net investment in Euro Functional currency subsidiaries. The swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2028, 2029, 2032 and 2033. Changes in the fair value of the swaps are recognized in foreign currency translation and are reported in AOCI. Any gain or loss will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying operations. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. We recorded a reduction of interest expense of $10.3 million in 2025 and $6.6 million in 2024. At December 31, 2025, an asset of $7.1 million is recorded in other assets, and at December 31, 2024, an asset of $9.3 million is recorded in other assets, for the swap fair value.
Interest Rate Risk
We may use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. In 2025 and 2024, we did not have any interest rate swaps. At December 31, 2025 and 2024, long-term debt consisted entirely of fixed-rate debt.
23. New Accounting Standards
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), which provides targeted improvements intended to better reflect an entity’s risk management strategies in its application of hedge accounting. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted on any date on or after issuance. We are currently evaluating the impact of adopting ASU 2025-09 on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes and clarifies the accounting for certain internal-use software costs. ASU 2025-06 is effective for annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2025-06 on our consolidated financial statements.
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
24. Subsequent Events
In February 2026, the Board authorized the repurchase of up to $5.0 billion of our common stock. Pursuant to this authorization, we also entered into an accelerated share repurchase program to repurchase approximately $2.5 billion of our common stock.

OMNICOM GROUP INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2025
(In millions)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustment Increase (Decrease)	Balance End of Period
Valuation accounts deducted from assets:
Allowance for Doubtful Accounts:
December 31, 2025	$15.0	$3.0	$(7.0)	$0.9	$11.9
December 31, 2024	$17.2	$(2.7)	$0.9	$(0.4)	$15.0
December 31, 2023	$24.7	$(2.8)	$(5.1)	$0.4	$17.2

S-1