Form 10-Q
period 2026-03-31
OMNICOM GROUP INC.
filed 2026-04-29
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.15 Par Value	OMC	New York Stock Exchange
0.800% Senior Notes due 2027	OMC/27	New York Stock Exchange
1.400% Senior Notes due 2031	OMC/31	New York Stock Exchange
3.700% Senior Notes due 2032	OMC/32	New York Stock Exchange
2.250% Senior Notes due 2033	OMC/33	New York Stock Exchange
3.850% Senior Notes due 2034	OMC/34	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 22, 2026, there were 285,006,196 shares of Omnicom Group Inc.'s common stock, par value $0.15 per share outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$4,288.1	$6,881.1
Accounts receivable, net of allowance for doubtful accounts of $10.0 and $11.9	12,566.2	14,398.0
Work in process	3,721.4	3,408.9
Assets held for sale	711.6	1,012.2
Other current assets	1,899.0	1,765.2
Total Current Assets	23,186.3	27,465.4
Property and Equipment at cost, less accumulated depreciation of $1,256.2 and $1,386.8	1,004.6	1,010.3
Operating Lease Right-Of-Use Assets	1,291.7	1,379.8
Equity Method Investments	58.6	65.9
Goodwill	18,733.9	18,641.4
Intangible Assets, net of accumulated amortization of $1,014.2 and $903.2	4,945.2	5,101.0
Other Assets	744.4	751.5
TOTAL ASSETS	$49,964.7	$54,415.3

LIABILITIES AND EQUITY:
Current Liabilities:
Accounts payable	$18,108.6	$20,659.5
Customer advances	1,954.0	1,727.6
Current portion of debt	—	1,399.5
Short-term debt	67.4	62.0
Taxes payable	341.4	264.9
Liabilities held for sale	972.3	1,261.0
Other current liabilities	3,972.4	4,163.7
Total Current Liabilities	25,416.1	29,538.2
Long-Term Liabilities	1,223.8	1,099.5
Long-Term Liability - Operating Leases	1,471.7	1,617.0
Long-Term Debt	9,977.5	7,655.0
Deferred Tax Liabilities	1,460.3	1,449.4
Commitments and Contingent Liabilities (Note 13)
Temporary Equity - Redeemable Noncontrolling Interests	343.2	363.2
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	63.2	63.2
Additional paid-in capital	8,979.3	9,424.4
Retained earnings	10,959.3	10,782.4
Accumulated other comprehensive income (loss)	(1,313.9)	(1,265.8)
Treasury stock, at cost	(9,250.8)	(6,958.4)
Total Shareholders’ Equity	9,437.1	12,045.8
Noncontrolling interests	635.0	647.2
Total Equity	10,072.1	12,693.0
TOTAL LIABILITIES AND EQUITY	$49,964.7	$54,415.3

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$6,242.9	$3,690.4
Operating Expenses:
Salary and service costs	4,639.6	2,746.3
Occupancy and other costs	527.3	314.6
Severance and repositioning costs	4.1	—
Loss on assets held for sale and dispositions	34.3	—
Cost of services	5,205.3	3,060.9
Selling, general and administrative expenses	224.5	117.9
Depreciation and amortization	166.9	59.0
Total Operating Expenses	5,596.7	3,237.8
Operating Income	646.2	452.6
Interest Expense	119.0	59.1
Interest Income	47.0	29.7
Income Before Income Taxes and Income (Loss) From Equity Method Investments	574.2	423.2
Income Tax Expense	154.6	120.7
Income (Loss) From Equity Method Investments	(0.9)	0.9
Net Income	418.7	303.4
Net Income Attributed To Noncontrolling Interests	13.5	15.7
Net Income - Omnicom Group Inc.	$405.2	$287.7
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.36	$1.46
Diluted	$1.35	$1.45
Weighted Average Shares:
Basic	298.1	196.7
Diluted	299.2	198.3

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Net Income	$418.7	$303.4
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	1.3	1.4
Income tax effect	(0.4)	(0.4)
Cash flow hedge, net of tax	0.9	1.0
Pension and other postemployment benefits:
Amortization of prior service cost	1.8	1.7
Amortization of actuarial losses	(0.6)	0.5
Income tax effect	2.3	(1.8)
Pension plans and other postemployment benefits, net of tax	3.5	0.4
Foreign currency translation adjustment	(55.9)	83.7
Other Comprehensive Income (Loss)	(51.5)	85.1
Comprehensive Income	367.2	388.5
Comprehensive Income Attributed To Noncontrolling Interests	10.1	20.7
Comprehensive Income - Omnicom Group Inc.	$357.1	$367.8

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Common Stock, shares	421.6	297.2
Common Stock, par value	$63.2	$44.6
Additional Paid In Capital:
Beginning Balance	9,424.4	472.1
Net change in noncontrolling interests	8.2	(1.4)
Change in temporary equity	18.0	(0.1)
Share-based compensation	27.1	20.8
Accelerated share repurchase forward agreements	(500.0)	—
Stock issued, share-based compensation	1.6	4.0
Ending Balance	8,979.3	495.4
Retained Earnings:
Beginning Balance	10,782.4	11,500.5
Net income	405.2	287.7
Common stock dividends declared	(228.3)	(137.8)
Ending Balance	10,959.3	11,650.4
Accumulated Other Comprehensive Income (Loss):
Beginning Balance	(1,265.8)	(1,475.9)
Other comprehensive income (loss)	(48.1)	80.1
Ending Balance	(1,313.9)	(1,395.8)
Treasury Stock:
Beginning Balance	(6,958.4)	(6,347.8)
Stock issued, share-based compensation	13.0	7.9
Common stock repurchased	(2,305.4)	(81.5)
Ending Balance	(9,250.8)	(6,421.4)
Shareholders' Equity	9,437.1	4,373.2
Noncontrolling Interests:
Beginning Balance	647.2	552.4
Net income	13.5	15.7
Other comprehensive income	(3.4)	5.0
Dividends to noncontrolling interests	(12.1)	(13.0)
Net change in noncontrolling interests	(10.2)	0.4
Ending Balance	635.0	560.5
Total Equity	$10,072.1	$4,933.7

Dividends Declared Per Common Share	$0.80	$0.70

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income	$418.7	$303.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	49.5	33.2
Amortization of intangible assets	117.4	25.8
Share-based compensation	27.1	20.8
Severance and repositioning costs	4.1	—
Loss on assets held for sale and dispositions	34.3	—
Other, net	5.8	3.3
Use of operating capital	(1,210.1)	(1,173.3)
Net Cash Used In Operating Activities	(553.2)	(786.8)
Cash Flows From Investing Activities:
Capital expenditures	(61.2)	(29.5)
Proceeds from assets held for sale	152.5	—
Other, net	(7.1)	42.2
Net Cash Provided By Investing Activities	84.2	12.7
Cash Flows From Financing Activities:
Proceeds from borrowings	2,384.9	—
Repayment of debt	(1,400.0)	—
Change in short-term debt	7.4	(3.2)
Dividends paid to common shareholders	(251.7)	(137.7)
Repurchases of common stock	(2,777.6)	(81.0)
Proceeds from stock plans	15.8	11.5
Acquisition of additional noncontrolling interests	(13.5)	(0.4)
Dividends paid to noncontrolling interest shareholders	(12.1)	(13.0)
Payment of contingent purchase price obligations	(2.8)	(2.8)
Other, net	(15.7)	(14.8)
Net Cash Used In Financing Activities	(2,065.3)	(241.4)
Effect of foreign exchange rate changes on cash and cash equivalents	(58.7)	54.4
Net Decrease in Cash and Cash Equivalents	(2,593.0)	(961.1)
Cash and Cash Equivalents at the Beginning of Period	6,881.1	4,339.4
Cash and Cash Equivalents at the End of Period	$4,288.1	$3,378.3

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Presentation of Financial Statements
The terms “Omnicom,” “the Company,” “we”, “our” and “us” each refer to Omnicom Group Inc. and its subsidiaries, unless the context indicates otherwise. The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP or GAAP, for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC. Accordingly, certain information and footnote disclosures have been condensed or omitted. All intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Unless otherwise noted, dollars in tables are in millions, except per share amounts.
In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 10-K"). Results for the interim periods are not necessarily indicative of results that may be expected for the year.
Merger with IPG
On November 26, 2025 (the “Closing Date”), Omnicom completed its merger (the "Merger") with The Interpublic Group of Companies, Inc. ("IPG"). Omnicom is the acquirer of IPG under U.S. GAAP and as a result, the consolidated financial statements of Omnicom for periods prior to the Closing Date do not include the results of operations, financial position, or cash flows of IPG. The results of operations of IPG are included in Omnicom’s consolidated financial statements only from the Closing Date forward. Accordingly, Omnicom’s financial results, the effects on financial condition and cash flow are not comparable to historical periods due to the inclusion of IPG’s results from the Closing Date, see Note 5 to the consolidated financial statements for more information related to the Merger.
For the three months ended March 31, 2026, we recorded $59.4 million of integration and acquisition related costs related to the Merger in selling, general and administrative expenses. For the three months ended March 31, 2025, we recorded $33.8 million of acquisition related costs.
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
2. Revenue
Nature of our services
We provide data-driven, creative marketing and sales solutions through client-centric networks organized to meet specific client objectives. On a global, pan-regional, and local basis, our agencies provide a comprehensive range of services across our fundamental disciplines. Beginning in 2026, we realigned our disciplines as follows and as described below: Integrated Media, Advertising, Health, Public Relations, and Experiential & Other. The classification of certain services and prior period amounts have been reclassified to conform to the current period presentation.
Integrated Media includes strategic media planning and buying, performance media and audience-based solutions, as well as digital commerce and data and identity solutions. It also includes proprietary data, analytics, and precision marketing capabilities and automated content delivery solutions. Advertising includes creative, brand development, and integrated advertising services across digital and traditional channels, supporting clients' brand strategy and communications needs. Health includes specialized medical communications, market access strategy and other services to global health and pharmaceutical companies. Public Relations services include corporate communications, crisis management, public affairs, and media relations services. Experiential & Other includes experiential design and execution, live and digital events, and entertainment and sports marketing, as well as consulting, branding, and design services. It also includes field marketing, merchandising, custom communications and training, and other specialized marketing and support services.

Revenue by discipline:

	Three Months Ended March 31,
	2026	2025
Integrated Media	$2,978.4	$1,805.4
Advertising	1,060.2	674.6
Public Relations	696.6	359.1
Health	585.7	299.0
Experiential & Other	922.0	552.3
Revenue[1]	$6,242.9	$3,690.4
1) Revenue for the three months ended March 31, 2026, includes amounts attributable to disposals or entities classified as held for sale, consisting of $627.2 million.
Economic factors affecting our revenue
Global economic conditions and disruptions directly impact our revenue. Adverse economic conditions and disruptions pose a risk that our clients may reduce, postpone, or cancel spending for our services, which would impact our revenue.
Revenue by geographic market:

	Three Months Ended March 31,
	2026	2025
Americas:
North America	$3,885.1	$2,111.5
Latin America	196.1	96.4
EMEA:
Europe	1,439.0	995.0
Middle East and Africa	144.2	70.8
Asia-Pacific	578.5	416.7
Revenue[1]	$6,242.9	$3,690.4
1) Revenue for the three months ended March 31, 2026, includes amounts attributable to disposals or entities classified as held for sale, consisting of $627.2 million.
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended March 31, 2026 and 2025 was $3,688.0 million and $2,007.0 million, respectively.
Contract balances
Contract balances include work in process and customer advances that primarily consist of advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs.

	March 31, 2026	December 31, 2025	March 31, 2025
Work in process:
Media and production costs	$1,969.5	$2,200.1	$899.2
Unbilled fees and costs and contract assets	1,751.9	1,208.8	1,031.0
Work in process	$3,721.4	$3,408.9	$1,930.2
Customer advances	$1,954.0	$1,727.6	$1,283.5
There were no impairment charges recorded in work in process in the three months ended March 31, 2026 and 2025.
The majority of our contracts are for periods of one year or less, with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $425.4 million of unsatisfied performance obligations as of March 31, 2026, which will be recognized as services are performed over the remaining contractual terms through 2030.

3. Net Income per Share
Basic and diluted net income per share:

	Three Months Ended March 31,
	2026	2025
Net Income - Omnicom Group Inc.	$405.2	$287.7
Weighted Average Shares (millions):
Basic	298.1	196.7
Dilutive stock options and restricted shares	1.1	1.6
Diluted	299.2	198.3

Anti-dilutive stock options and restricted shares (millions)	8.0	1.1
Net Income per Share - Omnicom Group Inc.:
Basic	$1.36	$1.46
Diluted	$1.35	$1.45
The number of potential shares of common stock excluded from diluted shares outstanding was 8.0 million and 1.1 million for the three months ended March 31, 2026 and 2025, respectively, because the effect of including those shares of common stock in the calculation would have been anti-dilutive.
The increase in our weighted average shares in 2026 is a result of the inclusion of outstanding shares issued in connection with the acquisition of IPG, see Note 5 to the consolidated financial statements.

4. Goodwill and Intangible Assets
Change in goodwill:

	Three Months Ended March 31,
	2026	2025
January 1	$18,641.4	$10,677.4
Acquisitions*	118.1	2.4
Noncontrolling interests in acquired businesses	17.0	2.5
Contingent purchase price obligations of acquired businesses	13.5	2.4
Dispositions	(7.8)	(20.6)
Foreign currency translation	(48.3)	117.4
March 31	$18,733.9	$10,781.5
*The increase in goodwill in the three months ended March 31, 2026 is primarily attributable to adjustments to the preliminary purchase price accounting for the IPG acquisition in November 2025 (see Note 5 to the consolidated financial statements). There were no goodwill impairment charges recorded in the three months ended March 31, 2026 and 2025, and there are no accumulated goodwill impairment charges.
Intangible assets:

	March 31, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trade Names	$926.0	$(96.4)	$829.6	$929.9	$(76.5)	$853.4
Customer Relationships	4,374.0	(578.2)	3,795.8	4,389.5	(504.1)	3,885.4
Technology and Other	355.6	(94.3)	261.3	409.2	(79.6)	329.6
Acquired intangible assets and internally developed strategic platform assets	$5,655.6	$(768.9)	$4,886.7	$5,728.6	$(660.2)	$5,068.4
Other purchased and internally developed software	303.8	(245.3)	58.5	275.6	(243.0)	32.6
Intangible Assets	$5,959.4	$(1,014.2)	$4,945.2	$6,004.2	$(903.2)	$5,101.0

Amortization of intangible assets:

	Three Months Ended March 31,
	2026	2025
Acquired intangible assets and internally developed strategic platform assets	$110.9	$21.8
Other purchased and internally developed software	6.5	4.0
Amortization Expense	$117.4	$25.8
5. Business Combinations
On November 26, 2025, we completed the Merger (see Note 1 to the consolidated financial statements). The acquisition combines complementary capabilities and service offerings and is expected to expand client opportunities and support long-term growth.
Purchase Consideration
Pursuant to the Merger Agreement, the 361,498,876 shares of IPG common stock (the “IPG common stock”) (par value $0.10 per share) that were issued and outstanding immediately prior to the Merger were converted into 124,352,188 shares of Omnicom common stock (par value $0.15 per share) and cash in lieu of fractional shares, based on an exchange ratio (the “Exchange Ratio”) of 0.344 shares of Omnicom common stock for each share of IPG common stock. Following the close of the Merger, legacy Omnicom shareholders owned approximately 60.6% of the combined company, and legacy IPG shareholders owned approximately 39.4%, on a fully diluted basis.
The total consideration paid at closing was $8,893.5 million, consisting of primarily equity consideration of $8,891.2 million, excluding debt assumed in connection with Omnicom's offer to exchange all outstanding notes of certain series issued by the IPG. The following table summarizes the purchase consideration:

Fair value of shares issued to IPG shareholders[1]	$8,891.2
Cash paid for fractional shares	$0.3
Fair value of equity awards[2]	$2.0
Total Consideration	$8,893.5
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
Preliminary Purchase Price Allocation
The following table summarizes the preliminary fair values of the tangible and identifiable assets acquired and liabilities assumed as of the Closing Date:

Cash and Cash equivalents	$1,080.6	Accounts payable	$7,065.4
Accounts receivable	5,753.5	Customer advances	715.8
Work in process	2,227.6	Short-term debt	42.4
Assets held for sale	264.7	Liabilities held for sale	106.5
Other current Assets	571.6	Other current liabilities	1,673.8
Property and equipment	251.6	Long-term liabilities	432.7
Operating lease right-of-use assets	597.9	Long-term liability - operating leases	876.4
Equity Method Investments	41.8	Long-term debt	2,764.9
Intangible assets	4,591.4	Deferred tax liabilities, net	1,093.4
Other Assets	701.3	Non-controlling interests	211.7
Total Assets	$16,082.0	Redeemable non-controlling interest	11.2
		Total Liabilities and Non-controlling interest	$14,994.2

		Fair value of net assets acquired	$1,087.8
		Goodwill	7,805.7
		Total Consideration	$8,893.5

The purchase accounting process has not been completed as of March 31, 2026, including the finalization of the purchase price allocation. The Company has not yet finalized the valuation of certain assets acquired and liabilities assumed, including identifiable intangible assets. The preliminary fair values of identifiable assets as of March 31, 2026 include Trade names of $792.0 million, Customer relationships of $3,616.0 million, and Technology and other of $183.4 million. During the first quarter, the adjustments to goodwill related primarily to the updates of the fair value of acquired software and deferred taxes. The purchase price allocation may be adjusted during the measurement period, which will not exceed one year from the Closing Date.
Integration and Acquisition-Related Costs
During the three months ended March 31, 2026 and 2025, the Company incurred approximately $59.4 million of integration and acquisition related costs and $33.8 million of acquisition related costs associated primarily with the acquisition of IPG. These costs consist mainly of third-party professional fees and were recorded within selling, general and administrative expenses in the consolidated statements of income. The Company may incur additional integration and acquisition-related costs in the future related to the acquisition of IPG.
6. Debt
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
We can issue up to $3.0 billion of U.S. Dollar denominated commercial paper under a U.S. commercial paper program, and issue up to the equivalent of $500 million in British Pounds, Euro, or U.S. Dollars under a Euro commercial paper program. In addition, certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom, aggregating $1,124.5 million. All of these facilities provide additional liquidity sources for operating capital and general corporate purposes. During the three months ended March 31, 2026, we issued commercial paper and the average and maximum amounts outstanding during the quarter were $261.8 million and $632.6 million, respectively. There were no issuances of commercial paper for the three months ended March 31, 2025. At both March 31, 2026 and 2025, there were no outstanding commercial paper issuances.
The Credit Facility has a financial covenant that requires us to maintain a Leverage Ratio (as defined in the Credit Facility) of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At March 31, 2026, we were in compliance with this covenant as our Leverage Ratio, computed in accordance with the terms of the facility, was 2.5 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt of $67.4 million and $62.0 million at March 31, 2026 and December 31, 2025, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries.

Long-Term Debt
Long-term debt:

	March 31, 2026	December 31, 2025
3.600% Senior Notes due 2026	$—	$1,400.0
€500 million 0.800% Senior Notes due 2027	575.5	588.7
4.650% Senior Notes (Exchange/IPG) due 2028	500.0	500.0
4.200% Senior Notes due 2029	400.0	—
2.450% Senior Notes due 2030	600.0	600.0
4.200% Senior Notes due 2030	600.0	600.0
4.750% Senior Notes (Exchange/IPG) due 2030	650.0	650.0
€500 million 1.400% Senior Notes due 2031	575.5	588.7
2.400% Senior Notes (Exchange/IPG) due 2031	500.0	500.0
2.600% Senior Notes due 2031	800.0	800.0
€600 million 3.700% Senior Notes due 2032	690.5	706.4
£325 million 2.250% Senior Notes due 2033	430.9	439.1
5.000% Senior Notes due 2033	700.0	—
5.375% Senior Notes (Exchange/IPG) due 2033	300.0	300.0
€600 million 3.850% Euro Notes due 2034	690.5	—
5.300% Senior Notes due 2034	600.0	600.0
5.300% Senior Note due 2036	600.0	—
3.375% Senior Notes (Exchange/IPG) due 2041	500.0	500.0
5.400% Senior Notes (Exchange/IPG) due 2048	500.0	500.0
Long-Term Debt, Gross	10,212.9	9,272.9
Unamortized discount	(192.7)	(192.3)
Unamortized debt issuance costs	(42.7)	(25.9)
Unamortized deferred loss from settlement of interest rate swap	—	(0.2)
Long-Term Debt, including current portion	9,977.5	9,054.5
Current portion	—	(1,399.5)
Long-Term Debt	$9,977.5	$7,655.0
On March 2, 2026, Omnicom closed its public offering of $400 million aggregate principal amount of 4.200% Senior Notes due 2029, $700 million aggregate principal amount of 5.000% Senior Notes due 2033 and $600 million aggregate principal amount of 5.300% Senior Notes due 2036. In addition, on March 2, 2026, Omnicom Finance Holdings plc, a U.K.-based wholly-owned subsidiary of Omnicom ("OFH") closed its public offering of €600 million aggregate principal amount of 3.850% Senior Notes due 2034, which are fully and unconditionally guaranteed by Omnicom. Omnicom used a portion of the net proceeds of these offerings to repay its $1.4 billion 3.600% Senior Notes due 2026, which were fully redeemed at par on March 13, 2026. Omnicom intends to use the remaining proceeds for general corporate purposes.
Omnicom fully and unconditionally guaranteed the obligations of OFH, with respect to the €500 million 0.80% Senior Notes due 2027, the €500 million 1.40% Senior Notes due 2031, the €600 million 3.70% Senior Notes due 2032, and the €600 million 3.850% Senior Notes due 2034 (collectively the "Euro Notes"). OFH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in Europe, Australia, and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OFH to obtain funds from their subsidiaries through dividends, loans, or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFH and Omnicom, respectively.
Omnicom has fully and unconditionally guaranteed the obligations of Omnicom Capital Holdings plc, or OCH, a U.K.-based wholly owned subsidiary of Omnicom, with respect to the £325 million aggregate principal amount of 2.25% Senior Notes due 2033 (the "Sterling Notes"). OCH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in EMEA, Australia, and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OCH to obtain funds from their subsidiaries through dividends, loans, or advances. The Sterling Notes and the related guarantee are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OCH and Omnicom, respectively.
7. Segment Reporting
Our branded agency networks operate in the advertising, marketing and corporate communications services industry, and are organized into agency networks, virtual client networks, regional reporting units and operating groups or connected capabilities. Our networks, virtual client networks and agencies increasingly share clients and provide clients with integrated services. The main economic components of each agency are employee compensation and related costs, direct service costs and occupancy and other costs which include rent and occupancy costs, technology costs and overhead expenses. Therefore, given these similarities, we aggregate our four operating segments, which are our global agency networks, into one reporting segment. The chief operating decision maker, or CODM, reviews segment operating income for each network and allocates resources accordingly. Beginning in December of 2025, we integrated the newly acquired IPG businesses into our existing four networks. The CODM includes Omnicom’s chief executive officer, chief financial officer and chief operating officer.
Segment operating results include allocations of costs, including information technology, and other shared services costs, that are allocated using metrics designed to correlate the allocation with consumption.
Segment revenue, segment operating expenses and segment operating income of our operating segments:

	Three Months Ended March 31,
	2026	2025
Revenue	$6,242.9	$3,690.4
Segment Operating Expenses:
Salary and service costs:
Salary and related costs	$3,061.6	$1,780.5
Third-party service costs	1,365.7	796.8
Third-party incidental costs	212.3	169.0
Total salary and service costs	4,639.6	2,746.3
Occupancy and other costs	527.3	314.6
Segment cost of services	5,166.9	3,060.9
Selling, general and administrative expenses	165.1	84.1
Depreciation and amortization	166.9	59.0
Total segment operating expenses	5,498.9	3,204.0
Segment Operating Income	$744.0	$486.4
Reconciliation of segment operating income to income before income taxes and income (loss) from equity method investments:

	Three Months Ended March 31,
	2026	2025
Segment Operating Income	$744.0	$486.4
Severance and repositioning costs	4.1	—
Loss on assets held for sale and dispositions	34.3	—
Integration and acquisition related costs	59.4	33.8
Operating Income	646.2	452.6
Interest Expense	119.0	59.1
Interest Income	47.0	29.7
Income Before Income Taxes and Income (Loss) From Equity Method Investments	$574.2	$423.2
We reconcile segment operating income to income before income taxes and income (loss) from equity method investments as income tax expense is reviewed at the consolidated level and the segment managers are not held accountable for performance of net income.
The agency networks' regional reporting units comprise three principal regions: the Americas, EMEA and Asia-Pacific. The regional reporting units monitor the performance and are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and, in many cases, the same clients and have similar economic characteristics.

Revenue and long-lived assets and goodwill by geographic region:

	Americas	EMEA	Asia-Pacific
March 31, 2026
Revenue - Three months ended	$4,081.2	$1,583.2	$578.5
Long-lived assets and goodwill	$16,082.8	$4,170.1	$777.3
March 31, 2025
Revenue - Three months ended	$2,207.9	$1,065.8	$416.7
Long-lived assets and goodwill	$8,135.0	$3,813.2	$691.1
8. Income Taxes
Our effective tax rate for the first quarter of 2026 was 26.9% compared to 28.5% for the first quarter of 2025. The decrease was primarily due to the non-deductibility of certain integration and acquisition related costs in connection with the Merger that impacted the effective tax rate in 2025. The effective tax rate for 2026 reflects the impact of the lower tax benefit associated with severance and repositioning charges and IPG acquisition related costs.
Numerous foreign jurisdictions have enacted legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion, or Pillar Two, model rules issued by the Organization for Economic Co-operation and Development ("OECD"). Under such rules, a minimum effective tax rate of 15% applies to multinational companies with consolidated revenue above €750 million.
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
On January 5, 2026, the OECD released comprehensive administrative guidance on the “side-by-side system” to streamline Pillar Two’s global minimum tax rules, which would exclude U.S. parented groups from certain Pillar Two provisions in recognition of existing U.S. minimum tax rules. The side-by-side safe harbor election will be effective beginning in 2026, once adopted into domestic legislation, with the transitional safe harbor extended through 2027 to facilitate the implementation of this permanent system. Overall, the rules are not expected to have a material adverse impact on our results of operations, financial position, or cash flows.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The legislation does not have a material impact on our financial statements.
At March 31, 2026, our gross unrecognized tax benefits were $441.3 million. Of this amount, approximately $423.7 million would affect our effective tax rate upon resolution of the uncertain tax positions.
9. Pension and Other Postemployment Benefits
Pension and other postemployment benefits net periodic benefit expense:

	Defined Benefit Pension Plans		Postemployment Arrangements
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Service cost	$1.7	$1.5	$0.5	$0.5
Interest cost	2.3	1.8	1.3	1.4
Expected return on plan assets	—	(0.2)	—	—
Amortization of prior service cost	1.1	0.8	0.7	0.9
Amortization of actuarial losses	(0.6)	0.5	—	—
Total net periodic benefit expense	$4.5	$4.4	$2.5	$2.8
In each of the three months ended March 31, 2026 and 2025, we contributed $0.2 million and $0.1 million, respectively, to the defined benefit pension plans.

10. Severance and Repositioning Costs
Severance and repositioning costs incurred during the three months ended March 31, 2026 reflect adjustments to estimates for actions taken during the year ended December 31, 2025 related to the Merger with IPG. Total costs of $4.1 million consist of severance and employee-related termination benefits, as well as real estate repositioning costs.
The following table summarizes activity during the period related to adjustments to liabilities for severance and contract terminations and other, which are expected to be settled in cash. In addition, real estate write downs of $1.4 million were recorded during the period, which is a non-cash charge.

	Liability at December 31, 2025	Expense	Cash Payments	Liability at March 31, 2026
Severance	$539.4	$2.7	$(192.2)	$349.9
Contract Terminations and Other	80.4	—	(3.6)	76.8
Total severance and contract terminations and other	$619.8	$2.7	$(195.8)	$426.7

11. Loss on Assets Held for Sale or Dispositions of Subsidiaries
During the fourth quarter of 2025, management determined that the assets and liabilities of certain businesses planned for disposition in the next twelve months, primarily within the Advertising and Experiential & Other (formerly, Execution & Support) disciplines, met the criteria to be classified as held for sale. Accordingly, these businesses were recorded at net realizable value - fair value less cost to sell. The disposals do not represent a strategic shift that has or will have a major effect on our operations or financial results and therefore do not qualify for discontinued operations presentation.
During the first quarter of 2026, we identified additional businesses for disposition as part of our ongoing review of our strategic position. We recorded impairment charges of $34.3 million to write down the businesses identified for disposition to net realizable value. Fair value was determined using discounted cash flow analyses, supplemented by observable market inputs where available. These charges were recorded in loss on assets held for sale and disposition of subsidiaries in the consolidated statements of income. In addition, we closed on the sale of certain legacy IPG businesses and recorded an adjustment to goodwill (see Note 5 to the consolidated financial statements).
The following table presents the major classes of assets and liabilities classified as held for sale and included in the consolidated balance sheet as of March 31, 2026. Assets and liabilities classified as held for sale are presented separately within current assets and current liabilities, respectively, in the consolidated balance sheet as of March 31, 2026.

	March 31,	December 31,
	2026	2025
Assets Held for Sale or Disposition
Accounts receivable	$405.3	$623.4
Work in process	141.8	240.7
Other current assets	135.4	116.8
Property and Equipment, net	13.5	13.1
Other assets	15.6	18.2
Total Assets Held for Sale or Disposition	$711.6	$1,012.2
Liabilities Held for Sale or Disposition
Accounts payable	$524.6	$669.7
Customer advances	254.2	377.5
Other current liabilities	193.5	213.8
Total Liabilities Held for Sale or Disposition	$972.3	$1,261.0

12. Supplemental Cash Flow Data
Change in operating capital:

	Three Months Ended March 31,
	2026	2025
(Increase) decrease in accounts receivable	$1,863.5	$1,128.1
(Increase) decrease in work in process and other current assets	(504.5)	(344.6)
Increase in accounts payable	(2,420.0)	(1,847.5)
(Decrease) in customer advances, taxes payable and other current liabilities	(80.4)	(67.9)
Change in other assets and liabilities, net	(68.7)	(41.4)
Increase (decrease) in operating capital	$(1,210.1)	$(1,173.3)
Supplemental financial information:

Income taxes paid	$91.4	$67.1
Interest paid	$103.5	$33.6
Non-cash increase in lease liabilities:

Operating leases	$18.4	$37.1
Finance leases	$5.1	$8.0
13. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that such proceedings will have a material adverse effect on our results of operations or financial position.
14. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes:

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Three Months Ended March 31, 2026
January 1	$(1.3)	$(40.2)	$(1,224.3)	$(1,265.8)
Other comprehensive income (loss) before reclassifications	—	—	(52.5)	(52.5)
Reclassification from accumulated other comprehensive income (loss)	0.9	3.5	—	4.4
March 31	$(0.4)	$(36.7)	$(1,276.8)	$(1,313.9)

	Three Months Ended March 31, 2025
January 1	$(5.0)	$(25.5)	$(1,445.4)	$(1,475.9)
Other comprehensive income (loss) before reclassifications	—	—	78.7	78.7
Reclassification from accumulated other comprehensive income (loss)	1.0	0.4	—	1.4
March 31	$(4.0)	$(25.1)	$(1,366.7)	$(1,395.8)
15. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis:

March 31, 2026	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$4,288.1			$4,288.1
Marketable equity securities	$0.8			$0.8
Cross currency swaps - net investment hedge		$5.8		5.8
Liabilities:
Contingent purchase price obligations			$235.9	$235.9

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$6,881.1			$6,881.1
Marketable equity securities	0.9			0.9
Cross currency swaps - net investment hedge		$7.1		7.1
Liabilities:
Contingent purchase price obligations			$214.9	214.9

Changes in contingent purchase price obligations:

	Three Months Ended March 31,
	2026	2025
January 1	$214.9	$220.1
Acquisitions	20.7	2.8
Revaluation and interest	3.6	3.1
Payments	(2.8)	(2.8)
Foreign currency translation	(0.5)	(0.1)
March 31	$235.9	$223.1
Carrying amount and fair value of our financial assets and liabilities:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$4,288.1	$4,288.1	$6,881.1	$6,881.1
Marketable equity securities	0.8	0.8	0.9	0.9
Non-marketable equity securities	61.5	61.5	62.1	62.1
Cross currency swaps - net investment hedge	5.8	5.8	7.1	7.1
Liabilities:
Short-term debt	$67.4	$67.4	$62.0	$62.0
Contingent purchase price obligations	235.9	235.9	214.9	214.9
Long-Term Debt	9,977.5	9,556.3	9,054.5	8,818.9
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
16. Accelerated Share Repurchase
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In February 2026, the Board authorized the repurchase of up to $5.0 billion of our common stock. Pursuant to this authorization, we also entered into an accelerated share repurchase ("ASR") program to repurchase approximately $2.5 billion of our common stock.
Share repurchases for the three months ended March 31, 2026 of 28.3 million were primarily related to our accelerated stock repurchase program and also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock awards issued to employees. The forward purchase of additional shares under the ASR is included as a reduction to APIC as of the three months ended March 31, 2026.
17. Subsequent Events
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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. In addition, from time to time, we or our representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management as well as assumptions made by, and information currently available to management. Forward-looking statements may be accompanied by words such as “aim”, “anticipate”, “believe”, “plan”, “could”, “should”, “would”, “estimate”, “expect”, “forecast”, “future”, “guidance”, “intend”, “may”, “will”, “possible”, “potential”, “predict”, “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside of our control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include:
•risks relating to the completed merger (the “Merger”) between us and The Interpublic Group of Companies, Inc. ("IPG"), including risks related to the integration of IPG’s business, such as, among others: uncertainties associated with retaining key management and other employees; potential disruptions to client, vendor, and business partner relationships; the risk that integration activities may be more time-consuming, complex, or costly than expected; the possibility that anticipated synergies, efficiencies, and other benefits of the Merger may not be realized, or may be realized more slowly than anticipated; and risks associated with managing a larger, more complex combined organization and effectively integrating systems, processes, operations, and cultures;
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
•changes in tax rates, tax laws, regulations or interpretations, or adverse outcomes of tax audits or proceedings; and
•other business, financial, operational and legal risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission ("SEC").
The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 10-K"), and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents filed from time to time with the Securities and Exchange Commission. Except as required under applicable law, we do not assume any obligation to update these forward-looking statements.

EXECUTIVE SUMMARY
The unaudited consolidated financial statements and related notes to the unaudited consolidated financial statements, including our critical accounting estimates, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report, should be read in conjunction with our 2025 Form 10-K.
Merger with IPG
On November 26, 2025 (the "Closing Date"), Omnicom completed its Merger with IPG. Omnicom is the acquirer of IPG under U.S. generally accepted accounting principles ("U.S. GAAP"), and as a result, the consolidated financial statements of Omnicom for periods prior to the Closing Date do not include the results of operations, financial position, or cash flows of IPG. The results of operations of IPG are included in Omnicom’s consolidated financial statements only from the Closing Date forward. Accordingly, Omnicom’s results of operations, financial condition and cash flows after the Closing Date are not comparable to prior periods due to the inclusion of IPG’s results from the Closing Date (see Note 5 to the consolidated financial statements).
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
Our Business
Omnicom is a strategic holding company that operates through global networks, connected capabilities and specialized agencies, which connect its comprehensive portfolio of companies to deliver marketing, sales, communications, and commerce services to many of the largest global companies. Our products and service offerings support client objectives across our primary focus areas: media, data, commerce, CRM, content, creativity and AI.
Omnicom’s agencies integrate data, creativity, and technology to deliver coordinated marketing, communications, and commerce solutions. All of our agencies are supported by our integrated technology platform: Omni, which includes Acxiom and Interact which were acquired from IPG and Flywheel Commerce Cloud, respectively, as well as privacy-focused identity and data management capabilities. These capabilities include the integration of emerging AI-based tools, such as generative AI, into planning, creative advertising, media, and analytics workflows.
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
On a global, pan-regional, and local basis, our agencies provide a comprehensive range of services across our fundamental disciplines. Beginning in 2026, we realigned our disciplines as follows and as described below: Integrated Media, Advertising, Health, Public Relations, and Experiential & Other. The classification of certain services and prior period amounts have been reclassified to conform to the current period presentation.
Integrated Media includes strategic media planning and buying, performance media and audience-based solutions, as well as digital commerce and data and identity solutions. It also includes proprietary data, analytics, and precision marketing capabilities and automated content delivery solutions. Advertising includes creative, brand development, and integrated advertising services across digital and traditional channels, supporting clients' brand strategy and communications needs. Health includes specialized medical communications, market access strategy and other services to global health and pharmaceutical companies. Public Relations services include corporate communications, crisis management, public affairs, and media relations services. Experiential & Other includes experiential design and execution, live and digital events, and entertainment and sports marketing, as well as consulting, branding, and design services. It also includes field marketing, merchandising, custom communications and training, and other specialized marketing and support services.

Our geographic markets include the Americas, which includes North America and Latin America, Europe, the Middle East and Africa (EMEA), and Asia-Pacific.
Our business model was built and continues to evolve around our clients. While our networks, connected capabilities and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. Our Omni platform integrates data and technology in support of the services provided by all of our disciplines. Our fundamental business principle is that our clients’ specific requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies and disciplines within Omnicom collaborate in formal client networks, such as our CSLs and GGT, as well as informal virtual client networks, resulting in a client matrix organization structure. This collaboration allows us to execute our clients’ marketing requirements in a consistent and comprehensive manner. We use our client-centric approach to grow our business by expanding our service offerings to existing clients, moving into new markets and obtaining new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that could fill gaps in our service delivery to our existing clients.
Generative AI and agentic AI have, and we believe will continue to have, a significant impact on how we provide services to our clients and how we enhance the productivity of our people. As the marketing industry adjusts to the evolving AI landscape, we seek to leverage these technologies to better serve our clients and maintain our competitive advantage. In January 2026, we unveiled our next generation of Omni, our proprietary marketing intelligence platform. Omni integrates our connected capabilities, high-quality and comprehensive identity and data infrastructure, and cutting-edge AI into a single operating system that we believe will give our clients a unified foundation to connect strategy, execution, and performance across their entire marketing ecosystem.
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
Our clients operate in virtually every sector of the global economy. For the twelve months ended March 31, 2026, our largest client accounted for 2.2% of our revenue, and our 100 largest clients, which represent many of the world’s major marketers, accounted for approximately 52.5% of our revenue. Our clients operate in virtually every sector of the global economy with no one industry representing more than 19% of our revenue for the three months ended March 31, 2026.
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
Financial Performance
Worldwide revenue for the three months ended March 31, 2026 increased $2,552.5 million, or 69.2%, to $6,242.9 million, compared to $3,690.4 million in the prior-year-period. Our performance benefited from the Merger, as the first quarter of 2026 represents the first full quarter of results including IPG following the Closing Date. The year-over-year increase in worldwide revenue reflected worldwide constant currency growth (defined below) of $2,378.3 million, or 64.4% and a favorable impact from foreign exchange rates of $174.2 million, which increased revenue by 4.8%.
The mix of our revenue did not change substantially as a result of the Merger. Across our disciplines, revenue increased as follows year-over-year: Integrated Media, $1,173.0 million, Advertising, $385.6 million, Public Relations, $286.7 million, Health, $337.5 million, and Experiential & Other, $369.7 million.
Worldwide revenue increased across our geographic markets for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, as follows, and was primarily driven by the acquisition of IPG: North America, $1,773.6 million, Latin America, $99.7 million, Europe, $444.0 million, Middle East and Africa, $73.4 million, and Asia-Pacific, $161.8 million.
The table below presents worldwide organic growth period to period compared to the combined basis, net of businesses held for sale or disposition (as defined below).
The components of period-over-period revenue change:

			Core Operations[1]
	2025 Revenue[1]	Less: Dispositions & Held for Sale	$	% Growth
Combined revenue for the three months ended March 31, 2025[2]	$6,013.0	$748.3	$5,264.7
Components of revenue change:
Foreign exchange rate impact	174.2	29.9	144.2	2.7%
Net effect of dispositions	(151.0)	(151.0)	—	—%
Organic growth	206.7	—	206.7	3.9%
Revenue for the three months ended March 31, 2026[2]	$6,242.9	$627.2	$5,615.7	6.7%
1) Core Operations, net of dispositions and held for sale, excludes revenue of: businesses that have been disposed of or are classified as held for sale. Amounts for periods prior to the Closing Date are calculated on a combined basis for Omnicom and IPG.
2) Represents combined Omnicom and IPG revenue for the prior year period. The $6.0 billion is comprised of the Omnicom's reported revenue of $3.7 billion and IPG's reported revenue of $2.3 billion, for the three months March 31, 2025 and is provided for comparative purposes. This information has been prepared for informational purposes only and does not represent pro forma financial information prepared in accordance with Article 11 of Regulation S-X. Accordingly, such information does not purport to represent what the Company’s revenue would have been had the acquisition occurred at an earlier date and should not be considered indicative of future performance.
Revenue from Core Operations increased $350.9 million, or 6.7% as compared to the combined Core Operations revenue for the prior-year-period. This was driven by organic growth of 3.9% and a positive impact from foreign exchange rate of $144.2 million, or 2.7%. Revenue from businesses that were either disposed of or classified as held for sale as of March 31, 2026 contributed $627.2 million of revenue in the current period.
The components and percentages are calculated as follows:
•Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue. The foreign exchange rate impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue.
•Organic growth is calculated by subtracting the foreign exchange rate impact from total revenue growth, which is equal to the current period revenue from Core Operations minus the prior period revenue from Core Operations.
•Percentage growth is calculated by dividing the individual amount by the prior period Core Operations revenue base.
When we use the term Constant currency growth it refers to the change in revenue in the period, excluding the effects of foreign currency exchange rate fluctuations. This measure is calculated by adjusting current period revenue to eliminate the impact of changes in foreign exchange rates and comparing the resulting amount to prior-year revenue.
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at March 31, 2026 remain unchanged, we expect the changes in foreign exchange rates will positively impact our revenue by 3.0% for the second quarter and positively impact our revenue by 1.0% for the full year.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.2% and 2.7% of revenue for the twelve months ended March 31, 2026 and 2025, respectively. Our ten largest and 100 largest clients represented 16.4% and 52.5% of revenue for the twelve months ended March 31, 2026, respectively, and 19.1% and 53.6% of revenue for the twelve months ended March 31, 2025, respectively.

A summary of our consolidated results of operations period-over-period:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue	$6,242.9	$3,690.4	$2,552.5	69.2%
Operating Income[2]	$646.2	$452.6	$193.6	42.8%
Operating Margin[2]	10.4%	12.3%		(1.9)%
Net Income - Omnicom Group Inc.[2]	$405.2	$287.7	$117.5	40.8%
Net Income per Share - Omnicom Group Inc.: Diluted[2,3]	$1.35	$1.45	$(0.10)	(6.9)%
EBITA[1,2,3]	$763.6	$474.4	$289.2	61.0%
EBITA Margin %[1,2,3,4]	12.2%	12.9%		(0.7)%
1) Reconciliation of Non-GAAP Financial Measures on page 27.
2) For the three months ended March 31, 2026, operating expenses included $4.1 million ($3.1 million after-tax), related to repositioning costs, primarily related to severance actions in connection with the Merger, and $34.3 million ($27.8 million after-tax) of losses on dispositions of certain businesses in connection with the Merger (see Notes 10 and 11 to the unaudited consolidated financial statements). In addition, included in selling, general and administrative expenses for the three months ended March 31, 2026, are integration and acquisition related costs of $59.4 million ($46.7 million after-tax), related to the Merger. The net impact of these items reduced operating income for the three months ended March 31, 2026, by $97.8 million ($77.6 million after-tax), which reduced diluted net income per share - Omnicom Group Inc. by $0.26. Included in selling, general and administrative expenses for the three months ended March 31, 2025 are acquisition related expenses of $33.8 million ($32.7 million after-tax) in connection with the Merger, which reduced diluted net income per share - Omnicom Group Inc. by $0.17.
3) EBITA is defined as earnings before interest, income taxes and amortization of acquired intangible assets and internally developed strategic platform assets. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods. The effect of after-tax amortization of acquired intangible assets and internally developed strategic platform assets decreased diluted net income per share by $0.29 and $0.08 for the three months ended March 31, 2026 and 2025, respectively.
4) The effect on EBITA Margin of dispositions and assets held for sale for the three months ended March 31, 2026 was a $627.2 million reduction to revenue and a $27.9 million reduction to EBITA, which resulted in a 1.0% decrease in EBITA Margin.

CONSOLIDATED RESULTS OF OPERATIONS
The period-over-period change in results of operations:

	Three Months Ended March 31,
	2026	2025	$ Change
Revenue	$6,242.9	$3,690.4	$2,552.5
Operating Expenses:
Salary and service costs	4,639.6	2,746.3	1,893.3
Occupancy and other costs	527.3	314.6	212.7
Severance and repositioning costs[2]	4.1	—	4.1
Loss on assets held for sale and dispositions[2]	34.3	—	34.3
Cost of services	5,205.3	3,060.9	2,144.4
Selling, general and administrative expenses[2]	224.5	117.9	106.6
Depreciation and amortization	166.9	59.0	107.9
Total Operating Expenses[2]	5,596.7	3,237.8	2,358.9
Operating Income[2]	646.2	452.6	193.6
Interest Expense	119.0	59.1	59.9
Interest Income	47.0	29.7	17.3
Income Before Income Taxes and Income (Loss) From Equity Method Investments	574.2	423.2	151.0
Income Tax Expense	154.6	120.7	33.9
Income (Loss) From Equity Method Investments	(0.9)	0.9	(1.8)
Net Income[2]	418.7	303.4	115.3
Net Income Attributed To Noncontrolling Interests	13.5	15.7	(2.2)
Net Income - Omnicom Group Inc.[2]	$405.2	$287.7	$117.5
Net Income Per Share - Omnicom Group Inc.:[2,3]
Basic	$1.36	$1.46	$(0.10)
Diluted	$1.35	$1.45	$(0.10)

Revenue	$6,242.9	$3,690.4	$2,552.5
Operating Margin %[2]	10.4%	12.3%
EBITA[1,2,3]	$763.6	$474.4	$289.2
EBITA Margin %[1,2,3,4]	12.2%	12.9%	(0.7)%
1) Reconciliation of Non-GAAP Financial Measures on page 27.
2) For the three months ended March 31, 2026, operating expenses included $4.1 million ($3.1 million after-tax), related to repositioning costs, primarily related to severance actions in connection with the Merger, and $34.3 million ($27.8 million after-tax) of losses on dispositions of certain businesses in connection with the Merger (see Notes 10 and 11 to the unaudited consolidated financial statements). In addition, included in selling, general and administrative expenses for the three months ended March 31, 2026, are integration and acquisition related costs of $59.4 million ($46.7 million after-tax), related to the Merger. The net impact of these items reduced operating income for the three months ended March 31, 2026, by $97.8 million ($77.6 million after-tax), which reduced diluted net income per share - Omnicom Group Inc. by $0.26. Included in selling, general and administrative expenses for the three months ended March 31, 2025 are acquisition related expenses of $33.8 million ($32.7 million after-tax) in connection with the Merger, which reduced diluted net income per share - Omnicom Group Inc. by $0.17.
3) EBITA is defined as earnings before interest, income taxes and amortization of acquired intangible assets and internally developed strategic platform assets. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods. The effect of after-tax amortization of acquired intangible assets and internally developed strategic platform assets decreased diluted net income per share by $0.29 and $0.08 for the three months ended March 31, 2026 and 2025, respectively.
4) The effect on EBITA Margin of dispositions and assets held for sale for the three months ended March 31, 2026 was a $627.2 million reduction to revenue and a $27.9 million reduction to EBITA, which resulted in a 1.0% decrease in EBITA Margin.

Revenue by Discipline
To monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories. Our networks, connected capabilities, and agencies provide a comprehensive range of services across our principal disciplines: Integrated Media, Advertising, Health, Public Relations, and Experiential & Other.
Beginning in the first quarter of 2026, we realigned the classification of certain services and prior period amounts have been reclassified to conform to the current period presentation.
The period-over-period change in revenue and constant currency growth by discipline:

	Three Months Ended March 31,
	2026		2025		2026 vs. 2025
	$	% of Revenue	$	% of Revenue	$ Change	% Constant Currency Growth
Integrated Media	2,978.4	47.7%	1,805.4	48.9%	1,173.0	60.0%
Advertising	1,060.2	17.0%	674.6	18.3%	385.6	50.4%
Public Relations	696.6	11.2%	359.1	9.7%	337.5	90.5%
Health	585.7	9.4%	299.0	8.1%	286.7	94.1%
Experiential & Other	922.0	14.7%	552.3	15.0%	369.7	63.1%
Revenue[1]	$6,242.9		$3,690.4		$2,552.5	64.4%
1) Revenue for the three months ended March 31, 2026, includes amounts attributable to disposals or entities classified as held for sale, consisting of $627.2 million.
The mix of our revenue did not change substantially as a result of the Merger. Across our disciplines, revenue increased as follows year-over-year: Integrated Media, $1,173.0 million, Advertising, $385.6 million, Public Relations, $286.7 million, Health, $337.5 million, and Experiential & Other, $369.7 million. Constant currency growth was $2,378.4 million, or 64.4%, compared to the prior year period. Changes in foreign currency exchange rates period-over-period increased revenue $174.2 million, or 4.7%. The increase in revenue from foreign exchange translation was primarily related to the strengthening of most currencies, including the Euro, British Pound and Australian Dollar, against the U.S. Dollar.
Revenue by Geography
The period-over-period change in revenue and constant currency growth in our geographic markets:

	Three Months Ended March 31,
	2026		2025		2026 vs. 2025
	$	% of Revenue	$	% of Revenue	$ Change	% Constant Currency Growth
Americas:
North America	$3,885.1	62.2%	$2,111.5	57.2%	$1,773.6	83.6%
Latin America	196.1	3.1%	96.4	2.6%	99.7	85.3%
EMEA:
Europe	1,439.0	23.1%	995.0	27.0%	444.0	32.4%
Middle East and Africa	144.3	2.3%	70.8	1.9%	73.4	94.0%
Asia-Pacific	578.5	9.2%	416.7	11.3%	161.8	34.1%
Revenue[1]	$6,242.9		$3,690.4		$2,552.5	64.4%
1) Revenue for the three months ended March 31, 2026, includes amounts attributable to disposals or entities classified as held for sale, consisting of $627.2 million.
Worldwide revenue increased across our geographic markets for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, as follows, and was primarily driven by the acquisition of IPG: North America, $1,773.6 million, Latin America, $99.7 million, Europe, $444.0 million, Middle East and Africa, $73.4 million, and Asia-Pacific, $161.8 million.
North America
In North America, constant currency growth period-over-period for the three months ended March 31, 2026 was primarily driven by strong performance in the United States. The mix of our business increased in North America as a result of the Merger.

Latin America
In Latin America, constant currency growth for the three months ended March 31, 2026, compared to the prior year periods, was led by our Integrated Media discipline, including from the impact of the IPG acquisition. Growth was across countries in the region. Foreign currency exchange rate changes increased revenue in the three months ended March 31, 2026 compared to the same period in 2025, primarily as a result of the strengthening of the Mexican Peso, Brazilian Real and Columbian Peso, against the U.S. Dollar period-over-period.
EMEA
In Europe, compared to the prior year periods, constant currency growth for the three months ended March 31, 2026 was primarily due to the acquisition of IPG. Foreign currency exchange rate changes increased revenue for the three months ended March 31, 2026, primarily as a result of the strengthening of the Euro and the British Pound against the U.S. Dollar period-over-period. The mix of our business in EMEA has decreased as a result of the Merger.
In the U.K., for the three months ended March 31, 2026, constant currency growth period-over-period was 36.9%. The mix of our business in the U.K. was 9.3%, for the three months ended March 31, 2026 and 10.7%, for the three months ended March 31, 2025 as a result of the Merger.
In Continental Europe, which includes the Euro Zone and the other European countries, constant currency growth was 29.2%. Foreign currency exchange rate changes increased revenue 13.9% for the three months ended March 31, 2026, primarily as a result of the strengthening of the Euro against the U.S. Dollar period-over-period.
In the Middle East and Africa, for the three months ended March 31, 2026, constant currency growth was 94.0%, primarily due to growth across all countries in the region.
Asia-Pacific
In Asia-Pacific, constant currency growth increased for the three months ended March 31, 2026, with strong performance in all markets in the region. Foreign currency exchange rate changes increased revenue 4.7% for the three months ended March 31, 2026, primarily as a result of the strengthening of most currencies against the U.S. Dollar, including the Australian Dollar. The mix of our business in Asia-Pacific decreased as a result of the Merger.
Revenue by Industry
Revenue by type of client industry sector:

	Three Months Ended March 31,
	2026	2025
Pharmaceuticals and Health	19%	15%
Food and Beverage	13%	15%
Auto	10%	13%
Financial Services	10%	8%
Consumer Products	9%	9%
Retail	7%	6%
Technology	7%	7%
Travel and Entertainment	6%	8%
Services	4%	3%
Government	3%	4%
Telecommunications	3%	3%
Oil, Gas and Utilities	2%	2%
Not-for-Profit	1%	1%
Education	1%	1%
Other	5%	5%
Total	100%	100%

Operating Expenses
The period-over-period change in operating expenses:

	Three Months Ended March 31,
	2026		2025		2026 vs. 2025
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$6,242.9		$3,690.4		$2,552.5	69.2%
Operating Expenses:
Salary and service costs:
Salary and related costs	3,061.6	49.0%	1,780.5	48.2%	1,281.1	72.0%
Third-party service costs	1,365.7	21.9%	796.8	21.6%	568.9	71.4%
Third-party incidental costs	212.3	3.4%	169.0	4.6%	43.3	25.6%
Total salary and service costs	4,639.6	74.3%	2,746.3	74.4%	1,893.3	68.9%
Occupancy and other costs	527.3	8.4%	314.6	8.5%	212.7	67.6%
Loss on assets held for sale and dispositions	34.3	0.5%	—	—%	34.3	—%
Severance and repositioning costs	4.1	0.1%	—	—%	4.1	—%
Cost of services	5,205.3		3,060.9		2,144.4	70.1%
Selling, general and administrative expenses	224.5	3.6%	117.9	3.2%	106.6	90.4%
Depreciation and amortization	166.9	2.8%	59.0	1.6%	107.9	182.9%
Total Operating Expenses	5,596.7	89.6%	3,237.8	87.7%	2,358.9	72.9%
Operating Income	$646.2	10.4%	$452.6	12.3%	$193.6	42.8%
We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up a significant portion of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor, third-party service costs, and third-party incidental costs. Third-party service costs include vendor costs when we act as principal in providing services to our clients. Third-party incidental costs that are required to be included in revenue primarily consist of client-related travel and incidental out-of-pocket costs that are billed back to the client directly at our cost. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses. Adverse and beneficial fluctuations in foreign currency exchange rates from period to period impact our results of operations and financial condition when we translate our financial statements from local foreign currency exchange rates to the U.S. Dollar. However, substantially all of our foreign operations transact business in their local currency, mitigating the impact of changes in foreign currency exchange rates on our operating margin percentage. As a result, the changes in our operating expenses period-over-period from foreign currency translation were in line with the percentage impact from changes in foreign currencies on revenue for the three months ended March 31, 2026.
Operating expenses for the three months ended March 31, 2026 increased $2,358.9 million, or 72.9%, to $5,596.7 million compared to the prior year, primarily due to the acquisition of IPG. Included in operating expenses for the three months ended March 31, 2026 are $4.1 million, primarily for severance and other repositioning costs, as well as $34.3 million of charges to reflect the businesses to be disposed at their estimated net realizable value. In addition, we incurred integration costs related to the acquisition of IPG of $59.4 million, which are included in selling, general and administrative expenses (see Note 5 to the consolidated financial statements). Included in selling, general and administrative expenses for the three months ended March 31, 2025 are acquisition related costs of $33.8 million ($32.7 million after-tax), related to the Merger.
Operating Expenses - Salary and Service Costs
Salary and service costs, which tend to fluctuate with changes in revenue, are comprised of salary and related costs, third-party service costs, and third-party incidental costs.
Salary and service costs for the three months ended March 31, 2026 increased $1,893.3 million, or 68.9%, to $4,639.6 million, compared to the prior year period. Salary and related costs for the three months ended March 31, 2026 increased $1,281.1 million, or 72.0%, to $3,061.6 million, primarily due to our acquisition of IPG. As a percentage of revenue, salary and related costs were relatively flat compared to the prior year period. We expect these costs to be in-line as a percentage of revenue year-over-year as we realize operational efficiencies and advance the integration of our operations with IPG. Third-party service costs for the three months ended March 31, 2026 increased $568.9 million, or 71.4%, to $1,365.7 million, primarily as a result of the IPG acquisition, as well as constant currency impacts in our Integrated Media discipline. Third-party incidental costs for the three months ended March 31, 2026 increased $43.3 million, or 25.6%, to $212.3 million, primarily due to revenue growth and our acquisition of IPG.

Operating Expenses - Occupancy and Other Costs
Occupancy and other costs for the three months ended March 31, 2026, which are less directly linked to changes in revenue than salary and service costs, increased by $212.7 million, or 67.6%, to $527.3 million due to the additional real estate footprint from the IPG acquisition. As a percentage of revenue, occupancy and other costs were relatively flat compared to the prior year period.
Operating Expenses - Selling, General & Administrative ("SG&A") Expenses
SG&A expenses primarily consist of third-party marketing costs, professional fees, compensation and benefits and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.
SG&A expenses increased for the three months ended March 31, 2026 by $106.6 million, compared to the same period in 2025, primarily due to the acquisition of IPG, including integration and acquisition related costs in connection with the acquisition of IPG of $59.4 million ($46.7 million after-tax) and $33.8 million ($32.7 million after-tax), in the three months ended March 31, 2026 and March 31, 2025, respectively (see Note 1 to the unaudited consolidated financial statements).
Operating Income
Operating income for the three months ended March 31, 2026 increased $193.6 million to $646.2 million, and operating margin decreased to 10.4% from 12.3% compared to the same period in 2025. Amortization expense for the three months ended March 31, 2026 increased by $95.6 million to $117.4 million, primarily related to the Merger, which decreased operating income and margin. EBITA for the three months ended March 31, 2026 increased $289.2 million to $763.6 million, and EBITA margin decreased to 12.2% from 12.9%. Integration and acquisition related costs related to the Merger and severance and other repositioning costs recorded in the first quarter of 2026 (see Notes 1 and 10 to the unaudited financial statements) reduced both operating income and EBITA by $97.8 million, and reduced both operating margin and EBITA margin by 1.5%. Acquisition related costs recorded in the first quarter of 2025 reduced both operating income and EBITA by $33.8 million, and reduced both operating margin and EBITA margin by 0.9%. The effect on EBITA margin for assets held for sale or disposition for the three months ended March 31, 2026 and 2025 was 1.0% and 0.8%, respectively.
Net Interest Expense
Net interest expense for the three months ended March 31, 2026 increased $42.6 million period-over-period to $72.0 million. Interest expense on debt for the three months ended March 31, 2026 increased $57.7 million period-over-period to $113.8 million, due to higher average long-term debt balances resulting primarily from the assumption of IPG’s long-term debt following the merger, as well as refinancing activities completed during the first quarter of 2026, which resulted in approximately $1 billion of incremental long-term debt. Interest income in the three months ended March 31, 2026 increased $17.3 million to $47.0 million, primarily due to higher average cash balances.
Income Taxes
Our effective tax rate for the three months ended March 31, 2026 decreased period-over-period to 26.9% from 28.5%, primarily due to the non-deductibility of certain integration and acquisition related costs in connection with the Merger that impacted the effective tax rate in 2025. The effective tax rate for 2026 reflects the impact of the lower tax benefit associated with severance and repositioning charges and IPG acquisition related costs.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The legislation does not have a material impact on our financial statements.
Net Income and Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the three months ended March 31, 2026 increased $117.5 million to $405.2 million from $287.7 million. The period-over-period increase is due to the Merger with IPG and the factors described above. Diluted net income per share - Omnicom Group Inc. decreased to $1.35 in the three months ended March 31, 2026, from $1.45 in the three months ended March 31, 2025, based on the factors described above and the Merger with IPG, offset by the impact of the increase in our weighted average shares of common stock outstanding due to the issuance of shares for the IPG acquisition. For the three months ended March 31, 2026, the impact of integration and acquisition related costs and severance and other repositioning costs (see Notes 1 and 10 to the unaudited consolidated financial statements) reduced net income - Omnicom Group Inc. by $77.6 million and diluted net income per share - Omnicom Group Inc. by $0.26. For the three months ended March 31, 2025, acquisition related costs reduced net income - Omnicom Group Inc. by $32.7 million and diluted net income per share - Omnicom Group Inc. by $0.17.
The effect of after-tax amortization principally from acquired intangible assets and internally developed strategic platform assets decreased diluted net income per share by $0.29 for the three months ended March 31, 2026 and $0.08 for the three months ended March 31, 2025.

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
Reconciliation of Non-GAAP Financial Measures
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin:

	Three Months Ended March 31,
	2026	2025
Net Income - Omnicom Group Inc.	$405.2	$287.7
Net Income Attributed To Noncontrolling Interests	13.5	15.7
Net Income	418.7	303.4
Income (Loss) From Equity Method Investments	(0.9)	0.9
Income Tax Expense	154.6	120.7
Income Before Income Taxes and Income (Loss) From Equity Method Investments	574.2	423.2
Interest Expense	119.0	59.1
Interest Income	47.0	29.7
Operating Income	646.2	452.6
Add back: Amortization principally from acquired intangible assets and internally developed strategic platform assets	117.4	21.8
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$763.6	$474.4

Revenue	$6,242.9	$3,690.4
EBITA	$763.6	$474.4
EBITA Margin	12.2%	12.9%

LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
The primary sources of our short-term liquidity are net cash provided by operating activities and cash and cash equivalents. Additional liquidity sources include our $3.5 billion unsecured multi-currency revolving credit facility, or Credit Facility, terminating on November 26, 2030, the ability to issue up to $3 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, and access to the capital markets. In addition, certain of our international subsidiaries have uncommitted credit lines that are guaranteed by Omnicom, aggregating $1.1 billion. Our liquidity sources fund our non-discretionary cash requirements and our discretionary spending.
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
Cash and cash equivalents decreased $2,593.0 million from December 31, 2025. During the first three months of 2026, we used $553.2 million of cash in operating activities, which included the use for operating capital of $1.2 billion, primarily related to our typical working capital cycle. Discretionary spending for the first three months of 2026 was $3.1 billion, compared to $253.7 million for the first three months of 2025. Discretionary spending for the first three months of 2026 was comprised of capital expenditures of $61.2 million, dividends paid to common shareholders of $251.7 million, dividends paid to shareholders of noncontrolling interests of $12.1 million, repurchases of our common stock, including shares purchased pursuant to the accelerated stock repurchase program, of $2,761.8 million, net of proceeds from vesting of restricted stock awards and related tax benefits. The acquisition of additional shares of noncontrolling interests and payment of contingent purchase price obligations was $16.3 million. Based on past performance and current expectations, we believe that net cash provided by operating activities and cash and cash equivalents will be sufficient to meet our non-discretionary cash requirements for the next twelve months. In addition, and over the longer term, our Credit Facility and access to capital markets are available to fund our working capital, contractual obligations and discretionary spending, including share repurchases.
Cash Management
Our regional treasury centers in North America, Europe and Asia manage our cash and liquidity. Each day, operations with excess funds invest those funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. Treasury centers with excess cash invest on a short-term basis with third parties, with maturities generally ranging from overnight to 90 days. Certain treasury centers have notional pooling arrangements that are used to manage their cash and set-off foreign exchange imbalances. These arrangements require each treasury center to have its own notional pool account and to maintain a positive notional balance. Additionally, under the terms of the arrangement, set-off of foreign exchange positions are limited to the long and short positions within their own account. We may also use multi-entity notional cash pooling arrangements with banks instead of treasury centers to manage our liquidity requirements. In these pooling arrangements, certain legal entities agree with a single bank that the cash balances of any of the entities with the bank will be subject to a full right of set-off against amounts other entities owe the bank, and the bank provides for overdrafts as long as the net balance for all entities does not exceed an agreed-upon level. To the extent that our treasury centers require liquidity, they can issue up to a total of $3.0 billion of U.S. Dollar-denominated commercial paper, issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, or borrow under the Credit Facility, or the uncommitted credit lines. This process enables us to manage our debt more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate imbalances. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines. We have a policy governing counterparty credit risk with financial institutions that hold our cash and cash equivalents, and we have deposit limits for each institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of institutions that are party to the Credit Facility. These institutions generally have credit ratings better than or equal to our credit ratings.
At March 31, 2026, our foreign subsidiaries held approximately $2.5 billion of our total cash and cash equivalents of $4.3 billion. Substantially all of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
As of March 31, 2026, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents, increased $3.5 billion to $5.8 billion from December 31, 2025. The increase in net debt primarily resulted from the issuance of our $400 million aggregate principal amount of 4.200% Senior Notes due 2029, $700 million aggregate principal amount of 5.000% Senior Notes due 2033 and $600 million aggregate principal amount of 5.300% Senior Notes due 2036, as well as the issuance of our €600 million aggregate principal amount of 3.850% Senior Notes due 2034. We used some of the proceeds to pay down our $1.4 billion 3.600% Senior Notes due 2026. Net debt was also impacted by the use of cash of $553.2 million for operating activities, which included the use for operating capital of $1.2 billion, primarily related to our typical working capital requirements during the period and other non-discretionary and discretionary spending of $3.1 billion, as discussed above.
Net debt:

	March 31, 2026	December 31, 2025	March 31, 2025
Short-term debt	$67.4	$62.0	$19.1
Long-term debt, including current portion	9,977.5	9,054.5	6,116.5
Total debt	10,044.9	9,116.5	6,135.6
Less: Cash and cash equivalents	4,288.1	6,881.1	3,378.3
Net debt	$5,756.8	$2,235.4	$2,757.3
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
Debt Instruments and Related Covenants
On March 2, 2026, Omnicom closed its public offering of $400 million aggregate principal amount of 4.200% Senior Notes due 2029, $700 million aggregate principal amount of 5.000% Senior Notes due 2033 and $600 million aggregate principal amount of 5.300% Senior Notes due 2036. In addition, on March 2, 2026, Omnicom Finance Holdings plc ("OFH"), a U.K.-based wholly owned subsidiary of Omnicom, closed its public offering of €600 million aggregate principal amount of 3.850% Senior Notes due 2034, which notes are fully and unconditionally guaranteed by Omnicom. Omnicom used a portion of the net proceeds to repay its

$1.4 billion 3.600% Senior Notes due 2026, which were fully redeemed at par on March 31, 2026. Omnicom intends to use the remaining proceeds for general corporate purposes.
Omnicom fully and unconditionally guaranteed the obligations of OFH with respect to the €500 million 0.800% Senior Notes due 2027, the €500 million 1.400% Senior Notes due 2031, the €600 million 3.700% Senior Notes due 2032, and the €600 million 3.850% Senior Notes due 2034 (collectively the "Euro Notes"). OFH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in Europe, Australia, and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OFH to obtain funds from their subsidiaries through dividends, loans, or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFH and Omnicom, respectively.
Omnicom has fully and unconditionally guaranteed the obligations of Omnicom Capital Holdings plc, or ("OCH"), a U.K.-based wholly owned subsidiary of Omnicom, with respect to the £325 million 2.250% Senior Notes due 2033, (the "Sterling Notes"). OCH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in EMEA, Australia, and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OCH to obtain funds from their subsidiaries through dividends, loans, or advances. The Sterling Notes and the related guarantee are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OCH and Omnicom, respectively.
The Credit Facility has a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At March 31, 2026, we were in compliance with this covenant as our Leverage Ratio, computed in accordance with the terms of the facility, was 2.5 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At March 31, 2026, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody’s. Our access to the commercial paper market and the cost of any issuances are affected by market conditions and our credit ratings. The long-term debt indentures and the Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
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
We have the ability to fund our day-to-day liquidity, including working capital, by issuing commercial paper or borrowing under the Credit Facility. During the three months ended March 31, 2026, there were no drawings under the Credit Facility and no commercial paper issuances outstanding at quarter-end; however, commercial paper was issued and repaid during the period as described below. There were no draws under the Credit Facility or commercial paper issuances during the three months ended March 31, 2025.

Commercial paper activity was (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Average amount outstanding during the quarter	$261.8	$—
Maximum amount outstanding during the quarter	632.6	$—

Amount outstanding at the end of the quarter	$—	$—
Weighted average maturity days	28.3	—
Weighted average interest rate	3.88%	—%
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
Credit Risk
We provide marketing and communications services to several thousand clients that operate in nearly every sector of the global economy, and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk, as our largest client represented 2.2% of revenue for the twelve months ended March 31, 2026. However, during periods of economic downturn, the credit profiles of our clients could change.
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
CRITICAL ACCOUNTING ESTIMATES
For a more complete understanding of our accounting estimates and policies, the unaudited consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We manage our exposure to foreign exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We use net investment hedges to manage the volatility of foreign exchange rates on the investment in our foreign subsidiaries. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the credit risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors. Our 2025 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2025 10-K. Note 15 to the unaudited consolidated financial statements provides a discussion of our foreign currency derivatives and cross currency swaps as of March 31, 2026.

ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to management, including our Chief Executive Officer, ("CEO"), and Chief Financial Officer, ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2026, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of March 31, 2026. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our 2025 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2025, dated February 20, 2026.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our 2025 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value (in Millions) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2026	2,776,985	$79.14	—	—
February 1 - February 28, 2026	25,517,507	80.64	24,709,660	3,000
March 1 - March 31, 2026	249	75.64	—	3,000
Total	28,294,741	$80.50	24,709,660
1) On February 18, 2026, Omnicom announced that its Board of Directors had approved a share repurchase program to repurchase up to $5.0 billion of the Company's common stock as part of the Company's capital allocation strategy. Pursuant to this authorization, we also entered into an accelerated share repurchase program to repurchase approximately $2.5 billion of our common stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with applicable SEC and other legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations.
During the three months ended March 31, 2026, we purchased 28,280,046 shares under the accelerated share repurchase program and under a plan meeting the requirements of Rule 10b5-1 under the Exchange Act, Additionally, we withheld 14,695 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards and stock option exercises. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date. There were no unregistered sales of equity securities during the three months ended March 31, 2026.
Item 5. Other Information
During the quarter ended March 31, 2026, none of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

4.1
Indenture, dated as of March 2, 2026, between Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-10551) filed on March 2, 2026 (the “March 2, 2026 8-K”) and incorporated herein by reference).

4.2
First Supplemental Indenture, dated as of March 2, 2026, between Omnicom Group Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.2 to the March 2, 2026 8-K and incorporated herein by reference).

4.3
Second Supplemental Indenture, dated as of March 2, 2026, between Omnicom Finance Holdings plc, as issuer, Omnicom Group Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.3 to the March 2, 2026 8-K and incorporated herein by reference).

4.4	Form of 4.200% Senior Notes due 2029 (Exhibit 4.4 to the March 2, 2026 8-K and incorporated herein by reference).
4.5	Form of 5.000% Senior Notes due 2033 (Exhibit 4.5 to the March 2, 2026 8-K and incorporated herein by reference).
4.6	Form of 5.300% Senior Notes due 2036 (Exhibit 4.6 to the March 2, 2026 8-K and incorporated herein by reference).
4.7	Form of 3.850% Senior Notes due 2034 (Exhibit 4.7 to the March 2, 2026 8-K and incorporated herein by reference).
10.1	Employment Agreement dated as of November 26, 2025 by and between Omnicom Group Inc. and Philippe Krakowsky.
10.2	Letter Agreement dated as of November 26, 2025 by and between Omnicom Group Inc. and Philippe Krakowsky.
10.3	2026 Incentive Award Plan - Restricted Stock Unit Agreement - Form of Grant Notice and Agreement
10.4	2026 Incentive Award Plan - Option Agreement - Form of Grant Notice and Agreement
10.5	Omnicom 2026 Incentive Award Plan (Annex A to our Definitive Proxy Statement on Schedule 14A (File No. 1-10551) filed on December 22, 2025 and incorporated herein by reference).
31.1	Certification of the Chairman and Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICOM GROUP INC.
Date:	April 29, 2026	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)