Form 10-Q
period 2026-06-30
OMNICOM GROUP INC.
filed 2026-07-29
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 22, 2026, there were 274,345,967 shares of Omnicom Group Inc.'s common stock, par value $0.15 per share, outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$3,336.2	$6,881.1
Accounts receivable, net of allowance for doubtful accounts of $10.6 and $11.9	13,462.8	14,398.0
Work in process	3,659.6	3,408.9
Assets held for sale	808.1	1,012.2
Other current assets	1,950.7	1,765.2
Total Current Assets	23,217.4	27,465.4
Property and Equipment at cost, less accumulated depreciation of $1,253.7 and $1,386.8	995.8	1,010.3
Operating Lease Right-Of-Use Assets	1,263.5	1,379.8
Equity Method Investments	51.0	65.9
Goodwill	18,740.7	18,641.4
Intangible Assets, net of accumulated amortization of $1,101.4 and $903.2	4,834.5	5,101.0
Other Assets	800.1	751.5
TOTAL ASSETS	$49,903.0	$54,415.3

LIABILITIES AND EQUITY:
Current Liabilities:
Accounts payable	$18,148.0	$20,659.5
Customer advances	2,134.4	1,727.6
Current portion of debt	—	1,399.5
Short-term debt	48.8	62.0
Taxes payable	89.1	264.9
Liabilities held for sale	1,052.4	1,261.0
Other current liabilities	3,662.6	4,163.7
Total Current Liabilities	25,135.3	29,538.2
Long-Term Liabilities	1,239.0	1,099.5
Long-Term Liability - Operating Leases	1,409.2	1,617.0
Long-Term Debt	9,953.2	7,655.0
Deferred Tax Liabilities	1,575.3	1,449.4
Commitments and Contingent Liabilities (Note 13)
Temporary Equity - Redeemable Noncontrolling Interests	318.8	363.2
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	63.2	63.2
Additional paid-in capital	9,591.4	9,424.4
Retained earnings	11,320.8	10,782.4
Accumulated other comprehensive income (loss)	(1,297.6)	(1,265.8)
Treasury stock, at cost	(10,016.0)	(6,958.4)
Total Shareholders’ Equity	9,661.8	12,045.8
Noncontrolling interests	610.4	647.2
Total Equity	10,272.2	12,693.0
TOTAL LIABILITIES AND EQUITY	$49,903.0	$54,415.3

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$6,562.5	$4,015.6	$12,805.4	$7,706.0
Operating Expenses:
Salary and service costs	4,713.3	2,932.6	9,352.9	5,678.9
Occupancy and other costs	504.4	325.9	1,031.7	640.5
Severance and repositioning costs	47.0	88.8	51.1	88.8
Loss on assets held for sale and dispositions	—	—	34.3	—
Cost of services	5,264.7	3,347.3	10,470.0	6,408.2
Selling, general and administrative expenses	209.0	170.4	433.5	288.3
Depreciation and amortization	166.3	58.7	333.2	117.7
Total Operating Expenses	5,640.0	3,576.4	11,236.7	6,814.2
Operating Income	922.5	439.2	1,568.7	891.8
Interest Expense	123.2	62.6	242.2	121.7
Interest Income	29.9	21.9	76.9	51.6
Income Before Income Taxes and Income (Loss) From Equity Method Investments	829.2	398.5	1,403.4	821.7
Income Tax Expense	224.8	120.5	379.4	241.2
Income (Loss) From Equity Method Investments	1.1	(0.2)	0.2	0.7
Net Income	605.5	277.8	1,024.2	581.2
Net Income Attributed To Noncontrolling Interests	20.7	20.2	34.2	35.9
Net Income - Omnicom Group Inc.	$584.8	$257.6	$990.0	$545.3
Net Income Per Share - Omnicom Group Inc.:
Basic	$2.09	$1.32	$3.43	$2.78
Diluted	$2.08	$1.31	$3.41	$2.77
Weighted Average Shares:
Basic	279.9	194.9	289.0	195.8
Diluted	281.0	196.0	290.2	197.1

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$605.5	$277.8	$1,024.2	$581.2
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	—	1.2	1.3	2.7
Income tax effect	—	(0.4)	(0.4)	(0.8)
Cash flow hedge, net of tax	—	0.8	0.9	1.9
Pension and other postemployment benefits:
Amortization of prior service cost	1.8	1.7	3.6	3.4
Amortization of actuarial losses	(0.5)	—	(1.1)	0.5
Income tax effect	(4.7)	(1.2)	(2.4)	(3.0)
Pension plans and other postemployment benefits, net of tax	(3.4)	0.5	0.1	0.9
Foreign currency translation adjustment	19.2	132.2	(36.8)	215.8
Other Comprehensive Income (Loss)	15.8	133.5	(35.8)	218.6
Comprehensive Income	621.3	411.3	988.4	799.8
Comprehensive Income Attributed To Noncontrolling Interests	20.1	28.8	30.2	49.5
Comprehensive Income - Omnicom Group Inc.	$601.2	$382.5	$958.2	$750.3

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common Stock, shares	421.6	297.2	421.6	297.2
Common Stock, par value	$63.2	$44.6	$63.2	$44.6
Additional Paid-In Capital:
Beginning Balance	8,979.3	495.4	9,424.4	472.1
Net change in noncontrolling interests	(3.6)	1.5	4.6	0.1
Change in temporary equity	22.1	(11.0)	40.1	(11.1)
Share-based compensation	25.8	23.4	52.9	44.2
Common stock repurchased	574.0	—	74.0	—
Stock issued, share-based compensation	(6.2)	(27.5)	(4.6)	(23.5)
Ending Balance	9,591.4	481.8	9,591.4	481.8
Retained Earnings:
Beginning Balance	10,959.3	11,650.4	10,782.4	11,500.5
Net income	584.8	257.6	990.0	545.3
Common stock dividends declared	(223.3)	(138.5)	(451.6)	(276.3)
Ending Balance	11,320.8	11,769.5	11,320.8	11,769.5
Accumulated Other Comprehensive Income (Loss):
Beginning Balance	(1,313.9)	(1,395.8)	(1,265.8)	(1,475.9)
Other comprehensive income (loss)	16.3	124.9	(31.8)	205.0
Ending Balance	(1,297.6)	(1,270.9)	(1,297.6)	(1,270.9)
Treasury Stock:
Beginning Balance	(9,250.8)	(6,421.4)	(6,958.4)	(6,347.8)
Stock issued, share-based compensation	20.9	26.4	33.9	34.3
Common stock repurchased	(786.1)	(143.2)	(3,091.5)	(224.7)
Ending Balance	(10,016.0)	(6,538.2)	(10,016.0)	(6,538.2)
Shareholders' Equity	9,661.8	4,486.8	9,661.8	4,486.8
Noncontrolling Interests:
Beginning Balance	635.0	560.5	647.2	552.4
Net income	20.7	20.2	34.2	35.9
Other comprehensive income (loss)	(0.6)	8.6	(4.0)	13.6
Dividends to noncontrolling interests	(21.4)	(21.3)	(33.5)	(34.3)
Net change in noncontrolling interests	(23.3)	(16.0)	(33.5)	(15.6)
Ending Balance	610.4	552.0	610.4	552.0
Total Equity	$10,272.2	$5,038.8	$10,272.2	$5,038.8

Dividends Declared Per Common Share	$0.80	$0.70	$1.60	$1.40

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$1,024.2	$581.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	98.1	68.1
Amortization of intangible assets	235.1	49.6
Share-based compensation	52.9	44.2
Severance and repositioning costs	51.1	88.8
Loss on assets held for sale and dispositions	34.3	—
Other, net	6.3	3.1
Use of operating capital	(2,434.4)	(1,411.7)
Net Cash Provided by (Used In) Operating Activities	(932.4)	(576.7)
Cash Flows From Investing Activities:
Capital expenditures	(115.1)	(71.6)
Acquisition of businesses and interests in affiliates, net of cash acquired	(7.1)	(0.8)
Proceeds from assets held for sale	168.2	—
Other, net	—	51.8
Net Cash Provided By (Used in) Investing Activities	46.0	(20.6)
Cash Flows From Financing Activities:
Proceeds from borrowings	2,384.9	—
Repayment of debt	(1,400.0)	—
Change in short-term debt	(0.5)	(0.6)
Dividends paid to common shareholders	(481.5)	(277.4)
Repurchases of common stock	(2,988.2)	(223.0)
Proceeds from stock plans	25.9	12.9
Acquisition of additional noncontrolling interests	(35.0)	(5.9)
Dividends paid to noncontrolling interest shareholders	(33.5)	(34.3)
Payment of contingent purchase price obligations	(3.3)	(41.5)
Other, net	(37.8)	(33.1)
Net Cash Provided by (Used In) Financing Activities	(2,569.0)	(602.9)
Effect of foreign exchange rate changes on cash and cash equivalents	(89.5)	161.2
Net Increase (Decrease) in Cash and Cash Equivalents	(3,544.9)	(1,039.0)
Cash and Cash Equivalents at the Beginning of Period	6,881.1	4,339.4
Cash and Cash Equivalents at the End of Period	$3,336.2	$3,300.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Presentation of Financial Statements
The terms “Omnicom”, “the Company”, “we”, “our” and “us” each refer to Omnicom Group Inc. and its subsidiaries, unless the context indicates otherwise. The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP" or "GAAP"), for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission, ("SEC"). Accordingly, certain information and footnote disclosures have been condensed or omitted. All intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Unless otherwise noted, dollars in tables are in millions, except per share amounts.
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
Merger with IPG
On November 26, 2025 (the “Closing Date”), Omnicom completed its merger (the "Merger") with The Interpublic Group of Companies, Inc. ("IPG"). Omnicom is the acquirer of IPG under U.S. GAAP and as a result, the consolidated financial statements of Omnicom for periods prior to the Closing Date do not include the results of operations, financial position, or cash flows of IPG. The results of operations of IPG are included in Omnicom’s consolidated financial statements only from the Closing Date forward. Accordingly, Omnicom’s results of operations, financial condition and cash flows are not comparable to historical periods due to the inclusion of IPG’s results from the Closing Date. See Note 5 to the consolidated financial statements for more information related to the Merger.
For the three and six months ended June 30, 2026, we recorded $40.1 million and $99.5 million, respectively, of integration and acquisition related costs related to the Merger in selling, general and administrative expenses.
During the three and six months ended June 30, 2025, we recorded $66.0 million and $99.8 million, respectively, of acquisition related costs related to the Merger in selling, general and administrative expenses. The results of IPG are not included in our 2025 results of operations.
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

Revenue by discipline:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Integrated Media	$3,259.4	$1,999.1	$6,237.8	$3,804.4
Advertising	1,079.1	711.9	2,139.3	1,386.5
Public Relations	708.9	370.0	1,405.5	729.1
Health	586.0	325.9	1,171.7	624.9
Experiential & Other	929.1	608.7	1,851.1	1,161.1
Revenue[1]	$6,562.5	$4,015.6	$12,805.4	$7,706.0
1) Revenue for the three and six months ended June 30, 2026 includes amounts attributable to disposals or entities classified as held for sale, consisting of $567.5 million and $1.2 billion, respectively.
Economic factors affecting our revenue
Global economic conditions and disruptions directly impact our revenue. Adverse economic conditions and disruptions pose a risk that our clients may reduce, postpone, or cancel spending for our services, which would impact our revenue.
Revenue by geographic market:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas:
North America	$3,990.8	$2,209.7	$7,875.9	$4,321.2
Latin America	248.5	114.6	444.6	211.0
EMEA:
Europe	1,587.6	1,166.4	3,026.6	2,161.4
Middle East and Africa	141.7	66.1	285.9	136.9
Asia-Pacific	593.9	458.8	1,172.4	875.5
Revenue[1]	$6,562.5	$4,015.6	$12,805.4	$7,706.0
1) Revenue for the three and six months ended June 30, 2026 includes amounts attributable to disposals or entities classified as held for sale, consisting of $567.5 million and $1.2 billion, respectively.
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended June 30, 2026 and 2025 was $3.8 billion and $2.1 billion, respectively, and revenue in the United States for the six months ended June 30, 2026 and 2025 was $7.5 billion and $4.1 billion, respectively.
Contract balances
Contract balances include work in process and customer advances that primarily consist of advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs.

	June 30, 2026	December 31, 2025	June 30, 2025
Work in process:
Media and production costs	$1,905.9	$2,200.1	$889.6
Unbilled fees and costs and contract assets	1,753.7	1,208.8	1,106.3
Work in process	$3,659.6	$3,408.9	$1,995.9
Customer advances	$2,134.4	$1,727.6	$1,348.2
There were no impairment charges recorded in work in process in the six months ended June 30, 2026 and 2025.
The majority of our contracts are for periods of one year or less, with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $455.7 million of unsatisfied performance obligations as of June 30, 2026, which will be recognized as services are performed over the remaining contractual terms through 2030.

3. Net Income per Share
Basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income - Omnicom Group Inc.	$584.8	$257.6	$990.0	$545.3
Weighted Average Shares (millions):
Basic	279.9	194.9	289.0	195.8
Dilutive stock options and restricted shares	1.1	1.1	1.2	1.3
Diluted	281.0	196.0	290.2	197.1

Anti-dilutive stock options and restricted shares (millions)	6.2	6.5	6.2	5.8
Net Income per Share - Omnicom Group Inc.:
Basic	$2.09	$1.32	$3.43	$2.78
Diluted	$2.08	$1.31	$3.41	$2.77
The number of potential shares of common stock excluded from diluted shares outstanding was 6.2 million and 6.5 million for the three months ended June 30, 2026 and 2025, respectively, and 6.2 million and 5.8 million for the six months ended June 30, 2026 and 2025, respectively, because the effect of including those shares of common stock in the calculation would have been anti-dilutive.
The increase in our weighted average shares in 2026 is a result of the inclusion of outstanding shares issued in connection with the acquisition of IPG, see Note 5 to the consolidated financial statements.
4. Goodwill and Intangible Assets
Change in goodwill:

	Six Months Ended June 30,
	2026	2025
January 1	$18,641.4	$10,677.4
Acquisitions*	155.1	2.4
Noncontrolling interests in acquired businesses	13.5	2.6
Contingent purchase price obligations of acquired businesses	13.5	2.5
Dispositions	(21.6)	(20.9)
Foreign currency translation	(61.2)	337.8
June 30	$18,740.7	$11,001.8
*The increase in goodwill in the six months ended June 30, 2026 is primarily attributable to adjustments to the preliminary purchase price accounting for the IPG acquisition in November 2025 (see Note 5 to the consolidated financial statements). There were no goodwill impairment charges recorded in the six months ended June 30, 2026 and 2025, and there are no accumulated goodwill impairment charges.
We completed our annual goodwill impairment test as of May 1, 2026. The market assumptions used in our assessment reflected the current economic environment (see Note 1 to the consolidated financial statements). Based on the results of our impairment test, we concluded that our goodwill was not impaired at May 1, 2026.
Intangible assets:

	June 30, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trade Names	$922.5	$(115.2)	$807.3	$929.9	$(76.5)	$853.4
Customer Relationships	4,366.8	(643.2)	3,723.6	4,389.5	(504.1)	3,885.4
Technology and Other	357.6	(112.2)	245.4	409.2	(79.6)	329.6
Acquired intangible assets and internally developed strategic platform assets	$5,646.9	$(870.6)	$4,776.3	$5,728.6	$(660.2)	$5,068.4
Other purchased and internally developed software	289.0	(230.8)	58.2	275.6	(243.0)	32.6
Intangible Assets	$5,935.9	$(1,101.4)	$4,834.5	$6,004.2	$(903.2)	$5,101.0

Amortization of intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Acquired intangible assets and internally developed strategic platform assets	$110.7	$19.8	$221.6	$41.6
Other purchased and internally developed software	7.0	4.0	13.5	8.0
Amortization Expense	$117.7	$23.8	$235.1	$49.6
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
The total consideration paid at closing was $8,893.5 million, consisting primarily of equity consideration of $8,891.2 million, excluding debt assumed in connection with Omnicom's offer to exchange all outstanding notes of certain series issued by IPG. The following table summarizes the purchase consideration:

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

Preliminary Purchase Price Allocation
The following table summarizes the preliminary fair values of the tangible and identifiable assets acquired and liabilities assumed as of the Closing Date:

Cash and Cash equivalents	$1,080.6	Accounts payable	$7,065.4
Accounts receivable	5,753.1	Customer advances	715.8
Work in process	2,227.6	Short-term debt	42.4
Assets held for sale	266.1	Liabilities held for sale	106.5
Other current Assets	566.8	Other current liabilities	1,696.7
Property and equipment	251.6	Long-term liabilities	432.7
Operating lease right-of-use assets	598.9	Long-term liability - operating leases	876.4
Equity Method Investments	32.1	Long-term debt	2,764.9
Intangible assets	4,578.8	Deferred tax liabilities, net	1,093.6
Other Assets	705.5	Non-controlling interests	211.7
Total Assets	$16,061.1	Redeemable non-controlling interest	8.4
		Total Liabilities and Non-controlling interest	$15,014.5

		Fair value of net assets acquired	$1,046.6
		Goodwill	7,846.9
		Total Consideration	$8,893.5
The purchase accounting process has not been completed as of June 30, 2026, including the finalization of the purchase price allocation. The Company has not yet finalized the valuation of certain assets acquired and liabilities assumed, including identifiable intangible assets. The preliminary fair values of identifiable assets as of June 30, 2026 include Trade Names of $792.0 million, Customer Relationships of $3,616.0 million, and Technology and Other of $170.9 million. During the six months ended June 30, 2026, the adjustments to goodwill related primarily to the updates of the fair value of acquired software and deferred taxes. The purchase price allocation may be adjusted during the measurement period, which will not exceed one year from the Closing Date.
Integration and Acquisition-Related Costs
During the three and six months ended June 30, 2026, the Company incurred approximately $40.1 million and $99.5 million, respectively, of integration and acquisition related costs associated primarily with the acquisition of IPG. During the three and six months ended June 30, 2025, the Company incurred approximately $66.0 million and $99.8 million, respectively, of acquisition related costs associated primarily with the acquisition of IPG. These costs consist mainly of third-party professional fees and were recorded within selling, general and administrative expenses in the consolidated statements of income. The Company may incur additional integration and acquisition-related costs in the future related to the acquisition of IPG.
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
We can issue up to $3.0 billion of U.S. Dollar denominated commercial paper under a U.S. commercial paper program, and issue up to the equivalent of $500 million in British Pounds, Euro, or U.S. Dollars under a Euro commercial paper program. In addition, certain of our subsidiaries have uncommitted credit lines that are guaranteed by Omnicom, aggregating $919.1 million. All of these facilities provide additional liquidity sources for operating capital and general corporate purposes. During the three months ended June 30, 2026, we issued commercial paper, and the average and maximum amounts outstanding during the quarter were $34.0 million and $230.0 million, respectively. During the six months ended June 30, 2026, we issued commercial paper, and the average and maximum amounts outstanding were $147.3 million and $632.6 million, respectively. There were no issuances of commercial paper for the three and six months ended June 30, 2025. At both June 30, 2026 and 2025, there were no outstanding commercial paper issuances.

The Credit Facility has a financial covenant that requires us to maintain a Leverage Ratio (as defined in the Credit Facility) of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At June 30, 2026, we were in compliance with this covenant as our Leverage Ratio, computed in accordance with the terms of the facility, was 2.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt of $48.8 million and $62.0 million at June 30, 2026 and December 31, 2025, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries.
Long-Term Debt
Long-term debt:

	June 30, 2026	December 31, 2025
3.600% Senior Notes due 2026	$—	$1,400.0
€500 million 0.800% Senior Notes due 2027	569.2	588.7
4.650% Senior Notes (Exchange/IPG) due 2028	500.0	500.0
4.200% Senior Notes due 2029	400.0	—
2.450% Senior Notes due 2030	600.0	600.0
4.200% Senior Notes due 2030	600.0	600.0
4.750% Senior Notes (Exchange/IPG) due 2030	650.0	650.0
€500 million 1.400% Senior Notes due 2031	569.2	588.7
2.400% Senior Notes (Exchange/IPG) due 2031	500.0	500.0
2.600% Senior Notes due 2031	800.0	800.0
€600 million 3.700% Senior Notes due 2032	683.0	706.4
£325 million 2.250% Senior Notes due 2033	429.0	439.1
5.000% Senior Notes due 2033	700.0	—
5.375% Senior Notes (Exchange/IPG) due 2033	300.0	300.0
€600 million 3.850% Senior Notes due 2034	683.0	—
5.300% Senior Notes due 2034	600.0	600.0
5.300% Senior Notes due 2036	600.0	—
3.375% Senior Notes (Exchange/IPG) due 2041	500.0	500.0
5.400% Senior Notes (Exchange/IPG) due 2048	500.0	500.0
Long-Term Debt, Gross	10,183.4	9,272.9
Unamortized discount	(188.8)	(192.3)
Unamortized debt issuance costs	(41.4)	(25.9)
Unamortized deferred loss from settlement of interest rate swap	—	(0.2)
Long-Term Debt, including current portion	9,953.2	9,054.5
Current portion	—	(1,399.5)
Long-Term Debt	$9,953.2	$7,655.0
On March 2, 2026, Omnicom closed its public offering of $400 million aggregate principal amount of 4.200% Senior Notes due 2029, $700 million aggregate principal amount of 5.000% Senior Notes due 2033 and $600 million aggregate principal amount of 5.300% Senior Notes due 2036. In addition, on March 2, 2026, Omnicom Finance Holdings plc, a U.K.-based wholly-owned subsidiary of Omnicom ("OFH"), closed its public offering of €600 million aggregate principal amount of 3.850% Senior Notes due 2034, which are fully and unconditionally guaranteed by Omnicom. Omnicom used a portion of the net proceeds of these offerings to repay its $1.4 billion 3.600% Senior Notes due 2026, which were fully redeemed at par on March 13, 2026. Omnicom intends to use the remaining proceeds for general corporate purposes.
Omnicom has fully and unconditionally guaranteed the obligations of OFH with respect to the €500 million 0.800% Senior Notes due 2027, the €500 million 1.400% Senior Notes due 2031, the €600 million 3.700% Senior Notes due 2032, and the €600 million 3.850% Senior Notes due 2034 (collectively, the "Euro Notes"). OFH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in Europe, Australia, and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OFH to obtain funds from their subsidiaries through dividends, loans, or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFH and Omnicom, respectively.
Omnicom has fully and unconditionally guaranteed the obligations of Omnicom Capital Holdings plc ("OCH") a U.K.-based wholly owned subsidiary of Omnicom, with respect to the £325 million aggregate principal amount of 2.250% Senior Notes due 2033 (the "Sterling Notes"). OCH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in EMEA, Australia, and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OCH to obtain funds from their subsidiaries through dividends, loans, or advances. The Sterling Notes and the related guarantee are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OCH and Omnicom, respectively.
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
Segment revenue, segment operating expenses and segment operating income of our operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$6,562.5	$4,015.6	$12,805.4	$7,706.0
Segment Operating Expenses:
Salary and service costs:
Salary and related costs	$2,966.6	$1,827.8	$6,028.2	$3,608.3
Third-party service costs	1,522.4	918.4	2,888.1	1,715.2
Third-party incidental costs	224.3	186.4	436.6	355.4
Total salary and service costs	4,713.3	2,932.6	9,352.9	5,678.9
Occupancy and other costs	504.4	325.9	1,031.7	640.5
Segment cost of services	5,217.7	3,258.5	10,384.6	6,319.4
Selling, general and administrative expenses	168.9	104.4	334.0	188.5
Depreciation and amortization	166.3	58.7	333.2	117.7
Total segment operating expenses	5,552.9	3,421.6	11,051.8	6,625.6
Segment Operating Income	$1,009.6	$594.0	$1,753.6	$1,080.4
Reconciliation of segment operating income to income before income taxes and income (loss) from equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment Operating Income	$1,009.6	$594.0	$1,753.6	$1,080.4
Severance and repositioning costs	47.0	88.8	51.1	88.8
Loss on assets held for sale and dispositions	—	—	34.3	—
Integration and acquisition related costs	40.1	66.0	99.5	99.8
Operating Income	922.5	439.2	1,568.7	891.8
Interest Expense	123.2	62.6	242.2	121.7
Interest Income	29.9	21.9	76.9	51.6
Income Before Income Taxes and Income (Loss) From Equity Method Investments	$829.2	$398.5	$1,403.4	$821.7

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
Revenue and long-lived assets and goodwill by geographic region:

	Americas	EMEA	Asia-Pacific
June 30, 2026
Revenue - Three months ended	$4,239.4	$1,729.3	$593.9
Revenue - Six months ended	$8,320.5	$3,312.5	$1,172.4
Long-lived assets and goodwill	$13,880.5	$5,774.5	$1,345.0
June 30, 2025
Revenue - Three months ended	$2,324.3	$1,232.5	$458.8
Revenue - Six months ended	$4,532.2	$2,298.3	$875.5
Long-lived assets and goodwill	$8,148.0	$4,054.3	$723.5
8. Income Taxes
Our effective tax rate for the six months ended June 30, 2026 was 27.0% compared to 29.4% for the six months ended June 30, 2025. The decrease was primarily due to the non-deductibility of certain integration and acquisition related costs in connection with the Merger that negatively impacted the effective tax rate in 2025. The effective tax rates for 2026 and 2025 reflect the impact of the lower tax benefit associated with severance and repositioning charges and IPG acquisition related costs.
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
At June 30, 2026, our gross unrecognized tax benefits were $442.5 million. Of this amount, approximately $426.5 million would affect our effective tax rate upon resolution of the uncertain tax positions.
9. Pension and Other Postemployment Benefits
Pension and other postemployment benefits net periodic benefit expense:

	Defined Benefit Pension Plans		Postemployment Arrangements
	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service cost	$6.1	$3.1	$1.0	$1.1
Interest cost	12.5	4.1	2.5	2.8
Expected return on plan assets	(8.1)	(0.4)	—	—
Amortization of prior service cost	2.1	1.6	1.5	1.8
Amortization of actuarial losses	(1.1)	0.5	—	—
Total net periodic benefit expense	$11.5	$8.9	$5.0	$5.7

In the six months ended June 30, 2026 and 2025, we contributed $0.6 million and $0.2 million, respectively, to the defined benefit pension plans.
10. Severance and Repositioning Costs
Severance and repositioning costs incurred during the three and six months ended June 30, 2026 were $47.0 million and $51.1 million, respectively, and consist primarily of severance and employee-related termination benefits, as well as real estate repositioning costs. Severance and repositioning costs reflect integration related actions and adjustments to estimates for actions taken during the year ended December 31, 2025 related to the Merger.
In connection with our strategic initiatives, operating expenses for both the three and six months ended June 30, 2025 included $88.8 million ($67.2 million after-tax) of repositioning costs, primarily related to severance actions related to efficiency initiatives, primarily within the Omnicom Advertising Group and the Omnicom Production Group.
The following table summarizes activity during the six months ended June 30, 2026 related to adjustments to liabilities for severance and contract terminations and other, which are expected to be settled in cash. In addition, real estate write-downs of $1.4 million were recorded during the period, which is a non-cash charge.

	Liability at December 31, 2025	Expense	Cash Payments	Liability at June 30, 2026
Severance	$539.4	$49.7	$(295.1)	$294.0
Contract Terminations and Other	80.4	—	(33.4)	47.0
Total severance and contract terminations and other	$619.8	$49.7	$(328.5)	$341.0
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
In the first quarter of 2026, we recorded impairment charges of $34.3 million to write down the businesses identified for disposition to net realizable value. Fair value was determined using discounted cash flow analyses, supplemented by observable market inputs where available. These charges were recorded in loss on assets held for sale and dispositions in the consolidated statements of income. In addition, we closed on the sale of certain legacy IPG businesses and recorded an adjustment to goodwill (see Note 5 to the consolidated financial statements).
The following table presents the major classes of assets and liabilities classified as held for sale and included in the consolidated balance sheet as of June 30, 2026. Assets and liabilities classified as held for sale are presented separately within current assets and current liabilities, respectively, in the consolidated balance sheet as of June 30, 2026.

	June 30,	December 31,
	2026	2025
Assets Held for Sale or Disposition
Accounts receivable	$478.9	$623.4
Work in process	195.1	240.7
Other current assets	113.8	116.8
Property and Equipment, net	12.4	13.1
Other assets	7.9	18.2
Total Assets Held for Sale or Disposition	$808.1	$1,012.2
Liabilities Held for Sale or Disposition
Accounts payable	$596.0	$669.7
Customer advances	246.6	377.5
Other current liabilities	209.8	213.8
Total Liabilities Held for Sale or Disposition	$1,052.4	$1,261.0

12. Supplemental Cash Flow Data
Change in operating capital:

	Six Months Ended June 30,
	2026	2025
(Increase) decrease in accounts receivable	$856.1	$955.6
(Increase) decrease in work in process and other current assets	(527.7)	(319.1)
Decrease in accounts payable	(2,278.2)	(1,570.4)
(Decrease) in customer advances, taxes payable and other current liabilities	(396.1)	(447.8)
Change in other assets and liabilities, net	(88.5)	(30.0)
Increase (decrease) in operating capital	$(2,434.4)	$(1,411.7)
Supplemental financial information:

Income taxes paid	$410.7	$330.2
Interest paid	$207.7	$104.3
Non-cash increase in lease liabilities:

Operating leases	$79.4	$90.3
Finance leases	$13.4	$19.0
13. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that such proceedings will have a material adverse effect on our results of operations or financial position.
14. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes:

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Six Months Ended June 30, 2026
January 1	$(1.3)	$(40.2)	$(1,224.3)	$(1,265.8)
Other comprehensive income (loss) before reclassifications	—	—	(32.8)	(32.8)
Reclassification from accumulated other comprehensive income (loss)	0.9	0.1	—	1.0
June 30	$(0.4)	$(40.1)	$(1,257.1)	$(1,297.6)

	Six Months Ended June 30, 2025
January 1	$(5.0)	$(25.5)	$(1,445.4)	$(1,475.9)
Other comprehensive income (loss) before reclassifications	—	—	202.2	202.2
Reclassification from accumulated other comprehensive income (loss)	1.9	0.9	—	2.8
June 30	$(3.1)	$(24.6)	$(1,243.2)	$(1,270.9)
15. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis:

June 30, 2026	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$3,336.2			$3,336.2
Marketable equity securities	$0.8			$0.8
Cross currency swaps - net investment hedge		$11.9		$11.9
Liabilities:
Contingent purchase price obligations			$244.8	$244.8

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$6,881.1			$6,881.1
Marketable equity securities	$0.9			$0.9
Cross currency swaps - net investment hedge		$7.1		$7.1
Liabilities:
Contingent purchase price obligations			$214.9	214.9

Changes in contingent purchase price obligations:

	Six Months Ended June 30,
	2026	2025
January 1	$214.9	$220.1
Acquisitions	24.8	5.4
Revaluation and interest	8.2	7.3
Payments	(3.3)	(41.5)
Foreign currency translation	0.2	0.8
June 30	$244.8	$192.1
Carrying amount and fair value of our financial assets and liabilities:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$3,336.2	$3,336.2	$6,881.1	$6,881.1
Marketable equity securities	0.8	0.8	0.9	0.9
Non-marketable equity securities	—	—	62.1	62.1
Cross currency swaps - net investment hedge	11.9	11.9	7.1	7.1
Liabilities:
Short-term debt	$48.8	$48.8	$62.0	$62.0
Foreign currency derivatives	0.2	0.2	—	—
Contingent purchase price obligations	244.8	244.8	214.9	214.9
Long-Term Debt	9,953.2	9,624.7	9,054.5	8,818.9
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
16. Accelerated Share Repurchase
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In February 2026, the Board authorized the repurchase of up to $5.0 billion of our common stock. Pursuant to this authorization, we also entered into an accelerated share repurchase ("ASR") program to repurchase approximately $2.5 billion of our common stock and received an aggregate initial share delivery of 24.7 million shares of our common stock. We received an additional 7.5 million shares upon settlement of the ASR agreement in May 2026 and recorded the final adjustment, which increased additional paid-in-capital.
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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. In addition, from time to time, we or our representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions, and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management as well as assumptions made by, and information currently available to management. Forward-looking statements may be accompanied by words such as “aim”, “anticipate”, “believe”, “plan”, “could”, “should”, “would”, “estimate”, “expect”, “forecast”, “future”, “guidance”, “intend”, “may”, “will”, “possible”, “potential”, “predict”, “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside of our control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include:
•risks relating to the Merger, including risks related to the integration of IPG’s business, such as, among others: uncertainties associated with retaining key management and other employees; potential disruptions to client, vendor, and business partner relationships; the risk that integration activities may be more time-consuming, complex, or costly than expected; the possibility that anticipated synergies, efficiencies, and other benefits of the Merger may not be realized, or may be realized more slowly than anticipated; and risks associated with managing a larger, more complex combined organization and effectively integrating systems, processes, operations, and cultures;
•adverse economic conditions, including geopolitical events, international hostilities, acts of terrorism, public health crises, inflation or stagflation, tariffs and other trade barriers, central bank interest rate policies in countries that comprise our major markets, labor and supply chain issues affecting the distribution of our clients’ products, or a disruption in the credit markets;
•international, national, or local economic conditions that could adversely affect us or our clients;
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
•effective management of the risks, challenges, and efficiencies presented by utilizing artificial intelligence, or AI, technologies and related partnerships in our business, and their use by our competitors;
•failure to adapt to technological developments;
•our liquidity, long-term financing needs, credit ratings, and access to capital markets;
•changes in legislation or governmental regulations affecting us or our clients;
•losses on media purchases and production costs incurred on behalf of clients;
•risks associated with assumptions we make in connection with our acquisitions, critical accounting estimates, and legal proceedings;
•our international operations, which are subject to the risks of currency repatriation restrictions, social or political conditions and an evolving regulatory environment in high-growth markets and developing countries;
•risks related to our environmental, social, and governance goals and initiatives, including impacts from regulators and other stakeholders, and the impact of factors outside of our control on such goals and initiatives;
•changes in tax rates, tax laws, regulations or interpretations, or adverse outcomes of tax audits or proceedings; and
•other business, financial, operational, and legal risks and uncertainties detailed from time to time in our filings with the SEC.
The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 10-K, and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents filed from time to time with the SEC. Except as required under applicable law, we do not assume any obligation to update these forward-looking statements.

EXECUTIVE SUMMARY
The unaudited consolidated financial statements and related notes to the unaudited consolidated financial statements, including our critical accounting estimates, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report, should be read in conjunction with our 2025 Form 10-K.
Merger with IPG
On the Closing Date, Omnicom completed the Merger. Omnicom is the acquirer of IPG under U.S. GAAP, and as a result, the consolidated financial statements of Omnicom for periods prior to the Closing Date do not include the results of operations, financial position, or cash flows of IPG. The results of operations of IPG are included in Omnicom’s consolidated financial statements only from the Closing Date forward. Accordingly, Omnicom’s results of operations, financial condition and cash flows after the Closing Date are not comparable to prior periods due to the inclusion of IPG’s results from the Closing Date (see Note 5 to the consolidated financial statements).
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
Omnicom’s agencies integrate data, creativity, and technology to deliver coordinated marketing, communications, and commerce solutions. All of our agencies are supported by our integrated technology platform: Omni, which includes Acxiom and Interact, which were acquired from IPG and Flywheel Commerce Cloud, respectively, as well as privacy-focused identity and data management capabilities. These capabilities include the integration of emerging AI-based tools, such as generative AI, into planning, creative advertising, media, and analytics workflows.
Omnicom client teams collaborate and accelerate client-service innovation through two integral enterprise-wide solutions: the Global Growth Team ("GGT") and our Client Success Leaders ("CSLs"). GGT ensures an integrated, enterprise-level view of client needs and innovative solutions across new business development. CSLs manage our agency’s capabilities, providing holistic, tailored solutions across our service lines for individual client strategies and key performance indicators ("KPIs") to enable client success.
Our global networks include: Omnicom Advertising ("OA"), Omnicom Media ("OM"), the DAS Group of Companies ("DAS"), and the Communications Consultancy Network ("CCN"). OA includes our creative brands, BBDO, TBWA, and McCann, which we acquired from IPG, and the brands included within the Advertising Collective. OM includes OMD, PHD, Hearts & Sciences, as well as UM, Acxiom, Initiative and Mediahub, which we acquired from IPG. DAS includes Omnicom Precision Marketing and MRM, which we acquired from IPG and Omnicom Health, which includes IPG Health. CCN includes FleishmanHillard and Ketchum, as well as Golin and Weber Shandwick, which we acquired from IPG.
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

Our geographic markets include the Americas, which includes North America and Latin America, Europe, the Middle East and Africa ("EMEA"), and Asia-Pacific.
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
Our clients operate in virtually every sector of the global economy. For the twelve months ended June 30, 2026, our largest client accounted for 2.0% of our revenue, and our 100 largest clients, which represent many of the world’s major marketers, accounted for approximately 52.5% of our revenue. Our clients operate in virtually every sector of the global economy with no one industry representing more than 19% of our revenue for the six months ended June 30, 2026.
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
We analyze revenue growth by reviewing the components and composition of the growth, including growth by principal regional market, connected capabilities and marketing disciplines, the impact from foreign currency exchange rate changes, and growth from our largest clients. Operating expenses primarily consist of cost of services, selling, general and administrative expenses, or SG&A, and depreciation and amortization, and are analyzed for each network by the Chief Operating Decision Maker, who allocates resources accordingly.
Financial Performance
Worldwide revenue for the three months ended June 30, 2026 increased $2.5 billion, or 63.4%, to $6.6 billion, compared to $4.0 billion in the prior year period. Our performance benefited from the Merger, as the second quarter of 2026 represents the second full quarter of results including IPG following the Closing Date. The year-over-year increase in worldwide revenue reflected worldwide constant currency growth (defined below) of $2,477.9 million, or 61.7%, and a favorable impact from foreign exchange rates of $69.0 million, which increased revenue by 1.7%.
Worldwide revenue for the six months ended June 30, 2026 increased $5.1 billion, or 66.2%, to $12.8 billion, compared to $7.7 billion in the prior year period. Our performance benefited from the Merger. The year-over-year increase in worldwide revenue reflected worldwide constant currency growth (defined below) of $4,856.2 million, or 63.0%, and a favorable impact from foreign exchange rates of $243.2 million, which increased revenue by 3.2%.

The components of our revenue did not change substantially because of the Merger. For the three months ended June 30, 2026, revenue increased $2.5 billion across our disciplines as follows year-over-year: Integrated Media, $1.3 billion, Advertising, $367.2 million, Public Relations, $338.9 million, Health, $260.1 million, and Experiential & Other, $320.4 million.
For the six months ended June 30, 2026, revenue increased $5.1 billion across our disciplines as follows year-over-year: Integrated Media, $2.4 billion, Advertising, $752.8 million, Public Relations, $676.4 million, Health, $546.8 million, and Experiential & Other, $690.0 million.
Worldwide revenue increased across our geographic markets for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, as follows, and was primarily driven by the acquisition of IPG: North America, $1.8 billion, Latin America, $133.9 million, Europe, $421.2 million, Middle East and Africa, $75.6 million, and Asia-Pacific, $135.1 million.
Worldwide revenue increased across our geographic markets for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, as follows, and was primarily driven by the acquisition of IPG: North America, $3.6 billion, Latin America, $233.6 million, Europe, $865.2 million, Middle East and Africa, $149.0 million, and Asia-Pacific, $296.9 million.
The table below presents worldwide organic growth period to period compared to the combined basis, net of businesses held for sale or disposition (as defined below).
The components of period-over-period revenue change:

	Three Months Ended June 30,				Six Months Ended June 30,
			Core Operations[1]				Core Operations[1]
	Revenue[1]	Less: Dispositions & Held for Sale	$	% Growth	Revenue[1]	Less: Dispositions & Held for Sale	$	% Growth
Combined revenue for 2025[2]	$6,552.4	$960.5	$5,591.9		$12,565.4	$1,708.8	$10,856.6
Components of revenue change:
Foreign exchange rate impact	69.0	7.3	61.7	1.1%	243.2	37.2	206.0	1.9%
Net effect of (dispositions) acquisitions	(397.9)	(400.3)	2.4	—%	(548.9)	(551.3)	2.4	—%
Organic growth	339.0	—	339.0	6.1%	545.7	—	545.7	5.0%
Revenue for 2026	$6,562.5	$567.5	$5,995.0	7.2%	$12,805.4	$1,194.7	$11,610.7	6.9%
1) Core Operations, net of dispositions and held for sale, excludes revenue of businesses that have been disposed of or are classified as held for sale. Amounts for periods prior to the Closing Date are calculated on a combined basis for Omnicom and IPG.
2) Represents combined Omnicom and IPG revenue for the three and six months ended June 30, 2025. The $6.6 billion and $12.6 billion are comprised of Omnicom's reported revenue of $4.0 billion and $7.7 billion and IPG's reported revenue of $2.5 billion and $4.9 billion, for the three and six months ended June 30, 2025, respectively, and are provided for comparative purposes. This information has been prepared for informational purposes only and does not represent pro forma financial information prepared in accordance with Article 11 of Regulation S-X. Accordingly, such information does not purport to represent what the Company’s revenue would have been had the acquisition occurred at an earlier date and should not be considered indicative of future performance.
Revenue from Core Operations for the three and six months ended June 30, 2026 increased $403.1 million, or 7.2%, and $754.1 million, or 6.9%, respectively, as compared to the combined Core Operations revenue for the prior year periods. This was driven by organic growth of 6.1% and 5.0%, respectively, and a positive impact from foreign exchange rate changes of $61.7 million, or 1.1%, and $206.0 million, or 1.9%, in the three and six months ended June 30, 2026, respectively.
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
When we use the term Constant currency growth it refers to the change in revenue in the period, excluding the effects of foreign currency exchange rate fluctuations. This measure is calculated by adjusting current period revenue to eliminate the impact of changes in foreign exchange rates and comparing the resulting amount to prior year revenue.
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at July 22, 2026 remain unchanged, we expect the changes in foreign exchange rates will remain flat for the third quarter and positively impact our revenue by 1.0% for the full year.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.0% and 2.6% of revenue for the twelve months ended June 30, 2026 and 2025, respectively. Our ten largest and 100 largest clients represented 15.3% and 52.5% of revenue for the twelve months ended June 30, 2026, respectively, and 19.0% and 54.1% of revenue for the twelve months ended June 30, 2025, respectively.
A summary of our consolidated results of operations period-over-period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue[4]	$6,562.5	$4,015.6	$2,546.9	63.4%	$12,805.4	$7,706.0	$5,099.4	66.2%
Operating Income[2]	$922.5	$439.2	$483.3	110.0%	$1,568.7	$891.8	$676.9	75.9%
Operating Margin[2]	14.1%	10.9%		3.2%	12.3%	11.6%		0.7%
Net Income - Omnicom Group Inc.[2]	$584.8	$257.6	$327.2	127.0%	$990.0	$545.3	$444.7	81.6%
Net Income per Share - Omnicom Group Inc.: Diluted[2,3]	$2.08	$1.31	$0.77	58.8%	$3.41	$2.77	$0.64	23.1%
EBITA[1,2,3,4]	$1,040.2	$459.0	$581.2	126.6%	$1,803.8	$933.4	$870.4	93.3%
EBITA Margin %[1,2,3,4]	15.9%	11.4%		4.5%	14.1%	12.1%		2.0%
1) Reconciliation of Non-GAAP Financial Measures on page 30.
2) For the three and six months ended June 30, 2026, operating expenses included $47.0 million ($35.3 million after-tax) and $51.1 million ($38.3 million after-tax), respectively, of repositioning costs, primarily related to severance actions in connection with the Merger, and $34.3 million ($27.8 million after-tax) for the six months ended June 30, 2026 of losses on dispositions of certain businesses in connection with the Merger (see Notes 10 and 11 to the unaudited consolidated financial statements). In addition, included in selling, general and administrative expenses for the three and six months ended June 30, 2026, are integration and acquisition related costs of $40.1 million ($38.0 million after-tax) and $99.5 million ($84.8 million after-tax), respectively, related to the Merger. The net impact of these items reduced operating income for the three and six months ended June 30, 2026, by $87.1 million ($73.3 million after-tax) and $184.9 million ($150.9 million after-tax), respectively, which reduced diluted net income per share - Omnicom Group Inc. by $0.26 and $0.52, respectively.
For both the three and six months ended June 30, 2025, operating expenses included $88.8 million ($67.2 million after-tax) of repositioning costs recorded in the second quarter of 2025, primarily related to severance actions related to efficiency initiatives (see Note 10 to the unaudited consolidated financial statements). In addition, included in selling, general and administrative expenses for the three and six months ended June 30, 2025, are acquisition related costs of $66.0 million ($61.6 million after-tax) and $99.8 million ($94.3 million after-tax), respectively, related to the Merger (see Note 1 to the unaudited consolidated financial statements). The net impact of these items reduced operating income for the three and six months ended June 30, 2025 by $154.8 million ($128.8 million after-tax) and $188.6 million ($161.5 million after-tax), respectively, which reduced diluted net income per share - Omnicom Group Inc. by $0.66 and $0.82, respectively.
3) EBITA is defined as earnings before interest, taxes, and amortization, principally of acquired intangible assets and internally developed strategic platform assets. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods. The effect of after-tax amortization of acquired intangible assets and internally developed strategic platform assets decreased diluted net income per share by $0.31 and $0.08 for the three months ended June 30, 2026 and 2025, respectively, and $0.60 and $0.15 for the six months ended June 30, 2026 and 2025, respectively.
4) The effect of dispositions and assets held for sale for the three and six months ended June 30, 2026 reduced revenue by $567.5 million and $1.2 billion, respectively, and EBITA by $58.5 million and $86.4 million, respectively, resulting in a decrease in EBITA Margin of 0.6% and 0.9%, respectively.

CONSOLIDATED RESULTS OF OPERATIONS
The period-over-period change in results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Revenue	$6,562.5	$4,015.6	$2,546.9	$12,805.4	$7,706.0	$5,099.4
Operating Expenses:
Salary and service costs	4,713.3	2,932.6	1,780.7	9,352.9	5,678.9	3,674.0
Occupancy and other costs	504.4	325.9	178.5	1,031.7	640.5	391.2
Severance and repositioning costs[2]	47.0	88.8	(41.8)	51.1	88.8	(37.7)
Loss on assets held for sale and dispositions[2]	—	—	—	34.3	—	34.3
Cost of services	5,264.7	3,347.3	1,917.4	10,470.0	6,408.2	4,061.8
Selling, general and administrative expenses[2]	209.0	170.4	38.6	433.5	288.3	145.2
Depreciation and amortization	166.3	58.7	107.6	333.2	117.7	215.5
Total Operating Expenses[2]	5,640.0	3,576.4	2,063.6	11,236.7	6,814.2	4,422.5
Operating Income[2]	922.5	439.2	483.3	1,568.7	891.8	676.9
Interest Expense	123.2	62.6	60.6	242.2	121.7	120.5
Interest Income	29.9	21.9	8.0	76.9	51.6	25.3
Income Before Income Taxes and Income (Loss) From Equity Method Investments	829.2	398.5	430.7	1,403.4	821.7	581.7
Income Tax Expense	224.8	120.5	104.3	379.4	241.2	138.2
Income (Loss) From Equity Method Investments	1.1	(0.2)	1.3	0.2	0.7	(0.5)
Net Income[2]	605.5	277.8	327.7	1,024.2	581.2	443.0
Net Income Attributed To Noncontrolling Interests	20.7	20.2	0.5	34.2	35.9	(1.7)
Net Income - Omnicom Group Inc.[2]	$584.8	$257.6	$327.2	$990.0	$545.3	$444.7
Net Income Per Share - Omnicom Group Inc.:[2,3]
Basic	$2.09	$1.32	$0.77	$3.43	$2.78	$0.65
Diluted	$2.08	$1.31	$0.77	$3.41	$2.77	$0.64

Revenue[4]	$6,562.5	$4,015.6	$2,546.9	$12,805.4	$7,706.0	$5,099.4
Operating Margin %[2]	14.1%	10.9%		12.3%	11.6%
EBITA[1,2,3,4]	$1,040.2	$459.0	$581.2	$1,803.8	$933.4	$870.4
EBITA Margin %[1,2,3,4]	15.9%	11.4%	4.5%	14.1%	12.1%	2.0%
1) Reconciliation of Non-GAAP Financial Measures on page 30.
2) For the three and six months ended June 30, 2026, operating expenses included $47.0 million ($35.3 million after-tax) and $51.1 million ($38.3 million after-tax), respectively, of repositioning costs, primarily related to severance actions in connection with the Merger and $34.3 million ($27.8 million after-tax) for the six months ended June 30, 2026 of losses on dispositions of certain businesses in connection with the Merger (see Notes 10 and 11 to the unaudited consolidated financial statements). In addition, included in selling, general and administrative expenses for the three and six months ended June 30, 2026, are integration and acquisition related costs of $40.1 million ($38.0 million after-tax) and $99.5 million ($84.8 million after-tax), respectively, related to the Merger. The net impact of these items reduced operating income for the three and six months ended June 30, 2026, by $87.1 million ($73.3 million after-tax) and $184.9 million ($150.9 million after-tax), respectively, which reduced diluted net income per share - Omnicom Group Inc. by $0.26 and $0.52, respectively.
For the both three and six months ended June 30, 2025, operating expenses included $88.8 million ($67.2 million after-tax) of repositioning costs recorded in the second quarter of 2025, primarily related to severance actions related to efficiency initiatives (see Note 10 to the unaudited consolidated financial statements). In addition, included in selling, general and administrative expenses for the three and six months ended June 30, 2025, are acquisition related costs of $66.0 million ($61.6 million after-tax) and $99.8 million ($94.3 million after-tax), respectively, related to the Merger (see Note 1 to the unaudited consolidated financial statements). The net impact of these items reduced operating income for the three and six months ended June 30, 2025 by $154.8 million ($128.8 million after-tax) and $188.6 million ($161.5 million after-tax), respectively, which reduced diluted net income per share - Omnicom Group Inc. by $0.66 and $0.82, respectively.
3) EBITA is defined as earnings before interest, taxes, and amortization, principally of acquired intangible assets and internally developed strategic platform assets. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods. The effect of after-tax amortization of acquired intangible assets and internally developed strategic platform assets decreased diluted net income per share by $0.31 and $0.08 for the three months ended June 30, 2026 and 2025, respectively, and $0.60 and $0.15 for the six months ended June 30, 2026 and 2025, respectively.
4) The effect of dispositions and assets held for sale for the three and six months ended June 30, 2026 reduced revenue by $567.5 million and $1.2 billion, respectively, and reduced EBITA by $58.5 million and $86.4 million, respectively, resulting in a decrease in EBITA Margin of 0.6% and 0.9%, respectively.

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
The period-over-period change in revenue and constant currency growth by discipline:

	Three Months Ended June 30,
	2026		2025		2026 vs. 2025
	$	% of Revenue	$	% of Revenue	$ Change	% Constant Currency Growth
Integrated Media	3,259.4	49.7%	1,999.1	49.8%	1,260.3	61.2%
Advertising	1,079.1	16.4%	711.9	17.7%	367.2	48.3%
Public Relations	708.9	10.8%	370.0	9.2%	338.9	90.4%
Health	586.0	8.9%	325.9	8.1%	260.1	80.2%
Experiential & Other	929.1	14.2%	608.7	15.2%	320.4	51.6%
Revenue[1]	$6,562.5		$4,015.6		$2,546.9	61.7%

	Six Months Ended June 30,
	2026		2025		2026 vs. 2025
	$	% of Revenue	$	% of Revenue	$ Change	% Constant Currency Growth
Integrated Media	6,237.8	48.7%	3,804.4	49.4%	2,433.4	60.6%
Advertising	2,139.3	16.7%	1,386.5	18.0%	752.8	49.3%
Public Relations	1,405.5	11.0%	729.1	9.5%	676.4	90.5%
Health	1,171.7	9.2%	624.9	8.1%	546.8	86.9%
Experiential & Other	1,851.1	14.4%	1,161.1	15.0%	690.0	57.1%
Revenue[1]	$12,805.4		$7,706.0		$5,099.4	63.0%
1) Revenue for the three and six months ended June 30, 2026 includes amounts attributable to disposals or entities classified as held for sale, consisting of $567.5 million and $1.2 billion, respectively.
The components of our revenue did not change substantially because of the Merger. For the three months ended June 30, 2026, revenue increased $2.5 billion across our disciplines as follows year-over-year: Integrated Media, $1.3 billion, Advertising, $367.2 million, Public Relations, $338.9 million, Health, $260.1 million, and Experiential & Other, $320.4 million. Constant currency growth was $2.5 billion, or 61.7%, compared to the prior-year period. Changes in foreign currency exchange rates period-over-period increased revenue $69.0 million, or 1.7%. The increase in revenue from foreign exchange translation was primarily related to the strengthening of most currencies, including the Euro, Australian Dollar. Brazilian Real and Mexican Peso, against the U.S. Dollar.
For the six months ended June 30, 2026, revenue increased $5.1 billion across our disciplines as follows year-over-year: Integrated Media, $2.4 billion, Advertising, $752.8 million, Public Relations, $676.4 million, Health, $546.8 million, and Experiential & Other, $690.0 million. Constant currency growth was $4.9 billion, or 63.0%, compared to the prior-year period. Changes in foreign currency exchange rates period over period increased revenue $243.2 million, or 3.2%. The increase in revenue from foreign exchange translation was primarily related to the strengthening of most currencies, including the Euro, British Pound, Australian Dollar and Mexican Peso, against the U.S. Dollar.

Revenue by Geography
The period-over-period change in revenue and constant currency growth in our geographic markets:

	Three Months Ended June 30,
	2026		2025		2026 vs. 2025
	$	% of Revenue	$	% of Revenue	$ Change	% Constant Currency Growth
Americas:
North America	$3,990.8	60.8%	$2,209.7	55.0%	$1,781.1	80.6%
Latin America	248.5	3.8%	114.6	2.9%	133.9	98.0%
EMEA:
Europe	1,587.6	24.2%	1,166.4	29.0%	421.2	33.5%
Middle East and Africa	141.7	2.2%	66.1	1.6%	75.6	101.3%
Asia-Pacific	593.9	8.9%	458.8	11.4%	135.1	27.7%
Revenue[1]	$6,562.5		$4,015.6		$2,546.9	61.7%

	Six Months Ended June 30,
	2026		2025		2026 vs. 2025
	$	% of Revenue	$	% of Revenue	$ Change	% Constant Currency Growth
Americas:
North America	$7,875.9	61.5%	$4,321.2	56.1%	$3,554.7	82.0%
Latin America	444.6	3.5%	211.0	2.7%	233.6	92.2%
EMEA:
Europe	3,026.6	23.6%	2,161.4	28.0%	865.2	33.0%
Middle East and Africa	285.9	2.2%	136.9	1.8%	149.0	97.6%
Asia-Pacific	1,172.4	9.2%	875.5	11.4%	296.9	30.8%
Revenue[1]	$12,805.4		$7,706.0		$5,099.4	63.0%
1) Revenue for the three and six months ended June 30, 2026 includes amounts attributable to disposals or entities classified as held for sale, consisting of $567.5 million and $1.2 billion, respectively.
Worldwide revenue increased across our geographic markets for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, as follows, and was primarily driven by the acquisition of IPG: North America, $1.8 billion, Latin America, $133.9 million, Europe, $421.2 million, Middle East and Africa, $75.6 million, and Asia-Pacific, $135.1 million.
Worldwide revenue increased across our geographic markets for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, as follows, and was primarily driven by the acquisition of IPG: North America, $3.6 billion, Latin America, $233.6 million, Europe, $865.2 million, Middle East and Africa, $149.0 million, and Asia-Pacific, $296.9 million.
North America
In North America, constant currency growth period-over-period for the three and six months ended June 30, 2026 was primarily driven by the merger and a strong performance in the United States. North America's share of our revenue increased because of the Merger.
Latin America
In Latin America, constant currency growth for the three and six months ended June 30, 2026, compared to the prior year periods, was led by our Integrated Media and Advertising disciplines, including from the impact of the IPG acquisition. Growth was across all countries in the region. Foreign currency exchange rate changes increased revenue in the three and six months ended June 30, 2026 compared to the same periods in 2025, primarily as a result of the strengthening of the Brazilian Real, Mexican Peso and Colombian Peso against the U.S. Dollar period-over-period.
EMEA
In Europe, compared to the prior year periods, constant currency growth for the three and six months ended June 30, 2026 was primarily due to the acquisition of IPG. Foreign currency exchange rate changes increased revenue for the three and six months ended June 30, 2026, primarily as a result of the strengthening of the Euro and the British Pound against the U.S. Dollar period-over-period. EMEA's share of our revenue decreased because of the Merger.

In the U.K., for the three and six months ended June 30, 2026, constant currency growth period-over-period was 40.9% and 39.1%, respectively, primarily due to the Merger. The mix of our business in the U.K. was 9.4% and 9.3%, for the three and six months ended June 30, 2026, respectively, and 10.8% for both the three and six months ended June 30, 2025.
In Continental Europe, which includes the Euro Zone and the other European countries, constant currency growth was 14.8% and 14.3% for the three and six months ended June 30, 2026, respectively, primarily due to the merger. Foreign currency exchange rate changes increased revenue 3.6% and 8.3% for the three and six months ended June 30, 2026, respectively, primarily as a result of the strengthening of the Euro against the U.S. Dollar period-over-period.
In the Middle East and Africa, constant currency growth was 101.3% and 97.6% for the three and six months ended June 30, 2026, respectively, primarily due to the merger and growth in substantially all countries in the region.
Asia-Pacific
In Asia-Pacific, constant currency growth increased for the three and six months ended June 30, 2026, primarily due to the merger and a strong performance in all markets in the region. Foreign currency exchange rate changes increased revenue 1.7% and 3.1% for the three and six months ended June 30, 2026, respectively, primarily as a result of the strengthening of most currencies against the U.S. Dollar, including the Australian Dollar and Chinese Renminbi, partially offset by the weakening of the Japanese Yen against the U.S. Dollar. Asia-Pacific's share of our revenue decreased because of the Merger.
Revenue by Industry
Revenue by type of client industry sector:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pharmaceuticals and Health	18%	15%	19%	15%
Food and Beverage	13%	15%	13%	15%
Auto	10%	13%	10%	13%
Financial Services	10%	8%	10%	8%
Consumer Products	9%	9%	9%	9%
Retail	8%	7%	8%	7%
Technology	7%	8%	7%	8%
Travel and Entertainment	6%	8%	6%	8%
Services	3%	3%	4%	3%
Government	3%	4%	3%	3%
Telecommunications	3%	3%	3%	3%
Oil, Gas and Utilities	2%	2%	2%	2%
Not-for-Profit	1%	2%	1%	1%
Education	1%	1%	1%	1%
Other	6%	2%	4%	4%
Total	100%	100%	100%	100%

Operating Expenses
The period-over-period change in operating expenses:

	Three Months Ended June 30,
	2026		2025		2026 vs. 2025
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$6,562.5		$4,015.6		$2,546.9	63.4%
Operating Expenses:
Salary and service costs:
Salary and related costs	2,966.6	45.2%	1,827.8	45.5%	1,138.8	62.3%
Third-party service costs	1,522.4	23.2%	918.4	22.9%	604.0	65.8%
Third-party incidental costs	224.3	3.4%	186.4	4.6%	37.9	20.3%
Total salary and service costs	4,713.3	71.8%	2,932.6	73.0%	1,780.7	60.7%
Occupancy and other costs	504.4	7.7%	325.9	8.1%	178.5	54.8%
Loss on assets held for sale and dispositions	—	—%	—	—%	—	—%
Severance and repositioning costs	47.0	0.7%	88.8	2.2%	(41.8)	(47.1)%
Cost of services	5,264.7		3,347.3		1,917.4	57.3%
Selling, general and administrative expenses	209.0	3.2%	170.4	4.2%	38.6	22.7%
Depreciation and amortization	166.3	2.6%	58.7	1.5%	107.6	183.3%
Total Operating Expenses	5,640.0	85.9%	3,576.4	89.1%	2,063.6	57.7%
Operating Income	$922.5	14.1%	$439.2	10.9%	$483.3	110.0%

	Six Months Ended June 30,
	2026		2025		2026 vs. 2025
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$12,805.4		$7,706.0		$5,099.4	66.2%
Operating Expenses:
Salary and service costs:
Salary and related costs	6,028.2	47.1%	3,608.3	46.8%	2,419.9	67.1%
Third-party service costs	2,888.1	22.6%	1,715.2	22.3%	1,172.9	68.4%
Third-party incidental costs	436.6	3.4%	355.4	4.6%	81.2	22.8%
Total salary and service costs	9,352.9	73.0%	5,678.9	73.7%	3,674.0	64.7%
Occupancy and other costs	1,031.7	8.1%	640.5	8.3%	391.2	61.1%
Loss on assets held for sale and dispositions	34.3	0.3%	—	—%	34.3
Severance and repositioning costs	51.1	0.4%	88.8	1.2%	(37.7)	(42.5)%
Cost of services	10,470.0		6,408.2		4,061.8	63.4%
Selling, general and administrative expenses	433.5	3.4%	288.3	3.7%	145.2	50.4%
Depreciation and amortization	333.2	2.6%	117.7	1.5%	215.5	183.1%
Total operating expenses	11,236.7	87.7%	6,814.2	88.4%	4,422.5	64.9%
Operating Income	$1,568.7	12.3%	$891.8	11.6%	$676.9	75.9%
We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up a significant portion of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor, third-party service costs, and third-party incidental costs. Third-party service costs include vendor costs when we act as principal in providing services to our clients. Third-party incidental costs that are required to be included in revenue primarily consist of client-related travel and incidental out-of-pocket costs that are billed back to the client directly at our cost. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses. Adverse and beneficial fluctuations in foreign currency exchange rates from period to period impact our results of operations and financial condition when we translate our financial statements from local foreign currency exchange rates to the U.S. Dollar. However, substantially all of our foreign operations transact business in their local currency, mitigating the impact of changes in foreign currency exchange rates on our operating margin percentage. As a result, the changes in our operating expenses period-over-period from foreign currency translation were in line with the percentage impact from changes in foreign currencies on revenue for the three and six months ended June 30, 2026.
Operating expenses for the three months ended June 30, 2026 increased $2.1 billion, or 57.7%, to $5.6 billion compared to the prior year period, primarily due to the acquisition of IPG. Included in operating expenses for the three months ended June 30, 2026 are $47.0 million ($35.3 million after-tax) of repositioning costs, primarily for severance and other repositioning costs. In addition, we incurred integration costs related to the acquisition of IPG of $40.1 million ($38.0 million after-tax), which are included in selling, general and administrative expenses (see Note 5 to the consolidated financial statements). Included in selling, general and administrative expenses for the three months ended June 30, 2025 are acquisition related costs of $66.0 million ($61.6 million after-tax) related to the Merger (see Note 1 to the consolidated financial statements). Included in operating expenses for the three months ended June 30, 2025 are $88.8 million ($67.2 million after-tax) of repositioning costs, primarily related to severance actions related to efficiency initiatives, primarily within the Omnicom Advertising Group and the Omnicom Production Group (see Note 10 to the consolidated financial statements).
Operating expenses for the six months ended June 30, 2026 increased $4.4 billion, or 64.9%, to $11.2 billion from $6.8 billion, compared to the prior year period, primarily due to the acquisition of IPG. Included in operating expenses for the six months ended June 30, 2026 are $51.1 million ($38.3 million after-tax) of repositioning costs, primarily related to severance and other repositioning costs, as well as $34.3 million ($27.8 million after-tax) of charges to reflect the businesses to be disposed at their estimated net realizable value. In addition, we incurred integration costs related to the acquisition of IPG of $99.5 million ($84.8 million after-tax) which are included in selling, general and administrative expenses (See Note 5 to the consolidated financial statements). Included in selling, general and administrative expenses for the six months ended June 30, 2025 are acquisition related costs of $99.8 million ($94.3 million after-tax) related to the Merger (see Note 1 to the consolidated financial statements). Included in operating expenses for the six months ended June 30, 2025 are $88.8 million ($67.2 million after-tax) of repositioning costs recorded in the second quarter of 2025, primarily related to severance actions related to efficiency initiatives, primarily within the Omnicom Advertising Group and the Omnicom Production Group (see Note 10 to the consolidated financial statements).
Operating Expenses - Salary and Service Costs
Salary and service costs, which tend to fluctuate with changes in revenue, are comprised of salary and related costs, third-party service costs, and third-party incidental costs.
Salary and service costs for the three months ended June 30, 2026 increased $1.8 billion, or 60.7%, to $4.7 billion, compared to the prior-year period. Salary and related costs for the three months ended June 30, 2026 increased $1.1 billion, or 62.3%, to $3.0 billion, primarily due to our acquisition of IPG. As a percentage of revenue, salary and related costs were relatively flat compared to the prior year period. We expect these costs to be in-line as a percentage of revenue year-over-year as we realize operational efficiencies and advance the integration of our operations with IPG. Third-party service costs for the three months ended June 30, 2026 increased $604.0 million, or 65.8%, to $1.5 billion, primarily as a result of the IPG acquisition, as well as constant currency growth in our Integrated Media discipline. Third-party incidental costs for the three months ended June 30, 2026 increased $37.9 million, or 20.3%, to $224.3 million, primarily due to revenue growth and our acquisition of IPG.
Salary and service costs for the six months ended June 30, 2026 increased $3.7 billion, or 64.7%, to $9.4 billion, compared to the prior-year period. Salary and related costs for the six months ended June 30, 2026 increased $2.4 billion, or 67.1%, to $6.0 billion, primarily due to our acquisition of IPG. As a percentage of revenue, salary and related costs were relatively flat compared to the prior year period. We expect these costs to be in-line as a percentage of revenue year-over-year as we realize operational efficiencies and advance the integration of our operations with IPG. Third-party service costs for the six months ended June 30, 2026 increased $1.2 billion, or 68.4%, to $2.9 billion, primarily as a result of the IPG acquisition, as well as constant currency growth in our Integrated Media discipline. Third-party incidental costs for the six months ended June 30, 2026 increased $81.2 million, or 22.8%, to $436.6 million, primarily due to revenue growth and our acquisition of IPG.
Operating Expenses - Occupancy and Other Costs
Occupancy and other costs for the three and six months ended June 30, 2026, which are less directly linked to changes in revenue than salary and service costs, increased by $178.5 million, or 54.8%, to $504.4 million and increased by $391.2 million, or 61.1%, to $1.0 billion, respectively, primarily due to the additional real estate footprint from the IPG acquisition. As a percentage of revenue, occupancy and other costs were relatively flat compared to the prior year period.
Operating Expenses - Selling, General & Administrative ("SG&A") Expenses
SG&A expenses primarily consist of third-party marketing costs, professional fees, compensation and benefits and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.
SG&A expenses increased by $38.6 million and $145.2 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to the acquisition of IPG. SG&A expenses included integration and acquisition-related costs of $40.1 million ($38.0 million after-tax) and acquisition-related costs of $66.0 million ($61.6 million after-tax) for the three months ended June 30, 2026 and June 30, 2025, respectively. SG&A expenses included integration and acquisition-related costs of $99.5 million ($84.8 million after-tax) and acquisition-related costs of $99.8 million ($94.3 million after-tax) for the six months ended June 30, 2026 and June 30, 2025, respectively (see Note 1 of the unaudited consolidated financial statements).
Operating Income
Operating income for the three months ended June 30, 2026 increased $483.3 million to $922.5 million, and operating margin increased to 14.1% from 10.9% compared to the same period in 2025 due to factors discussed above. Amortization expense for the three months ended June 30, 2026 increased by $97.9 million to $117.7 million, primarily related to the Merger, which decreased operating income and margin. EBITA for the three months ended June 30, 2026 increased $581.2 million to $1,040.2 million, and EBITA margin increased to 15.9% from 11.4%. Integration and acquisition related costs related to the Merger and severance and other repositioning costs recorded in the second quarter of 2026 (see Notes 1 and 10 to the consolidated financial statements) reduced both operating income and EBITA by $87.1 million, and reduced both operating margin and EBITA margin by 1.3%. Acquisition related costs and repositioning costs recorded in the second quarter of 2025 reduced both operating income and EBITA by $154.8 million, and reduced both operating margin and EBITA margin by 3.9%. The effect on EBITA margin for assets held for sale or disposition for the three months ended June 30, 2026 and 2025 was 0.6% and 0.5%, respectively.
Operating income for the six months ended June 30, 2026 increased $676.9 million to $1.6 billion, and operating margin increased to 12.3% from 11.6% compared to the same period in 2025 due to factors discussed above. Amortization expense for the six months ended June 30, 2026 increased by $193.5 million to $235.1 million, primarily related to the Merger, which decreased operating income and operating income margin. EBITA for the six months ended June 30, 2026 increased $870.4 million to $1.8 billion, and EBITA margin increased to 14.1% from 12.1%. Integration and acquisition related costs related to the Merger, severance and other repositioning costs recorded and charges to reflect the businesses to be disposed at their estimated net realizable value (see Notes 1 and 10 to the consolidated financial statements) reduced both operating income and EBITA by $184.9 million, and reduced both operating margin and EBITA margin by 1.4%. Acquisition related costs in the first half of 2025 and repositioning costs recorded in the second quarter of 2025 (see Notes 1 and 10 to the consolidated financial statements) reduced both operating income and EBITA by $188.6 million, and reduced operating margin by 2.4% and EBITA margin by 2.5% for the six -month period. The effect on EBITA margin for assets held for sale or disposition for the six months ended June 30, 2026 and 2025 was 0.9% and 0.7%, respectively.
Net Interest Expense
Net interest expense for the three months ended June 30, 2026 increased $52.6 million period-over-period to $93.3 million. Interest expense on debt for the three months ended June 30, 2026 increased $61.3 million period-over-period to $120.1 million, due to higher average long-term debt balances resulting primarily from the assumption of IPG’s long-term debt following the Merger, as well as refinancing activities completed during the first quarter of 2026, which resulted in approximately $1 billion of incremental long-term debt. Interest income in the three months ended June 30, 2026 increased $8.0 million to $29.9 million, primarily due to higher average cash balances.
Net interest expense for the six months ended June 30, 2026 increased $95.2 million period-over-period to $165.3 million. Interest expense on debt for the six months ended June 30, 2026 increased $119.0 million period-over-period to $233.9 million, due to higher average long-term debt balances resulting primarily from the assumption of IPG’s long-term debt following the Merger, as well as refinancing activities completed during the first quarter of 2026, which resulted in approximately $1 billion of incremental long-term debt. Interest income in the six months ended June 30, 2026 increased $25.3 million to $76.9 million, primarily due to higher average cash balances.
Income Taxes
Our effective tax rate for the six months ended June 30, 2026 decreased period-over-period to 27.0% from 29.4%, primarily due to the non-deductibility of certain integration and acquisition related costs in connection with the Merger that negatively impacted the effective tax rate in 2025. The effective tax rates for 2026 and 2025 reflect the impact of the lower tax benefit associated with severance and repositioning charges and IPG acquisition related costs.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States, which contains a broad range of tax reform provisions affecting businesses. The legislation does not have a material impact on our financial statements.

Net Income and Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the three months ended June 30, 2026 increased $327.2 million to $584.8 million from $257.6 million. The period-over-period increase is due to the Merger and the factors described above. Diluted net income per share - Omnicom Group Inc. increased to $2.08 in the three months ended June 30, 2026, from $1.31 in the three months ended June 30, 2025, based on the factors described above. This was impacted by the increase in our weighted average shares of common stock outstanding due to the issuance of shares for the IPG acquisition, partially offset by net share repurchases, including shares purchased pursuant to the accelerated stock repurchase agreement. For the three months ended June 30, 2026, the impact of integration and acquisition related costs and severance and other repositioning costs (see Notes 1 and 10 to the unaudited consolidated financial statements) reduced net income - Omnicom Group Inc. by $73.3 million and diluted net income per share - Omnicom Group Inc. by $0.26. For the three months ended June 30, 2025, acquisition related costs and repositioning costs reduced net income - Omnicom Group Inc. by $128.8 million and diluted net income per share - Omnicom Group Inc. by $0.66.
Net income - Omnicom Group Inc. in the six months ended June 30, 2026 increased $444.7 million to $990.0 million from $545.3 million. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased to $3.41 in the six months ended June 30, 2026, from $2.77 in the six months ended June 30, 2025, based on the factors described above. This was impacted by the increase in our weighted average shares of common stock outstanding due to the issuance of shares for the IPG acquisition, partially offset by net share repurchases, including shares purchased pursuant to the accelerated stock repurchase agreement. For the six months ended June 30, 2026, the impact of integration and acquisition related costs, severance and other repositioning costs and charges to reflect the businesses to be disposed at their estimated net realizable value (see Notes 1 and 10 to the unaudited consolidated financial statements) reduced net income - Omnicom Group Inc. by $150.9 million and diluted net income per share - Omnicom Group Inc. by $0.52. For the six months ended June 30, 2025, the net impact of acquisition related costs and repositioning costs reduced net income - Omnicom Group Inc. by $161.5 million and diluted net income per share - Omnicom Group Inc. by $0.82.
The effect of after-tax amortization, principally from acquired intangible assets and internally developed strategic platform assets, decreased diluted net income per share by $0.31 and $0.08 for the three months ended June 30, 2026 and 2025, respectively, and $0.60 and $0.15 for the six months ended June 30, 2026 and 2025, respectively.
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

Reconciliation of Non-GAAP Financial Measures
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income - Omnicom Group Inc.	$584.8	$257.6	$990.0	$545.3
Net Income Attributed To Noncontrolling Interests	20.7	20.2	34.2	35.9
Net Income	605.5	277.8	1,024.2	581.2
Income (Loss) From Equity Method Investments	1.1	(0.2)	0.2	0.7
Income Tax Expense	224.8	120.5	379.4	241.2
Income Before Income Taxes and Income (Loss) From Equity Method Investments	829.2	398.5	1,403.4	821.7
Interest Expense	123.2	62.6	242.2	121.7
Interest Income	29.9	21.9	76.9	51.6
Operating Income	922.5	439.2	1,568.7	891.8
Add back: Amortization principally from acquired intangible assets and internally developed strategic platform assets	117.7	19.8	235.1	41.6
EBITA	$1,040.2	$459.0	$1,803.8	$933.4

Revenue	$6,562.5	$4,015.6	$12,805.4	$7,706.0
EBITA	$1,040.2	$459.0	$1,803.8	$933.4
EBITA Margin	15.9%	11.4%	14.1%	12.1%

LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
The primary sources of our short-term liquidity are net cash provided by operating activities and cash and cash equivalents. Additional liquidity sources include our $3.5 billion unsecured multi-currency revolving Credit Facility, terminating on November 26, 2030, the ability to issue up to $3 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, and access to the capital markets. In addition, certain of our subsidiaries have uncommitted credit lines that are guaranteed by Omnicom, aggregating $0.9 billion. Our liquidity sources fund our non-discretionary cash requirements and our discretionary spending.
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
Cash and cash equivalents decreased $3.5 billion from December 31, 2025. During the first six months of 2026, we used $932.4 million of cash in operating activities, which included the use for operating capital of $2.4 billion, primarily related to our typical working capital cycle. Discretionary spending for the first six months of 2026 was $3.6 billion, compared to $641.6 million for the first six months of 2025. Discretionary spending for the first six months of 2026 was comprised of capital expenditures of $115.1 million, dividends paid to common shareholders of $481.5 million, dividends paid to shareholders of noncontrolling interests of $33.5 million, repurchases of our common stock, including shares purchased pursuant to the accelerated stock repurchase program, of $2,962.3 million, net of proceeds from vesting of restricted stock awards and related tax benefits. The acquisition of additional shares of noncontrolling interests and payment of contingent purchase price obligations was $45.4 million. Based on past performance and current expectations, we believe that net cash provided by operating activities and cash and cash equivalents will be sufficient to meet our non-discretionary cash requirements for the next twelve months. In addition, and over the longer term, our Credit Facility and access to capital markets are available to fund our working capital, contractual obligations and discretionary spending, including share repurchases.
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
At June 30, 2026, our foreign subsidiaries held approximately $2.1 billion of our total cash and cash equivalents of $3.3 billion. Substantially all of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
As of June 30, 2026, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents, increased $4.4 billion to $6.7 billion from December 31, 2025. The increase in net debt primarily resulted from the issuance of our $400 million aggregate principal amount of 4.200% Senior Notes due 2029, $700 million aggregate principal amount of 5.000% Senior Notes due 2033 and $600 million aggregate principal amount of 5.300% Senior Notes due 2036, as well as the issuance of our €600 million aggregate principal amount of 3.850% Senior Notes due 2034. We used some of the proceeds to pay down our $1.4 billion 3.600% Senior Notes due 2026. Net debt was also impacted by the use of cash of $932.4 million for operating activities, which included the use for operating capital of $2.4 billion, primarily related to our typical working capital requirements during the period and other non-discretionary and discretionary spending of $3.6 billion, as discussed above.
Net debt:

	June 30, 2026	December 31, 2025	June 30, 2025
Short-term debt	$48.8	$62.0	$22.3
Long-term debt, including current portion	9,953.2	9,054.5	6,282.7
Total debt	10,002.0	9,116.5	6,305.0
Less: Cash and cash equivalents	3,336.2	6,881.1	3,300.4
Net debt	$6,665.8	$2,235.4	$3,004.6
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
Debt Instruments and Related Covenants
On March 2, 2026, Omnicom closed its public offering of $400 million aggregate principal amount of 4.200% Senior Notes due 2029, $700 million aggregate principal amount of 5.000% Senior Notes due 2033 and $600 million aggregate principal amount of 5.300% Senior Notes due 2036. In addition, on March 2, 2026, OFH, a U.K.-based wholly owned subsidiary of Omnicom, closed its public offering of €600 million aggregate principal amount of 3.850% Senior Notes due 2034, which notes are fully and unconditionally guaranteed by Omnicom. Omnicom used a portion of the net proceeds to repay its $1.4 billion 3.600% Senior Notes due 2026, which were fully redeemed at par on March 13, 2026. Omnicom intends to use the remaining proceeds for general corporate purposes.
Omnicom has fully and unconditionally guaranteed the obligations of OFH with respect to the Euro Notes. OFH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in Europe, Australia, and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OFH to obtain funds from their subsidiaries through dividends, loans, or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFH and Omnicom, respectively.
Omnicom has fully and unconditionally guaranteed the obligations of OCH, a U.K.-based wholly owned subsidiary of Omnicom, with respect to the Sterling Notes. OCH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in EMEA, Australia, and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OCH to obtain funds from their subsidiaries through dividends, loans, or advances. The Sterling Notes and the related guarantee are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OCH and Omnicom, respectively.
The Credit Facility has a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At June 30, 2026, we were in compliance with this covenant as our Leverage Ratio, computed in accordance with the terms of the facility, was 2.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At June 30, 2026, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody’s. Our access to the commercial paper market and the cost of any issuances are affected by market conditions and our credit ratings. The long-term debt indentures and the Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
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
We have the ability to fund our day-to-day liquidity, including working capital, by issuing commercial paper or borrowing under the Credit Facility. During the three months and six months ended June 30, 2026, there were no drawings under the Credit Facility and no commercial paper issuances outstanding at quarter-end; however, commercial paper was issued and repaid during the period as described below. There were no draws under the Credit Facility or commercial paper issuances during the three and six months ended June 30, 2025.

Commercial paper activity was (dollars in millions):

	Three Months Ended June 30,
	2026	2025
Average amount outstanding during the quarter	$34.0	$—
Maximum amount outstanding during the quarter	230.0	$—

Amount outstanding at the end of the quarter	$—	$—
Weighted average maturity days	7.3	—
Weighted average interest rate	3.95%	—%

	Six Months Ended June 30,
	2026	2025
Average amount outstanding during the period	$147.3	$—
Maximum amount outstanding during the period	632.6	$—

Amount outstanding at the end of the quarter	$—	$—
Weighted average maturity days	21.2	—
Weighted average interest rate	3.90%	—%
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
Credit Risk
We provide marketing and communications services to several thousand clients that operate in nearly every sector of the global economy, and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk, as our largest client represented 2.0% of revenue for the twelve months ended June 30, 2026. However, during periods of economic downturn, the credit profiles of our clients could change.
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
Acquisitions and Goodwill
In addition to the IPG acquisition, we have made and expect to continue to make selective acquisitions. The evaluation of potential acquisitions is based on various factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings of the target businesses, as well as our experience and judgment.
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
We evaluate goodwill for impairment annually at May 1 each year and whenever events or circumstances indicate the carrying value may not be recoverable. Under the Financial Accounting Standard Board's ("FASB") ASC Topic 350, Intangibles - Goodwill and Other, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value (Step 0) or proceeding directly to the quantitative goodwill impairment test. While there were no trigger events that required us to perform a quantitative test, we performed the annual quantitative impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. Beginning in December of 2025, we integrated the newly acquired IPG businesses into our existing networks. We identified our regional reporting units as components of our operating segments, which are our four global agency networks. The regional reporting units and connected capabilities monitor performance and are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our key client matrix organization structure for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and in FASB ASC Topic 350. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, and the employees share similar skill sets. The main economic components of each agency are employee compensation and related costs, and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our virtual client network strategy.
Goodwill Impairment Review - Estimates and Assumptions
We use the following valuation methodologies to determine the fair value of our reporting units: (1) the income approach, which utilizes discounted expected future cash flows, (2) comparative market participant multiples for EBITDA (earnings before interest, taxes, depreciation and amortization) and, (3) when available, consideration of recent and similar acquisition transactions.
In applying the income approach, we use estimates to derive the discounted expected cash flows, ("DCF"), for each reporting unit that serves as the basis of our valuation. These estimates and assumptions include revenue growth and operating margin, EBITDA, tax rates, capital expenditures, weighted average cost of capital and related discount rates and expected long-term cash flow growth rates. All of these estimates and assumptions are affected by conditions specific to our businesses, economic conditions related to the industry we operate in, as well as conditions in the global economy. The assumptions that have the most significant effect on our valuations derived using a DCF methodology are: (1) the expected long-term growth rate of our reporting units' cash flows and (2) the weighted average cost of capital ("WACC"), for each reporting unit.
The long-term growth rate and WACC assumptions used in our evaluations:

	May 1, 2026	May 1, 2025
Long-Term Growth Rate	3.5%	3.5%
WACC	13.8% - 14.2%	12.5% - 12.8%
Long-term growth rate represents our estimate of the long-term growth rate for our industry and the geographic markets we operate in. For the past 10 years, the average historical revenue growth rate of our reporting units and the Average Nominal GDP, or NGDP, growth of the countries comprising the major markets that account for substantially all of our revenue was approximately 3.5% and 5.0%, respectively. We considered this history when determining the long-term growth rates used in our annual impairment test at May 1, 2026. Included in the 10-year history is the full year 2020 that reflected the negative impact of the COVID-19 pandemic on the global economy and our revenue. We believe marketing expenditures over the long term have a high correlation to NGDP, notwithstanding the volatility of inflationary environments. Based on our past performance, we also believe that our growth rate can exceed NGDP growth in the short-term in the markets we operate in, which are similar across our reporting units. Accordingly, for our annual test as of May 1, 2026, we used an estimated long-term growth rate of 3.5%.
When performing the annual impairment test as of May 1, 2026 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions in 2026. There were no events through June 30, 2026 that would change our impairment assessments.
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
Goodwill Impairment Review - Conclusion
Based on the results of our impairment test, we concluded that our goodwill as of May 1, 2026 was not impaired, because the fair value of each of our reporting units was in excess of its respective net book value. The minimum decline in fair value that one of our reporting units would need to experience in order to fail the goodwill impairment test was approximately 37%. Notwithstanding our belief that the assumptions we used for WACC and long-term growth rate in our impairment testing were reasonable, we performed a sensitivity analysis for each reporting unit. The results of this sensitivity analysis on our impairment test as of May 1, 2026 revealed that if the WACC increased by 1% and/or the long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be in excess of its respective net book value and would pass the impairment test.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We manage our exposure to foreign exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We use net investment hedges to manage the volatility of foreign exchange rates on the investment in our foreign subsidiaries. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the credit risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors. Our 2025 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2025 10-K. Note 15 to the unaudited consolidated financial statements provides a discussion of our foreign currency derivatives and cross currency swaps as of June 30, 2026.

ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to management, including our Chief Executive Officer, ("CEO"), and Chief Financial Officer, ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2026, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of June 30, 2026. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our 2025 Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2025, dated February 20, 2026.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our 2025 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value (in Millions) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2026	—	$—	—	—
May 1 - May 31, 2026	7,510,040	76.95	7,455,580	2,500
June 1 - June 30, 2026	2,761,846	74.78	2,675,226	2,300
Total	10,271,886	$76.36	10,130,806
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
During the three months ended June 30, 2026, we purchased 10,130,806 shares under the accelerated share repurchase program and under a plan meeting the requirements of Rule 10b5-1 under the Exchange Act, Additionally, we withheld 141,080 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards and stock option exercises. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date. There were no unregistered sales of equity securities during the three months ended June 30, 2026.
Item 5. Other Information
During the quarter ended June 30, 2026, none of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.
Item 6. Exhibits

10.1	Omnicom Second Amended and Restated Employee Stock Purchase Plan.
31.1	Certification of the Chairman and Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
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

OMNICOM GROUP INC.
Date:	July 29, 2026	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)