Form 10-Q
period 2026-09-30
OMNICOM GROUP INC.
filed 2026-10-23
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 20, 2026, there were 272,847,468 shares of Omnicom Group Inc.'s common stock, par value $0.15 per share, outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$3,796.4	$6,881.1
Accounts receivable, net of allowance for doubtful accounts of $9.7 and $11.9	13,223.6	14,398.0
Work in process	3,825.7	3,408.9
Assets held for sale	490.8	1,012.2
Other current assets	2,011.0	1,765.2
Total Current Assets	23,347.5	27,465.4
Property and Equipment at cost, less accumulated depreciation of $1,190.8 and $1,386.8	973.3	1,010.3
Operating Lease Right-Of-Use Assets	1,160.5	1,379.8
Equity Method Investments	56.7	65.9
Goodwill	18,608.8	18,641.4
Intangible Assets, net of accumulated amortization of $1,107.5 and $903.2	4,743.2	5,101.0
Other Assets	786.5	751.5
TOTAL ASSETS	$49,676.5	$54,415.3

LIABILITIES AND EQUITY:
Current Liabilities:
Accounts payable	$18,148.8	$20,659.5
Customer advances	2,308.2	1,727.6
Current portion of debt	568.3	1,399.5
Short-term debt	60.5	62.0
Taxes payable	125.0	264.9
Liabilities held for sale	684.7	1,261.0
Other current liabilities	3,626.8	4,163.7
Total Current Liabilities	25,522.3	29,538.2
Long-Term Liabilities	1,230.7	1,099.5
Long-Term Liability - Operating Leases	1,342.7	1,617.0
Long-Term Debt	9,389.5	7,655.0
Deferred Tax Liabilities	1,598.5	1,449.4
Commitments and Contingent Liabilities (Note 13)
Temporary Equity - Redeemable Noncontrolling Interests	266.9	363.2
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	63.2	63.2
Additional paid-in capital	9,525.9	9,424.4
Retained earnings	11,757.8	10,782.4
Accumulated other comprehensive income (loss)	(1,264.2)	(1,265.8)
Treasury stock, at cost	(10,131.9)	(6,958.4)
Total Shareholders’ Equity	9,950.8	12,045.8
Noncontrolling interests	375.1	647.2
Total Equity	10,325.9	12,693.0
TOTAL LIABILITIES AND EQUITY	$49,676.5	$54,415.3

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$6,422.8	$4,037.1	$19,228.2	$11,743.1
Operating Expenses:
Salary and service costs	4,586.4	2,921.5	13,939.3	8,600.4
Occupancy and other costs	499.3	322.7	1,531.0	963.2
Severance and repositioning costs	84.7	38.6	135.8	127.4
Net (gain) loss on assets held for sale and dispositions	(106.8)	—	(72.5)	—
Cost of services	5,063.6	3,282.8	15,533.6	9,691.0
Selling, general and administrative expenses	200.9	163.5	634.4	451.8
Depreciation and amortization	166.6	60.7	499.8	178.4
Total Operating Expenses	5,431.1	3,507.0	16,667.8	10,321.2
Operating Income	991.7	530.1	2,560.4	1,421.9
Interest Expense	132.8	60.4	375.0	182.1
Interest Income	28.6	17.2	105.5	68.8
Income Before Income Taxes and Income From Equity Method Investments	887.5	486.9	2,290.9	1,308.6
Income Tax Expense	215.4	132.3	594.8	373.5
Income From Equity Method Investments	2.5	5.8	2.7	6.5
Net Income	674.6	360.4	1,698.8	941.6
Net Income Attributed To Noncontrolling Interests	18.6	19.1	52.8	55.0
Net Income - Omnicom Group Inc.	$656.0	$341.3	$1,646.0	$886.6
Net Income Per Share - Omnicom Group Inc.:
Basic	$2.39	$1.76	$5.80	$4.54
Diluted	$2.38	$1.75	$5.77	$4.51
Weighted Average Shares:
Basic	274.0	193.8	284.0	195.2
Diluted	275.4	194.9	285.2	196.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$674.6	$360.4	$1,698.8	$941.6
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	—	1.3	1.3	4.1
Income tax effect	—	(0.4)	(0.4)	(1.3)
Cash flow hedge, net of tax	—	0.9	0.9	2.8
Pension and other postemployment benefits:
Amortization of prior service cost	1.8	1.7	5.4	5.1
Amortization of actuarial losses	(0.6)	0.2	(1.7)	0.7
Income tax effect	(0.5)	(1.4)	(2.9)	(4.4)
Pension plans and other postemployment benefits, net of tax	0.7	0.5	0.8	1.4
Foreign currency translation adjustment	33.2	(60.6)	(3.6)	155.2
Other Comprehensive Income (Loss)	33.9	(59.2)	(1.9)	159.4
Comprehensive Income	708.5	301.2	1,696.9	1,101.0
Comprehensive Income Attributed To Noncontrolling Interests	19.1	16.1	49.3	65.6
Comprehensive Income - Omnicom Group Inc.	$689.4	$285.1	$1,647.6	$1,035.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common Stock, shares	421.6	297.2	421.6	297.2
Common Stock, par value	$63.2	$44.6	$63.2	$44.6
Additional Paid-In Capital:
Beginning Balance	9,591.4	481.8	9,424.4	472.1
Net change in noncontrolling interests	(57.3)	(29.0)	(52.7)	(28.9)
Change in temporary equity	51.8	59.7	91.9	48.6
Share-based compensation	30.4	28.9	83.3	73.1
Common stock repurchased	—	—	74.0	—
Stock issued, share-based compensation	(90.4)	(62.0)	(95.0)	(85.5)
Ending Balance	9,525.9	479.4	9,525.9	479.4
Retained Earnings:
Beginning Balance	11,320.8	11,769.5	10,782.4	11,500.5
Net income	656.0	341.3	1,646.0	886.6
Common stock dividends declared	(219.0)	(135.7)	(670.6)	(412.0)
Ending Balance	11,757.8	11,975.1	11,757.8	11,975.1
Accumulated Other Comprehensive Income (Loss):
Beginning Balance	(1,297.6)	(1,270.9)	(1,265.8)	(1,475.9)
Other comprehensive income (loss)	33.4	(56.2)	1.6	148.8
Ending Balance	(1,264.2)	(1,327.1)	(1,264.2)	(1,327.1)
Treasury Stock:
Beginning Balance	(10,016.0)	(6,538.2)	(6,958.4)	(6,347.8)
Stock issued, share-based compensation	107.8	68.9	141.7	103.2
Common stock repurchased	(223.7)	(89.4)	(3,315.2)	(314.1)
Ending Balance	(10,131.9)	(6,558.7)	(10,131.9)	(6,558.7)
Shareholders' Equity	9,950.8	4,613.3	9,950.8	4,613.3
Noncontrolling Interests:
Beginning Balance	610.4	552.0	647.2	552.4
Net income	18.6	19.1	52.8	55.0
Other comprehensive income (loss)	0.5	(3.0)	(3.5)	10.6
Dividends to noncontrolling interests	(26.7)	(22.8)	(60.2)	(57.1)
Net change in noncontrolling interests	(227.7)	(35.9)	(261.2)	(51.5)
Ending Balance	375.1	509.4	375.1	509.4
Total Equity	$10,325.9	$5,122.7	$10,325.9	$5,122.7

Dividends Declared Per Common Share	$0.80	$0.70	$2.40	$2.10

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$1,698.8	$941.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of right-of-use assets	144.6	103.4
Amortization of intangible assets	355.2	75.0
Share-based compensation	83.3	73.1
Severance and repositioning costs	135.8	127.4
Net (gain) loss on assets held for sale and dispositions	(72.5)	—
Other, net	8.0	3.1
Use of operating capital	(2,315.4)	(1,422.8)
Net Cash Provided By (Used In) Operating Activities	37.8	(99.2)
Cash Flows From Investing Activities:
Capital expenditures	(172.8)	(110.7)
Acquisition of businesses and interests in affiliates, net of cash acquired	(7.1)	(0.8)
Proceeds from assets held for sale and dispositions	413.9	—
Other, net	—	50.7
Net Cash Provided By (Used In) Investing Activities	234.0	(60.8)
Cash Flows From Financing Activities:
Proceeds from borrowings	2,384.9	—
Repayment of debt	(1,400.0)	—
Change in short-term debt	2.1	0.5
Dividends paid to common shareholders	(703.3)	(413.9)
Repurchases of common stock	(3,210.3)	(312.1)
Proceeds from stock plans	45.0	18.0
Acquisition of additional noncontrolling interests	(288.5)	(39.0)
Dividends paid to noncontrolling interest shareholders	(60.2)	(57.1)
Payment of contingent purchase price obligations	(7.9)	(47.9)
Other, net	(60.8)	(56.0)
Net Cash Provided By (Used In) Financing Activities	(3,299.0)	(907.5)
Effect of foreign exchange rate changes on cash and cash equivalents	(57.5)	134.6
Net Increase (Decrease) in Cash and Cash Equivalents	(3,084.7)	(932.9)
Cash and Cash Equivalents at the Beginning of Period	6,881.1	4,339.4
Cash and Cash Equivalents at the End of Period	$3,796.4	$3,406.5

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Presentation of Financial Statements
The terms “Omnicom”, “the Company”, “we”, “our” and “us” each refer to Omnicom Group Inc. and its subsidiaries, unless the context indicates otherwise. The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP" or "GAAP"), for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures have been condensed or omitted. All intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Unless otherwise noted, dollars in tables are in millions, except per share amounts.
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
Merger with IPG
On November 26, 2025 (the “Closing Date”), Omnicom completed its merger (the "Merger") with The Interpublic Group of Companies, Inc. ("IPG"). Omnicom is the acquirer of IPG under U.S. GAAP. The consolidated financial statements of Omnicom for periods prior to the Closing Date do not include the results of operations, financial position, or cash flows of IPG. The results of operations of IPG are included in Omnicom’s consolidated financial statements only from the Closing Date forward. Accordingly, Omnicom’s results of operations, financial condition and cash flows are not comparable to historical periods due to the inclusion of IPG’s results from the Closing Date. See Note 5 to the consolidated financial statements for more information related to the Merger.
For the three and nine months ended September 30, 2026, we recorded $40.4 million and $139.9 million, respectively, of integration related costs for the Merger in selling, general and administrative expenses.
During the three and nine months ended September 30, 2025, we recorded $60.8 million and $160.6 million, respectively, of acquisition related costs related to the Merger in selling, general and administrative expenses. The results of IPG are not included in our 2025 results of operations for the periods presented.
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

Revenue by discipline:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Integrated Media	$3,256.0	$2,055.7	$9,493.8	$5,860.1
Advertising	1,011.5	724.8	3,150.8	2,111.3
Public Relations	689.9	374.2	2,095.4	1,103.4
Health	587.8	325.2	1,759.5	950.1
Experiential & Other	877.6	557.2	2,728.7	1,718.2
Revenue[1]	$6,422.8	$4,037.1	$19,228.2	$11,743.1
1) Revenue for the three and nine months ended September 30, 2026 includes amounts attributable to disposals or entities classified as held for sale, consisting of $412.1 million and $1.6 billion, respectively.
Economic factors affecting our revenue
Global economic conditions and disruptions directly impact our revenue. Adverse economic conditions and disruptions pose a risk that our clients may reduce, postpone, or cancel spending for our services, which would impact our revenue.
Revenue by geographic market:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Americas:
North America	$3,966.1	$2,245.3	$11,842.0	$6,566.5
Latin America	238.2	126.4	682.8	337.4
EMEA:
Europe	1,452.0	1,135.4	4,478.6	3,296.7
Middle East and Africa	160.0	67.4	445.9	204.4
Asia-Pacific	606.5	462.6	1,778.9	1,338.1
Revenue[1]	$6,422.8	$4,037.1	$19,228.2	$11,743.1
1) Revenue for the three and nine months ended September 30, 2026 includes amounts attributable to disposals or entities classified as held for sale, consisting of $412.1 million and $1.6 billion, respectively.
The Americas is comprised of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA is comprised of Europe, the Middle East and Africa. Asia-Pacific includes Australia, Greater China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended September 30, 2026 and 2025 was $3.8 billion and $2.1 billion, respectively, and revenue in the United States for the nine months ended September 30, 2026 and 2025 was $11.3 billion and $6.2 billion, respectively.
Contract balances
Contract balances include work in process and customer advances that primarily consist of advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs.

	September 30, 2026	December 31, 2025	September 30, 2025
Work in process:
Media and production costs	$2,055.8	$2,200.1	$908.3
Unbilled fees and costs and contract assets	1,769.9	1,208.8	1,115.2
Work in process	$3,825.7	$3,408.9	$2,023.5
Customer advances	$2,308.2	$1,727.6	$1,273.0
There were no impairment charges recorded in work in process in the nine months ended September 30, 2026 and 2025.
The majority of our contracts are for periods of one year or less, with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $426.0 million of unsatisfied performance obligations as of September 30, 2026, which will be recognized as services are performed over the remaining contractual terms through 2030.

3. Net Income per Share
Basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income - Omnicom Group Inc.	$656.0	$341.3	$1,646.0	$886.6
Weighted Average Shares (millions):
Basic	274.0	193.8	284.0	195.2
Dilutive stock options and restricted shares	1.4	1.1	1.2	1.2
Diluted	275.4	194.9	285.2	196.4

Anti-dilutive stock options and restricted shares (millions)	6.0	5.8	6.0	5.8
Net Income per Share - Omnicom Group Inc.:
Basic	$2.39	$1.76	$5.80	$4.54
Diluted	$2.38	$1.75	$5.77	$4.51
The number of potential shares of common stock excluded from diluted shares outstanding was 6.0 million for each of the three and nine months ended September 30, 2026 and 5.8 million for each of the three and nine months ended September 30, 2025, because their inclusion would have been anti-dilutive.
The increase in our weighted average shares in 2026 was primarily due to the inclusion of shares issued in connection with the Merger, partially offset by share repurchases, including shares repurchased pursuant to the accelerated share repurchase program. See Note 5 to the consolidated financial statements.
4. Goodwill and Intangible Assets
Change in goodwill:

	Nine Months Ended September 30,
	2026	2025
January 1	$18,641.4	$10,677.4
Acquisitions[1]	177.5	2.5
Noncontrolling interests in acquired businesses	13.5	2.6
Contingent purchase price obligations of acquired businesses	13.5	2.6
Dispositions	(195.7)	(66.3)
Foreign currency translation	(41.4)	296.4
September 30	$18,608.8	$10,915.2
1) The increase in goodwill in the nine months ended September 30, 2026 is primarily due to adjustments to the preliminary purchase price accounting for the Merger in November 2025 (see Note 5 to the consolidated financial statements). There were no goodwill impairment charges recorded in the nine months ended September 30, 2026 or 2025, and we have no accumulated goodwill impairment charges.
We completed our annual goodwill impairment test as of May 1, 2026. The market assumptions used in our assessment reflect the current economic environment (see Note 1 to the consolidated financial statements). Based on our impairment test results, we concluded that our goodwill was not impaired as of May 1, 2026. No events or circumstances through September 30, 2026 would change our impairment assessment.
Intangible assets:

	September 30, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trade Names	$915.3	$(127.4)	$787.9	$929.9	$(76.5)	$853.4
Customer Relationships	4,288.4	(632.2)	3,656.2	4,389.5	(504.1)	3,885.4
Technology and Other	370.1	(131.4)	238.7	409.2	(79.6)	329.6
Acquired intangible assets and internally developed strategic platform assets	$5,573.8	$(891.0)	$4,682.8	$5,728.6	$(660.2)	$5,068.4
Other purchased and internally developed software	276.9	(216.5)	60.4	275.6	(243.0)	32.6
Intangible Assets	$5,850.7	$(1,107.5)	$4,743.2	$6,004.2	$(903.2)	$5,101.0

Amortization of intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Acquired intangible assets and internally developed strategic platform assets	$112.9	$21.5	$334.5	$63.1
Other purchased and internally developed software	7.2	3.9	20.7	11.9
Amortization Expense	$120.1	$25.4	$355.2	$75.0
5. Business Combinations
On November 26, 2025, we completed the Merger (see Note 1 to the consolidated financial statements). The acquisition combines complementary capabilities and service offerings and is expected to expand client opportunities and support long-term growth.
Purchase Consideration
Pursuant to the merger agreement between Omnicom and IPG, the 361,498,876 shares of IPG common stock (the “IPG common stock”) (par value $0.10 per share) that were issued and outstanding immediately prior to the Merger were converted into 124,352,188 shares of Omnicom common stock (par value $0.15 per share) and cash in lieu of fractional shares, based on an exchange ratio (the “Exchange Ratio”) of 0.344 shares of Omnicom common stock for each share of IPG common stock. Following the closing of the Merger, legacy Omnicom shareholders owned approximately 60.6% of the combined company, and legacy IPG shareholders owned approximately 39.4%, on a fully diluted basis.
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
Preliminary Purchase Price Allocation
The following table summarizes the preliminary fair values of the tangible and identifiable assets acquired and liabilities assumed as of the Closing Date:

Cash and cash equivalents	$1,080.6	Accounts payable	$7,066.8
Accounts receivable	5,749.5	Customer advances	715.8
Work in process	2,227.3	Short-term debt	42.4
Assets held for sale	262.4	Liabilities held for sale	106.5
Other current assets	563.2	Other current liabilities	1,700.4
Property and equipment	251.6	Long-term liabilities	432.9
Operating lease right-of-use assets	595.5	Long-term liability - operating leases	876.4
Equity method investments	32.1	Long-term debt	2,764.9
Intangible assets	4,575.6	Deferred tax liabilities, net	1,093.3
Other assets	705.8	Non-controlling interests	211.7
Total Assets	$16,043.6	Redeemable non-controlling interest	8.4
		Total Liabilities and Non-controlling interest	$15,019.5

		Fair value of net assets acquired	$1,024.1
		Goodwill	7,869.4
		Total Consideration	$8,893.5

The purchase accounting process has not been completed as of September 30, 2026, including the finalization of the purchase price allocation. The Company has not yet finalized the valuation of certain assets acquired and liabilities assumed, including identifiable intangible assets. The preliminary fair values of identifiable assets as of September 30, 2026 include Trade Names of $792.0 million, Customer Relationships of $3.6 billion, and Technology and Other of $167.7 million. During the nine months ended September 30, 2026, the adjustments to goodwill related primarily to the updates of the fair value of acquired software and deferred taxes. The purchase price allocation may be adjusted during the measurement period, which will not exceed one year from the Closing Date.
Integration and Acquisition-Related Costs
During the three and nine months ended September 30, 2026, the Company incurred approximately $40.4 million and $139.9 million, respectively, of integration related costs associated primarily with the acquisition of IPG. During the three and nine months ended September 30, 2025, the Company incurred approximately $60.8 million and $160.6 million, respectively, of acquisition related costs associated primarily with the acquisition of IPG. These costs consist mainly of third-party professional fees and were recorded within selling, general and administrative expenses in the consolidated statements of income. The Company may incur additional integration costs in the future related to the acquisition of IPG.
6. Debt
Credit Facility
On November 26, 2025, in connection with the Merger, the Company entered into a Fourth Amended and Restated Five Year Credit Agreement (the “Credit Agreement Amendment”), which amended and restated the Company’s Third Amended and Restated Five Year Credit Agreement, dated as of June 2, 2023. The Credit Agreement Amendment, among other things, (i) increased the unsecured multi-currency revolving credit facility (the “Credit Facility”) amount from $2.5 billion to $3.5 billion, (ii) reduced the facility fee and applicable margin, (iii) extended the termination date (with respect to the available commitments of the extending lenders) from June 2, 2028 to November 26, 2030 and (iv) designated Omnicom as sole borrower under the Credit Facility.
We can issue up to $3.0 billion of U.S. Dollar denominated commercial paper under a U.S. commercial paper program, and issue up to the equivalent of $500 million in British Pounds or Euros under a Euro commercial paper program. In addition, certain of our subsidiaries have uncommitted credit lines that are guaranteed by Omnicom, aggregating $952.7 million. All of these facilities provide additional liquidity sources for operating capital and general corporate purposes. During the three months ended September 30, 2026, we issued commercial paper, and the average and maximum amounts outstanding during the quarter were $436.4 million and $730.0 million, respectively. During the nine months ended September 30, 2026, we issued commercial paper, and the average and maximum amounts outstanding were $244.7 million and $730.0 million, respectively. There were no issuances of commercial paper for the three and nine months ended September 30, 2025. At both September 30, 2026 and 2025, there were no outstanding commercial paper issuances.
The Credit Facility has a financial covenant that requires us to maintain a Leverage Ratio (as defined in the Credit Facility) of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At September 30, 2026, we were in compliance with this covenant as our Leverage Ratio, computed in accordance with the terms of the Credit Facility, was 2.3 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt of $60.5 million and $62.0 million at September 30, 2026 and December 31, 2025, respectively, represented bank overdrafts and short-term borrowings primarily of our international subsidiaries.

Long-Term Debt
Long-term debt:

	September 30, 2026	December 31, 2025
3.600% Senior Notes due 2026	$—	$1,400.0
€500 million 0.800% Senior Notes due 2027	568.6	588.7
4.650% Senior Notes (Exchange/IPG) due 2028	500.0	500.0
4.200% Senior Notes due 2029	400.0	—
2.450% Senior Notes due 2030	600.0	600.0
4.200% Senior Notes due 2030	600.0	600.0
4.750% Senior Notes (Exchange/IPG) due 2030	650.0	650.0
€500 million 1.400% Senior Notes due 2031	568.6	588.7
2.400% Senior Notes (Exchange/IPG) due 2031	500.0	500.0
2.600% Senior Notes due 2031	800.0	800.0
€600 million 3.700% Senior Notes due 2032	682.3	706.4
£325 million 2.250% Senior Notes due 2033	430.8	439.1
5.000% Senior Notes due 2033	700.0	—
5.375% Senior Notes (Exchange/IPG) due 2033	300.0	300.0
€600 million 3.850% Senior Notes due 2034	682.3	—
5.300% Senior Notes due 2034	600.0	600.0
5.300% Senior Notes due 2036	600.0	—
3.375% Senior Notes (Exchange/IPG) due 2041	500.0	500.0
5.400% Senior Notes (Exchange/IPG) due 2048	500.0	500.0
Long-Term Debt, Gross	10,182.6	9,272.9
Unamortized discount	(185.3)	(192.3)
Unamortized debt issuance costs	(39.5)	(25.9)
Unamortized deferred loss from settlement of interest rate swap	—	(0.2)
Long-Term Debt, including current portion	9,957.8	9,054.5
Current portion	(568.3)	(1,399.5)
Long-Term Debt	$9,389.5	$7,655.0
On March 2, 2026, Omnicom closed its public offering of $400 million aggregate principal amount of 4.200% Senior Notes due 2029, $700 million aggregate principal amount of 5.000% Senior Notes due 2033 and $600 million aggregate principal amount of 5.300% Senior Notes due 2036. In addition, on March 2, 2026, Omnicom Finance Holdings plc, a U.K.-based wholly owned subsidiary of Omnicom ("OFH"), closed its public offering of €600 million aggregate principal amount of 3.850% Senior Notes due 2034, which are fully and unconditionally guaranteed by Omnicom. Omnicom used a portion of the net proceeds of these offerings to repay its $1.4 billion 3.600% Senior Notes due 2026, which were fully redeemed at par on March 13, 2026. Omnicom intends to use the remaining proceeds for general corporate purposes.
Omnicom has fully and unconditionally guaranteed the obligations of OFH with respect to the €500 million 0.800% Senior Notes due 2027, the €500 million 1.400% Senior Notes due 2031, the €600 million 3.700% Senior Notes due 2032, and the €600 million 3.850% Senior Notes due 2034 (collectively, the "Euro Notes"). The €500 million 0.800% Senior Notes are due in July of 2027, and accordingly, have been reclassified to current liabilities on the balance sheet. OFH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in Europe, Australia, and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OFH to obtain funds from their subsidiaries through dividends, loans, or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFH and Omnicom, respectively.
Omnicom has fully and unconditionally guaranteed the obligations of Omnicom Capital Holdings plc ("OCH"), a U.K.-based wholly owned subsidiary of Omnicom, with respect to the £325 million aggregate principal amount of 2.250% Senior Notes due 2033 (the "Sterling Notes"). OCH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in EMEA, Australia, and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of

Omnicom or OCH to obtain funds from their subsidiaries through dividends, loans, or advances. The Sterling Notes and the related guarantee are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OCH and Omnicom, respectively.
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
Segment revenue, segment operating expenses and segment operating income of our operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$6,422.8	$4,037.1	$19,228.2	$11,743.1
Segment Operating Expenses:
Salary and service costs:
Salary and related costs	$2,866.7	$1,778.5	$8,894.9	$5,386.8
Third-party service costs	1,508.0	955.6	4,396.1	2,670.8
Third-party incidental costs	211.7	187.4	648.3	542.8
Total salary and service costs	4,586.4	2,921.5	13,939.3	8,600.4
Occupancy and other costs	499.3	322.7	1,531.0	963.2
Segment cost of services	5,085.7	3,244.2	15,470.3	9,563.6
Selling, general and administrative expenses	160.5	102.7	494.5	291.2
Depreciation and amortization	166.6	60.7	499.8	178.4
Total segment operating expenses	5,412.8	3,407.6	16,464.6	10,033.2
Segment Operating Income	$1,010.0	$629.5	$2,763.6	$1,709.9
Reconciliation of segment operating income to income before income taxes and income from equity method investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment Operating Income	$1,010.0	$629.5	$2,763.6	$1,709.9
Severance and repositioning costs	84.7	38.6	135.8	127.4
Net (gain) loss on assets held for sale and dispositions	(106.8)	—	(72.5)	—
Integration and acquisition related costs	40.4	60.8	139.9	160.6
Operating Income	991.7	530.1	2,560.4	1,421.9
Interest Expense	132.8	60.4	375.0	182.1
Interest Income	28.6	17.2	105.5	68.8
Income Before Income Taxes and Income From Equity Method Investments	$887.5	$486.9	$2,290.9	$1,308.6
We reconcile segment operating income to income before income taxes and income from equity method investments as income tax expense is reviewed at the consolidated level and the segment managers are not held accountable for performance of net income.
The agency networks' regional reporting units comprise three principal regions: the Americas, EMEA and Asia-Pacific. The regional reporting units monitor the performance and are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and, in many cases, have the same clients and similar economic characteristics.

Revenue and long-lived assets and goodwill by geographic region:

	Americas	EMEA	Asia-Pacific
September 30, 2026
Revenue - Three months ended	$4,204.3	$1,612.0	$606.5
Revenue - Nine months ended	$12,524.8	$4,924.5	$1,778.9
Long-lived assets and goodwill	$13,651.3	$5,745.1	$1,346.2
September 30, 2025
Revenue - Three months ended	$2,371.7	$1,202.8	$462.6
Revenue - Nine months ended	$6,903.9	$3,501.1	$1,338.1
Long-lived assets and goodwill	$8,083.0	$3,981.7	$716.5
8. Income Taxes
Our effective tax rate for the nine months ended September 30, 2026 was 26.0% compared to 28.5% for the nine months ended September 30, 2025. The 2026 effective tax rate included the impact of favorable settlements of uncertain tax positions. The effective tax rates for both 2026 and 2025 reflect the impact of the lower tax benefit associated with severance and repositioning charges and IPG acquisition-related costs.
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
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The legislation did not have a material impact on our financial statements.
At September 30, 2026, our gross unrecognized tax benefits were $447.5 million. Of this amount, approximately $430.9 million would affect our effective tax rate upon resolution of the uncertain tax positions.
9. Pension and Other Postemployment Benefits
Pension and other postemployment benefits net periodic benefit expense:

	Defined Benefit Pension Plans		Postemployment Arrangements
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost	$12.8	$3.7	$1.6	$1.6
Interest cost	18.7	6.1	3.8	4.1
Expected return on plan assets	(12.1)	(0.6)	—	—
Amortization of prior service cost	3.2	2.3	2.2	2.8
Amortization of actuarial losses	(1.7)	0.7	—	—
Total net periodic benefit expense	$20.9	$12.2	$7.6	$8.5
In the nine months ended September 30, 2026 and 2025, we contributed $2.6 million and $0.5 million, respectively, to the defined benefit pension plans.

10. Severance and Repositioning Costs
Severance and repositioning costs incurred during the three and nine months ended September 30, 2026 were $84.7 million and $135.8 million, respectively and consist primarily of real estate and other exit charges. Severance and repositioning costs for the nine-month period also included severance and employee-related termination benefits. Severance and repositioning costs reflect integration-related actions and adjustments to estimates for actions taken during the year ended December 31, 2025 related to the Merger.
In connection with our strategic initiatives, operating expenses for the three and nine months ended September 30, 2025 included $38.6 million and $127.4 million, respectively, of repositioning costs, primarily related to severance actions as we prepared to integrate IPG. Operating expenses for the nine months ended September 30, 2025 also reflected efficiency initiatives taken in the second quarter of 2025, primarily within Omnicom Advertising and Omnicom Production.
The following table summarizes activity during the nine months ended September 30, 2026 related to adjustments to liabilities for severance and contract terminations and other, which are expected to be settled in cash. In addition, real estate and other exit charges of $86.1 million were recorded during the period, which are non-cash charges.

	Liability at December 31, 2025	Expense	Cash Payments	Liability at September 30, 2026
Severance	$539.4	$49.7	$(402.6)	$186.5
Contract Terminations and Other	80.4	—	(37.4)	43.0
Total severance and contract terminations and other	$619.8	$49.7	$(440.0)	$229.5
11. Assets Held for Sale and Dispositions of Subsidiaries
During the fourth quarter of 2025, management determined that the assets and liabilities of certain businesses planned for disposition in the next twelve months, primarily within the Advertising and Experiential & Other (formerly, Execution & Support) disciplines, met the criteria to be classified as held for sale. Accordingly, these businesses were recorded at net realizable value - fair value less cost to sell. The disposals did not represent a strategic shift that has or will have a major effect on our operations or financial results and therefore do not qualify for discontinued operations presentation.
In the third quarter of 2026, we recognized a net gain on the disposition of subsidiaries of $106.8 million. In the first quarter of 2026, we recorded impairment charges of $34.3 million to write down certain other businesses identified for disposition to net realizable value. Fair value was determined using discounted cash flow analyses, supplemented by observable market inputs where available. These charges were recorded in net (gain) loss on assets held for sale and dispositions in the consolidated statements of income. In addition, we closed on the sale of certain legacy IPG businesses and recorded an adjustment to goodwill, if applicable (see Note 5 to the consolidated financial statements).
The following table presents the major classes of assets and liabilities classified as held for sale and included in the consolidated balance sheet as of September 30, 2026. Assets and liabilities classified as held for sale are presented separately within current assets and current liabilities, respectively, in the consolidated balance sheet as of September 30, 2026.

	September 30,	December 31,
	2026	2025
Assets Held for Sale or Disposition
Accounts receivable	$240.2	$623.4
Work in process	141.8	240.7
Other current assets	91.6	116.8
Property and Equipment, net	9.5	13.1
Other assets	7.7	18.2
Total Assets Held for Sale or Disposition	$490.8	$1,012.2
Liabilities Held for Sale or Disposition
Accounts payable	$367.1	$669.7
Customer advances	195.1	377.5
Other current liabilities	122.5	213.8
Total Liabilities Held for Sale or Disposition	$684.7	$1,261.0

12. Supplemental Cash Flow Data
Change in operating capital:

	Nine Months Ended September 30,
	2026	2025
(Increase) decrease in accounts receivable	$1,289.8	$983.8
(Increase) decrease in work in process and other current assets	(746.7)	(458.0)
Decrease in accounts payable	(2,435.3)	(1,538.8)
(Decrease) in customer advances, taxes payable and other current liabilities	(334.1)	(309.2)
Change in other assets and liabilities, net	(89.1)	(100.6)
Increase (decrease) in operating capital	$(2,315.4)	$(1,422.8)
Supplemental financial information:

Income taxes paid	$538.3	$393.3
Interest paid	$289.9	$121.5
Non-cash increase in lease liabilities:

Operating leases	$123.8	$117.1
Finance leases	$22.1	$26.0
13. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that such proceedings will have a material adverse effect on our results of operations or financial position.
14. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of income taxes:

	Cash Flow Hedge	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Nine Months Ended September 30, 2026
January 1	$(1.3)	$(40.2)	$(1,224.3)	$(1,265.8)
Other comprehensive income (loss) before reclassifications	—	—	(0.1)	(0.1)
Reclassification from accumulated other comprehensive income (loss)	0.9	0.8	—	1.7
September 30	$(0.4)	$(39.4)	$(1,224.4)	$(1,264.2)

	Nine Months Ended September 30, 2025
January 1	$(5.0)	$(25.5)	$(1,445.4)	$(1,475.9)
Other comprehensive income (loss) before reclassifications	—	—	144.6	144.6
Reclassification from accumulated other comprehensive income (loss)	2.8	1.4	—	4.2
September 30	$(2.2)	$(24.1)	$(1,300.8)	$(1,327.1)
15. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis:

September 30, 2026	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$3,796.4			$3,796.4
Marketable equity securities	$0.9			$0.9
Cross currency swaps - net investment hedge		$13.1		$13.1
Liabilities:
Contingent purchase price obligations			$266.7	$266.7

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$6,881.1			$6,881.1
Marketable equity securities	$0.9			$0.9
Cross currency swaps - net investment hedge		$7.1		$7.1
Liabilities:
Contingent purchase price obligations			$214.9	214.9

Changes in contingent purchase price obligations:

	Nine Months Ended September 30,
	2026	2025
January 1	$214.9	$220.1
Acquisitions	43.1	27.6
Revaluation and interest	16.3	4.5
Payments	(7.9)	(47.9)
Foreign currency translation	0.3	0.5
September 30	$266.7	$204.8
Carrying amount and fair value of our financial assets and liabilities:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$3,796.4	$3,796.4	$6,881.1	$6,881.1
Marketable equity securities	0.9	0.9	0.9	0.9
Non-marketable equity securities	—	—	62.1	62.1
Cross currency swaps - net investment hedge	13.1	13.1	7.1	7.1
Foreign currency derivatives	0.4	0.4	—	—
Liabilities:
Short-term debt	$60.5	$60.5	$62.0	$62.0
Contingent purchase price obligations	266.7	266.7	214.9	214.9
Long-Term Debt	9,957.8	9,245.5	9,054.5	8,818.9
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
16. Accelerated Share Repurchase
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In February 2026, the Board authorized the repurchase of up to $5.0 billion of our common stock. Pursuant to this authorization, we also entered into an accelerated share repurchase ("ASR") program to repurchase approximately $2.5 billion of our common stock and received an aggregate initial share delivery of 24.7 million shares of our common stock. We received an additional 7.5 million shares upon settlement of the ASR agreement in May 2026 and recorded this final adjustment, which increased additional paid-in-capital.
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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. In addition, from time to time, we or our representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions, and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management as well as assumptions made by, and information currently available to management. Forward-looking statements may be accompanied by words such as “aim”, “anticipate”, “believe”, “plan”, “could”, “should”, “would”, “estimate”, “expect”, “forecast”, “future”, “guidance”, “intend”, “may”, “will”, “possible”, “potential”, “predict”, “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside of our control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include:
•risks relating to the completed merger (the "Merger") between us and The Interpublic Group of Companies, Inc. ("IPG"), including risks related to the integration of IPG’s business, such as, among others: uncertainties associated with retaining key management and other employees; potential disruptions to client, vendor, and business partner relationships; the risk that integration activities may be more time-consuming, complex, or costly than expected; the possibility that anticipated synergies, efficiencies, and other benefits of the Merger may not be realized, or may be realized more slowly than anticipated; and risks associated with managing a larger, more complex combined organization and effectively integrating systems, processes, operations, and cultures;
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

EXECUTIVE SUMMARY
The unaudited consolidated financial statements and related notes to the unaudited consolidated financial statements, including our critical accounting estimates, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report, should be read in conjunction with our 2025 10-K.
Merger with IPG
On November 25, 2025 (the "Closing Date"), Omnicom completed the Merger. Omnicom is the acquirer of IPG under U.S. generally accepted accounting principles ("U.S. GAAP). The consolidated financial statements of Omnicom for periods prior to the Closing Date do not include the results of operations, financial position, or cash flows of IPG. The results of operations of IPG are included in Omnicom’s consolidated financial statements only from the Closing Date forward. Accordingly, Omnicom’s results of operations, financial condition and cash flows after the Closing Date are not comparable to prior periods due to the inclusion of IPG’s results from the Closing Date (see Note 5 to the consolidated financial statements).
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
Our Business
Omnicom is a strategic holding company that operates through global networks, connected capabilities and specialized agencies that together deliver marketing, sales, communications, and commerce services to many of the world's largest companies. Our products and services support client objectives across our primary focus areas: media, data, commerce, CRM, content, creativity, and AI.
Omnicom’s agencies integrate data, creativity, and technology to deliver coordinated marketing, communications, and commerce solutions. All of our agencies are supported by Omni, our integrated technology platform, which includes Acxiom and Interact, both acquired from IPG, and Flywheel Commerce Cloud, as well as privacy-focused identity and data management capabilities. These capabilities include the integration of emerging AI-based tools, including generative AI, into planning, creative advertising, media, and analytics workflows.
Our client teams collaborate and accelerate client-service innovation through two enterprise-wide solutions: the Global Growth Team ("GGT") and our Client Success Leaders ("CSLs"). GGT provides an integrated, enterprise-level view of client needs and innovative solutions in new business development. CSLs coordinate capabilities across our agencies to deliver tailored solutions aligned with each client's strategy along with key performance indicators ("KPIs") to enable client success.
Our global networks include: Omnicom Advertising ("OA"), Omnicom Media ("OM"), the DAS Group of Companies ("DAS"), and the Communications Consultancy Network ("CCN"). OA includes our creative brands BBDO and TBWA, as well as McCann, which we acquired from IPG, and the brands within the Advertising Collective. OM includes OMD, PHD, Hearts United, Flywheel Commerce Cloud, as well as UM, Acxiom and Initiative, which we acquired from IPG. DAS includes Omnicom Precision Marketing and Omnicom Health, which includes IPG Health. CCN includes FleishmanHillard and Golin Ketchum, as well as Weber Shandwick, which we acquired from IPG.
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

Our business model was built and continues to evolve around our clients. While our networks, connected capabilities and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. Our Omni platform integrates data and technology in support of the services provided by all of our disciplines. Our fundamental business principle is that our clients’ specific requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies and disciplines within Omnicom collaborate in formal client networks, such as our CSLs and GGT, as well as informal virtual client networks, resulting in a client matrix organization structure. This collaboration allows us to execute our clients’ marketing requirements in a consistent and comprehensive manner. We use our client-centric approach to grow our business by expanding our service offerings to existing clients, moving into new markets and obtaining new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams intended to fill gaps in our service delivery to our existing clients.
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
Our clients operate in virtually every sector of the global economy with no one industry representing more than 19% of our revenue for the nine months ended September 30, 2026. For the twelve months ended September 30, 2026, our largest client accounted for 1.8% of our revenue, and our 100 largest clients, which represent many of the world’s major marketers, accounted for approximately 52.7% of our revenue.
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
We analyze revenue growth, including organic revenue growth, by reviewing the components and composition of the growth, including growth by principal regional market, connected capabilities and marketing disciplines, the impact from foreign currency exchange rate changes, and growth from our largest clients. Operating expenses primarily consist of cost of services, selling, general and administrative expenses, or SG&A, and depreciation and amortization, and are analyzed for each network by the Chief Operating Decision Maker, who allocates resources accordingly.
Financial Performance
Worldwide revenue for the three months ended September 30, 2026 increased $2.4 billion, or 59.1%, to $6.4 billion, compared to $4.0 billion in the prior year period. Our performance benefited from the Merger, as the third quarter of 2026 represents the third full quarter of results including IPG following the Closing Date. The year-over-year increase in worldwide revenue reflected worldwide constant currency growth (defined below) of $2.4 billion, or 59.1%.
Worldwide revenue for the nine months ended September 30, 2026 increased $7.5 billion, or 63.7%, to $19.2 billion, compared to $11.7 billion in the prior year period. Our performance benefited from the Merger. The year-over-year increase in worldwide revenue reflected worldwide constant currency growth (defined below) of $7.2 billion, or 61.7%, and a favorable foreign exchange impact of $243.5 million, which increased revenue by 2.1%.
For the three months ended September 30, 2026, revenue increased $2.4 billion across our disciplines as follows year-over-year and was primarily driven by the acquisition of IPG: Integrated Media, $1.2 billion, Advertising, $286.7 million, Public Relations, $315.7 million, Health, $262.6 million, and Experiential & Other, $320.4 million.

For the nine months ended September 30, 2026, revenue increased $7.5 billion across our disciplines as follows year-over-year and was primarily driven by the acquisition of IPG: Integrated Media, $3.6 billion, Advertising, $1.0 billion, Public Relations, $992.0 million, Health, $809.4 million, and Experiential & Other, $1.0 billion.
Worldwide revenue increased across our geographic markets for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, as follows, and was primarily driven by the acquisition of IPG: North America, $1.7 billion, Latin America, $111.8 million, Europe, $316.6 million, Middle East and Africa, $92.6 million, and Asia-Pacific, $143.9 million.
Worldwide revenue increased across our geographic markets for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, as follows, and was primarily driven by the acquisition of IPG: North America, $5.3 billion, Latin America, $345.4 million, Europe, $1.2 billion, Middle East and Africa, $241.5 million, and Asia-Pacific, $440.8 million.
The table below presents worldwide organic growth period-to-period compared to the combined basis, net of businesses held for sale or disposition (as defined below).
The components of period-over-period revenue change:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Core Operations[1]				Core Operations[1]
	Revenue[1]	Less: Dispositions & Held for Sale	$	% Growth	Revenue[1]	Less: Dispositions & Held for Sale	$	% Growth
Combined revenue for 2025[2]	$6,531.1	$927.8	$5,603.3		$19,096.5	$2,636.6	$16,459.9
Components of revenue change:
Foreign exchange rate impact	0.3	(3.1)	3.4	0.1%	243.5	34.1	209.4	1.3%
Net effect of (dispositions) acquisitions	(509.4)	(512.6)	3.2	0.1%	(1,058.3)	(1,063.9)	5.6	0.0%
Organic growth	400.8	—	400.8	7.2%	946.5	—	946.5	5.8%
Revenue for 2026	$6,422.8	$412.1	$6,010.7	7.3%	$19,228.2	$1,606.8	$17,621.4	7.1%
1) Core Operations, net of dispositions and held for sale, excludes revenue of businesses that have been disposed of, up to the date of disposition in 2026, and businesses classified as held for sale. Amounts for periods prior to the Closing Date are calculated on a combined basis for Omnicom and IPG.
2) Represents the combined revenue of Omnicom and IPG for the three and nine months ended September 30, 2025, provided for comparative purposes only. Combined revenue of $6.5 billion for the three months ended September 30, 2025 comprises Omnicom's reported revenue of $4.0 billion and IPG's reported revenue of $2.5 billion. Combined revenue of $19.1 billion for the nine months ended September 30, 2025 was comprised Omnicom's reported revenue of $11.7 billion and IPG's reported revenue of $7.4 billion. These amounts are the arithmetic sum of each company's historical reported revenue, sourced from either Omnicom's Current Report on Form 8-K filed with the SEC on October 21, 2025 or IPG's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2025, and have not been prepared in accordance with Article 11 of Regulation S-X, do not reflect any pro forma adjustments, and are not necessarily indicative of the revenue that would have been achieved had the Merger been completed at the beginning of the periods presented. We do not believe any pro forma adjustments in conformity with Article 11 would not be material to the combined amounts presented.
Revenue from Core Operations for the three and nine months ended September 30, 2026 increased $407.4 million, or 7.3%, and $1.2 billion, or 7.1%, respectively, as compared to the combined Core Operations revenue for the prior year periods. This was driven by organic growth of $400.8 million, or 7.2% and $946.5 million, or 5.8%, respectively, a positive impact from foreign exchange rate changes of $3.4 million, or 0.1%, and $209.4 million, or 1.3%, respectively, and a positive impact from acquisitions of $3.2 million, or 0.1%, and $5.6 million.
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
•Organic growth is calculated by subtracting the foreign exchange rate impact and the acquisition revenue from total revenue growth, which is equal to the current period revenue from Core Operations minus the prior period revenue from Core Operations.
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
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at October 21, 2026 remain unchanged, we expect the changes in foreign exchange rates will remain flat for the fourth quarter and positively impact our revenue by 1.0% for the full year.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 1.8% and 2.6% of revenue for the twelve months ended September 30, 2026 and 2025, respectively. Our ten largest and 100 largest clients represented 14.5% and 52.7% of revenue for the twelve months ended September 30, 2026, respectively, and 19.0% and 54.9% of revenue for the twelve months ended September 30, 2025, respectively.
A summary of our consolidated results of operations period-over-period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue[4]	$6,422.8	$4,037.1	$2,385.7	59.1%	$19,228.2	$11,743.1	$7,485.1	63.7%
Operating Income[2]	$991.7	$530.1	$461.6	87.1%	$2,560.4	$1,421.9	$1,138.5	80.1%
Operating Margin[2]	15.4%	13.1%		2.3%	13.3%	12.1%		1.2%
Net Income - Omnicom Group Inc.[2]	$656.0	$341.3	$314.7	92.2%	$1,646.0	$886.6	$759.4	85.7%
Net Income per Share - Omnicom Group Inc.: Diluted[2,3]	$2.38	$1.75	$0.63	36.0%	$5.77	$4.51	$1.26	27.9%
EBITA[1,2,3,4]	$1,111.8	$551.6	$560.2	101.6%	$2,915.6	$1,485.0	$1,430.6	96.3%
EBITA Margin %[1,2,3,4]	17.3%	13.7%		3.6%	15.2%	12.6%		2.6%
1) Reconciliation of Non-GAAP Financial Measures on page 30.
2) For the three months ended September 30, 2026, operating expenses included $84.7 million ($63.5 million after-tax) of repositioning costs, primarily related to real estate and other exit charges, in connection with the Merger. For the nine months ended September 30, 2026, operating expenses included $135.8 million ($101.8 million after-tax) of repositioning costs, primarily related to real estate and other exit charges, as well as severance charges, in connection with the Merger. For the three and nine months ended September 30, 2026, operating expenses included $106.8 million ($69.5 million after-tax) and $72.5 million ($41.7 million after-tax), respectively, of net gains on dispositions of certain businesses in connection with the Merger (see Notes 10 and 11 to the unaudited consolidated financial statements). In addition, included in selling, general and administrative expenses for the three and nine months ended September 30, 2026, are integration related costs of $40.4 million ($13.3 million after-tax) and $139.9 million ($98.1 million after-tax), respectively, related to the Merger. The net impact of these items reduced operating income for the three and nine months ended September 30, 2026, by $18.3 million ($7.3 million after-tax) and $203.2 million ($158.2 million after-tax), respectively, which reduced diluted net income per share - Omnicom Group Inc. by $0.03 and $0.55, respectively.
For the three and nine months ended September 30, 2025, operating expenses included $38.6 million ($28.4 million after-tax) of repositioning costs, primarily related to severance actions as we prepared to integrate IPG (see Note 10 to the unaudited consolidated financial statements). For the nine months ended September 30, 2025, operating expenses included $127.4 million ($95.7 million after-tax) of repositioning costs, related to severance actions as we prepared for the acquisition of IPG, as well as efficiency initiatives in the second quarter of 2025, primarily within Omnicom Advertising and Omnicom Production (see Note 10 to the unaudited consolidated financial statements). In addition, included in selling, general and administrative expenses for the three and nine months ended September 30, 2025, are acquisition related costs of $60.8 million ($50.8 million after-tax) and $160.6 million ($145.0 million after-tax), respectively, related to the Merger (see Note 1 to the unaudited consolidated financial statements). The net impact of these items reduced operating income for the three and nine months ended September 30, 2025 by $99.4 million ($79.2 million after-tax) and $288.0 million ($240.7 million after-tax), respectively, which reduced diluted net income per share - Omnicom Group Inc. by $0.41 and $1.23, respectively.
3) EBITA is defined as earnings before interest, taxes, and amortization, principally of acquired intangible assets and internally developed strategic platform assets. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods. The effect of after-tax amortization of acquired intangible assets and internally developed strategic platform assets decreased diluted net income per share by $0.32 and $0.08 for the three months ended September 30, 2026 and 2025, respectively, and $0.93 and $0.24 for the nine months ended September 30, 2026 and 2025, respectively.
4) The effect of dispositions and assets held for sale for the three and nine months ended September 30, 2026 reduced revenue by $412.1 million and $1.6 billion, respectively.

CONSOLIDATED RESULTS OF OPERATIONS
The period-over-period change in results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Revenue	$6,422.8	$4,037.1	$2,385.7	$19,228.2	$11,743.1	$7,485.1
Operating Expenses:
Salary and service costs	4,586.4	2,921.5	1,664.9	13,939.3	8,600.4	5,338.9
Occupancy and other costs	499.3	322.7	176.6	1,531.0	963.2	567.8
Severance and repositioning costs[2]	84.7	38.6	46.1	135.8	127.4	8.4
Net (gain) loss on assets held for sale and dispositions[2]	(106.8)	—	(106.8)	(72.5)	—	(72.5)
Cost of services	5,063.6	3,282.8	1,780.8	15,533.6	9,691.0	5,842.6
Selling, general and administrative expenses[2]	200.9	163.5	37.4	634.4	451.8	182.6
Depreciation and amortization	166.6	60.7	105.9	499.8	178.4	321.4
Total Operating Expenses[2]	5,431.1	3,507.0	1,924.1	16,667.8	10,321.2	6,346.6
Operating Income[2]	991.7	530.1	461.6	2,560.4	1,421.9	1,138.5
Interest Expense	132.8	60.4	72.4	375.0	182.1	192.9
Interest Income	28.6	17.2	11.4	105.5	68.8	36.7
Income Before Income Taxes and Income From Equity Method Investments	887.5	486.9	400.6	2,290.9	1,308.6	982.3
Income Tax Expense	215.4	132.3	83.1	594.8	373.5	221.3
Income From Equity Method Investments	2.5	5.8	(3.3)	2.7	6.5	(3.8)
Net Income[2]	674.6	360.4	314.2	1,698.8	941.6	757.2
Net Income Attributed To Noncontrolling Interests	18.6	19.1	(0.5)	52.8	55.0	(2.2)
Net Income - Omnicom Group Inc.[2]	$656.0	$341.3	$314.7	$1,646.0	$886.6	$759.4
Net Income Per Share - Omnicom Group Inc.:[2,3]
Basic	$2.39	$1.76	$0.63	$5.80	$4.54	$1.26
Diluted	$2.38	$1.75	$0.63	$5.77	$4.51	$1.26

Revenue[4]	$6,422.8	$4,037.1	$2,385.7	$19,228.2	$11,743.1	$7,485.1
Operating Margin %[2]	15.4%	13.1%		13.3%	12.1%
EBITA[1,2,3,4]	$1,111.8	$551.6	$560.2	$2,915.6	$1,485.0	$1,430.6
EBITA Margin %[1,2,3,4]	17.3%	13.7%	3.6%	15.2%	12.6%	2.6%
1) Reconciliation of Non-GAAP Financial Measures on page 30.
2) For the three months ended September 30, 2026, operating expenses included $84.7 million ($63.5 million after-tax) of repositioning costs, primarily related to real estate and other exit charges, in connection with the Merger. For the nine months ended September 30, 2026, operating expenses included $135.8 million ($101.8 million after-tax) of repositioning costs, primarily related to real estate and other exit charges, as well as severance charges, in connection with the Merger. For the three and nine months ended September 30, 2026, operating expenses included $106.8 million ($69.5 million after-tax) and $72.5 million ($41.7 million after-tax), respectively, of net gains on dispositions of certain businesses in connection with the Merger (see Notes 10 and 11 to the unaudited consolidated financial statements). In addition, included in selling, general and administrative expenses for the three and nine months ended September 30, 2026, are integration related costs of $40.4 million ($13.3 million after-tax) and $139.9 million ($98.1 million after-tax), respectively, related to the Merger. The net impact of these items reduced operating income for the three and nine months ended September 30, 2026, by $18.3 million ($7.3 million after-tax) and $203.2 million ($158.2 million after-tax), respectively, which reduced diluted net income per share - Omnicom Group Inc. by $0.03 and $0.55, respectively.
For the three and nine months ended September 30, 2025, operating expenses included $38.6 million ($28.4 million after-tax) and $127.4 million ($95.7 million after-tax), respectively, of repositioning costs, primarily related to severance actions as we prepared to integrate IPG (see Note 10 to the unaudited consolidated financial statements). For the nine months ended September 30, 2025, operating expenses also reflected efficiency initiatives taken in the second quarter of 2025, primarily within Omnicom Advertising and Omnicom Production (see Note 10 to the unaudited consolidated financial statements). In addition, included in selling, general and administrative expenses for the three and nine months ended September 30, 2025, are acquisition related costs of $60.8 million ($50.8 million after-tax) and $160.6 million ($145.0 million after-tax), respectively, related to the Merger (see Note 1 to the unaudited consolidated financial statements). The net impact of these items reduced operating income for the three and nine months ended September 30, 2025 by $99.4 million ($79.2 million after-tax) and $288.0 million ($240.7 million after-tax), respectively, which reduced diluted net income per share - Omnicom Group Inc. by $0.41 and $1.23, respectively.
3) EBITA is defined as earnings before interest, taxes, and amortization, principally of acquired intangible assets and internally developed strategic platform assets. We believe EBITA is useful in evaluating the impact of amortization of acquired intangible assets and internally developed strategic platform assets on operating performance and allows for comparability between reporting periods. The effect of after-tax amortization of acquired intangible assets and internally developed strategic platform assets decreased diluted net income per share by $0.32 and $0.08 for the three months ended September 30, 2026 and 2025, respectively, and $0.93 and $0.24 for the nine months ended September 30, 2026 and 2025, respectively.
4) The effect of dispositions and assets held for sale for the three and nine months ended September 30, 2026 reduced revenue by $412.1 million and $1.6 billion, respectively.

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
Beginning in the first quarter of 2026, we realigned the classification of certain services, and prior period amounts have been reclassified to conform to the current period presentation.
The period-over-period change in revenue and constant currency growth by discipline:

	Three Months Ended September 30,
	2026		2025		2026 vs. 2025
	$	% of Revenue	$	% of Revenue	$ Change	% Constant Currency Growth
Integrated Media	3,256.0	50.7%	2,055.7	50.9%	1,200.3	58.4%
Advertising	1,011.5	15.7%	724.8	18.0%	286.7	38.5%
Public Relations	689.9	10.7%	374.2	9.3%	315.7	84.5%
Health	587.8	9.2%	325.2	8.1%	262.6	81.5%
Experiential & Other	877.6	13.7%	557.2	13.7%	320.4	58.4%
Revenue[1]	$6,422.8		$4,037.1		$2,385.7	59.1%

	Nine Months Ended September 30,
	2026		2025		2026 vs. 2025
	$	% of Revenue	$	% of Revenue	$ Change	% Constant Currency Growth
Integrated Media	9,493.8	49.4%	5,860.1	49.9%	3,633.7	59.8%
Advertising	3,150.8	16.4%	2,111.3	18.0%	1,039.5	45.6%
Public Relations	2,095.4	10.9%	1,103.4	9.4%	992.0	88.5%
Health	1,759.5	9.2%	950.1	8.1%	809.4	85.1%
Experiential & Other	2,728.7	14.1%	1,718.2	14.6%	1,010.5	57.5%
Revenue[1]	$19,228.2		$11,743.1		$7,485.1	61.7%
1) Revenue for the three and nine months ended September 30, 2026 includes amounts attributable to disposals or entities classified as held for sale, consisting of $412.1 million and $1.6 billion, respectively.
For the three months ended September 30, 2026, revenue increased $2.4 billion across our disciplines as follows year-over-year and was primarily driven by the acquisition of IPG: Integrated Media, $1.2 billion, Advertising, $286.7 million, Public Relations, $315.7 million, Health, $262.6 million, and Experiential & Other, $320.4 million. Constant currency growth was $2.4 billion, or 59.1%, compared to the prior-year period.
For the nine months ended September 30, 2026, revenue increased $7.5 billion across our disciplines as follows year-over-year and was primarily driven by the acquisition of IPG: Integrated Media, $3.6 billion, Advertising, $1.0 billion, Public Relations, $992.0 million, Health, $809.4 million, and Experiential & Other, $1.0 billion. Constant currency growth was $7.2 billion, or 61.7%, compared to the prior-year period. Changes in foreign currency exchange rates period-over-period increased revenue $243.5 million, or 2.1%. The increase in revenue from foreign exchange translation was primarily related to the strengthening of most currencies, as discussed in revenue by geography below.

Revenue by Geography
The period-over-period change in revenue and constant currency growth in our geographic markets:

	Three Months Ended September 30,
	2026		2025		2026 vs. 2025
	$	% of Revenue	$	% of Revenue	$ Change	% Constant Currency Growth
Americas:
North America	$3,966.1	61.8%	$2,245.3	55.6%	$1,720.8	76.8%
Latin America	238.2	3.7%	126.4	3.1%	111.8	73.7%
EMEA:
Europe	1,452.0	22.6%	1,135.4	28.1%	316.6	29.9%
Middle East and Africa	160.0	2.5%	67.4	1.7%	92.6	129.0%
Asia-Pacific	606.5	9.5%	462.6	11.5%	143.9	30.6%
Revenue[1]	$6,422.8		$4,037.1		$2,385.7	59.1%

	Nine Months Ended September 30,
	2026		2025		2026 vs. 2025
	$	% of Revenue	$	% of Revenue	$ Change	% Constant Currency Growth
Americas:
North America	$11,842.0	61.6%	$6,566.5	55.9%	$5,275.5	80.2%
Latin America	682.8	3.6%	337.4	2.9%	345.4	85.3%
EMEA:
Europe	4,478.6	23.3%	3,296.7	28.1%	1,181.9	31.9%
Middle East and Africa	445.9	2.3%	204.4	1.7%	241.5	107.9%
Asia-Pacific	1,778.9	9.2%	1,338.1	11.4%	440.8	30.7%
Revenue[1]	$19,228.2		$11,743.1		$7,485.1	61.7%
1) Revenue for the three and nine months ended September 30, 2026 includes amounts attributable to disposals or entities classified as held for sale, consisting of $412.1 million and $1.6 billion, respectively.
Worldwide revenue increased across our geographic markets for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, as follows, and was primarily driven by the acquisition of IPG: North America, $1.7 billion, Latin America, $111.8 million, Europe, $316.6 million, Middle East and Africa, $92.6 million, and Asia-Pacific, $143.9 million.
Worldwide revenue increased across our geographic markets for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, as follows, and was primarily driven by the acquisition of IPG: North America, $5.3 billion, Latin America, $345.4 million, Europe, $1.2 billion, Middle East and Africa, $241.5 million, and Asia-Pacific, $440.8 million.
North America
In North America, constant currency growth for the three and nine months ended September 30, 2026, compared to the prior year periods, was primarily driven by the Merger and strong performance in the United States. North America's share of consolidated revenue increased as a result of the Merger.
Latin America
In Latin America, constant currency growth for the three and nine months ended September 30, 2026, compared to the prior year periods, was led by our Integrated Media and Advertising disciplines, including the impact of the Merger, with Public Relations also contributing to growth for the nine-month period. Growth occurred across all countries in the region. Foreign currency exchange rate changes increased revenue for the three and nine months ended September 30, 2026 compared to the prior year periods, primarily as a result of the strengthening of the Brazilian Real, Mexican Peso and Colombian Peso against the U.S. Dollar.
EMEA
In Europe, compared to the prior year periods, constant currency growth for the three and nine months ended September 30, 2026, was primarily due to the acquisition of IPG. Foreign currency exchange rate changes decreased revenue for the three months ended September 30, 2026, primarily as a result of the weakening of the Euro and the British Pound against the U.S. Dollar period-

over-period. Foreign currency exchange rate changes increased revenue for the nine months ended September 30, 2026, primarily as a result of the strengthening of the Euro and the British Pound against the U.S. Dollar period-over-period. EMEA's share of consolidated revenue decreased as a result of the Merger.
In the U.K., constant currency growth for the three and nine months ended September 30, 2026, was 34.7% and 37.5%, respectively, compared to the prior year periods, primarily due to the Merger. The U.K. represented 9.5% and 9.4% of our revenue for the three and nine months ended September 30, 2026, respectively, compared to 11.3% and 10.9% for the corresponding prior year periods.
In Continental Europe, which includes the Euro Zone and the other European countries, constant currency growth was 26.7% and 28.3% for the three and nine months ended September 30, 2026, respectively, primarily due to the Merger. Foreign currency exchange rate changes decreased revenue by 3.0% for the three months ended September 30, 2026, primarily as a result of the weakening of the Euro against the U.S. Dollar period-over-period. Foreign currency exchange rate changes increased revenue by 4.4% for the nine months ended September 30, 2026, primarily as a result of the strengthening of the Euro against the U.S. Dollar period-over-period.
In the Middle East and Africa, constant currency growth was 129.0% and 107.9% for the three and nine months ended September 30, 2026, respectively, primarily due to the Merger, with growth across all countries in the region.
Asia-Pacific
In Asia-Pacific, constant currency growth for the three and nine months ended September 30, 2026, was driven primarily by the Merger and strong regional performance. Foreign currency exchange rate changes increased revenue by 0.5% and 2.2% for the three and nine months ended September 30, 2026, respectively, primarily as a result of the strengthening of the Australian Dollar and Chinese Renminbi against the U.S. Dollar, partially offset by the weakening of the Japanese Yen and Indian Rupee against the U.S. Dollar. Asia-Pacific's share of consolidated revenue decreased as a result of the Merger.
Revenue by Industry
Revenue by type of client industry sector:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pharmaceuticals and Health	18%	16%	19%	15%
Food and Beverage	14%	15%	13%	15%
Auto	10%	13%	10%	13%
Financial Services	10%	8%	10%	8%
Consumer Products	9%	10%	9%	9%
Retail	8%	7%	8%	7%
Technology	9%	8%	8%	8%
Travel and Entertainment	7%	8%	7%	8%
Services	3%	3%	3%	3%
Government	3%	3%	3%	4%
Telecommunications	3%	3%	3%	3%
Oil, Gas and Utilities	2%	2%	2%	2%
Not-for-Profit	1%	1%	1%	1%
Education	1%	1%	1%	1%
Other	2%	2%	3%	3%
Total	100%	100%	100%	100%

Operating Expenses
The period-over-period change in operating expenses:

	Three Months Ended September 30,
	2026		2025		2026 vs. 2025
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$6,422.8		$4,037.1		$2,385.7	59.1%
Operating Expenses:
Salary and service costs:
Salary and related costs	2,866.7	44.6%	1,778.5	44.1%	1,088.2	61.2%
Third-party service costs	1,508.0	23.5%	955.6	23.7%	552.4	57.8%
Third-party incidental costs	211.7	3.3%	187.4	4.6%	24.3	13.0%
Total salary and service costs	4,586.4	71.4%	2,921.5	72.4%	1,664.9	57.0%
Occupancy and other costs	499.3	7.8%	322.7	8.0%	176.6	54.7%
Net (gain) loss on assets held for sale and dispositions	(106.8)	(1.7)%	—	—%	(106.8)	—%
Severance and repositioning costs	84.7	1.3%	38.6	1.0%	46.1	119.4%
Cost of services	5,063.6		3,282.8		1,780.8	54.2%
Selling, general and administrative expenses	200.9	3.1%	163.5	4.0%	37.4	22.9%
Depreciation and amortization	166.6	2.7%	60.7	1.5%	105.9	174.5%
Total Operating Expenses	5,431.1	84.6%	3,507.0	86.9%	1,924.1	54.9%
Operating Income	$991.7	15.4%	$530.1	13.1%	$461.6	87.1%

	Nine Months Ended September 30,
	2026		2025		2026 vs. 2025
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$19,228.2		$11,743.1		$7,485.1	63.7%
Operating Expenses:
Salary and service costs:
Salary and related costs	8,894.9	46.3%	5,386.8	45.9%	3,508.1	65.1%
Third-party service costs	4,396.1	22.9%	2,670.8	22.7%	1,725.3	64.6%
Third-party incidental costs	648.3	3.4%	542.8	4.6%	105.5	19.4%
Total salary and service costs	13,939.3	72.5%	8,600.4	73.2%	5,338.9	62.1%
Occupancy and other costs	1,531.0	8.0%	963.2	8.2%	567.8	58.9%
Net (gain) loss on assets held for sale and dispositions	(72.5)	(0.4)%	—	—%	(72.5)	—%
Severance and repositioning costs	135.8	0.7%	127.4	1.1%	8.4	6.6%
Cost of services	15,533.6		9,691.0		5,842.6	60.3%
Selling, general and administrative expenses	634.4	3.3%	451.8	3.8%	182.6	40.4%
Depreciation and amortization	499.8	2.6%	178.4	1.5%	321.4	180.2%
Total operating expenses	16,667.8	86.7%	10,321.2	87.9%	6,346.6	61.5%
Operating Income	$2,560.4	13.3%	$1,421.9	12.1%	$1,138.5	80.1%
We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up a significant portion of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor, third-party service costs, and third-party incidental costs. Third-party service costs include vendor costs when we act as principal in providing services to our clients. Third-party incidental costs that are required to be included in revenue primarily consist of client-related travel and incidental out-of-pocket costs that are billed back to the client directly at our cost. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses. Adverse and beneficial fluctuations in foreign currency exchange rates from period to period impact our results of operations and financial condition when we translate our financial statements from local foreign currency exchange rates to the U.S. Dollar. However, substantially all of our foreign operations transact business in their local currency, mitigating the impact of changes in foreign currency exchange rates on our operating margin percentage. As a result, the changes in our operating expenses period-over-period from foreign currency translation were in line with the percentage impact from changes in foreign currencies on revenue for the three and nine months ended September 30, 2026.
Operating expenses for the three months ended September 30, 2026 increased $1.9 billion, or 54.9%, to $5.4 billion from $3.5 billion, compared to the prior year period, primarily due to the acquisition of IPG. Included in operating expenses for the three months ended September 30, 2026 are $84.7 million ($63.5 million after-tax) of repositioning costs, primarily related to real estate and other exit charges. In addition, we incurred integration costs related to the acquisition of IPG of $40.4 million ($13.3 million after-tax), which are included in selling, general and administrative expenses (see Note 5 to the consolidated financial statements). Operating expenses for the three months ended September 30, 2026 were offset by a $106.8 million net gain ($69.5 million after-tax) on business dispositions. Included in selling, general and administrative expenses for the three months ended September 30, 2025 are acquisition related costs of $60.8 million ($50.8 million after-tax) related to the Merger (see Note 1 to the consolidated financial statements). Included in operating expenses for the three months ended September 30, 2025 are $38.6 million ($28.4 million after-tax) of repositioning costs, primarily related to severance as we prepared to integrate IPG (see Note 10 to the consolidated financial statements).
Operating expenses for the nine months ended September 30, 2026 increased $6.3 billion, or 61.5%, to $16.7 billion from $10.3 billion, compared to the prior year period, primarily due to the acquisition of IPG. Included in operating expenses for the nine months ended September 30, 2026 are $135.8 million ($101.8 million after-tax) of repositioning costs, primarily related to real estate and other exit charges, as well as severance. In addition, we incurred integration costs related to the acquisition of IPG of $139.9 million ($98.1 million after-tax) which are included in selling, general and administrative expenses (see Note 5 to the consolidated financial statements). Operating expenses for the nine months ended September 30, 2026 were partially offset by a $72.5 million net gain ($41.7 million after-tax) on business dispositions. Included in selling, general and administrative expenses for the nine months ended September 30, 2025 are acquisition related costs of $160.6 million ($145.0 million after-tax) related to the Merger (see Note 1 to the consolidated financial statements). Included in operating expenses for the nine months ended September 30, 2025 are $127.4 million ($95.7 million after-tax) of repositioning costs, related to severance actions as we prepared to integrate IPG, as well as efficiency initiatives taken in the second quarter of 2025, primarily within Omnicom Advertising and Omnicom Production (see Note 10 to the consolidated financial statements).
Operating Expenses - Salary and Service Costs
Salary and service costs, which tend to fluctuate with changes in revenue, are comprised of salary and related costs, third-party service costs, and third-party incidental costs.
Salary and service costs for the three months ended September 30, 2026 increased $1.7 billion, or 57.0%, to $4.6 billion, compared to the prior year period. Salary and related costs for the three months ended September 30, 2026 increased $1.1 billion, or 61.2%, to $2.9 billion, primarily due to our acquisition of IPG. As a percentage of revenue, salary and related costs were relatively flat compared to the prior year period. We expect these costs to be in-line as a percentage of revenue year-over-year as we realize operational efficiencies and advance the integration of our operations with IPG. Third-party service costs for the three months ended September 30, 2026 increased $552.4 million, or 57.8%, to $1.5 billion, primarily as a result of the IPG acquisition, as well as constant currency growth in our Integrated Media discipline. Third-party incidental costs for the three months ended September 30, 2026 increased $24.3 million, or 13.0%, to $211.7 million, primarily due to revenue growth and our acquisition of IPG.
Salary and service costs for the nine months ended September 30, 2026 increased $5.3 billion, or 62.1%, to $13.9 billion, compared to the prior year period. Salary and related costs for the nine months ended September 30, 2026 increased $3.5 billion, or 65.1%, to $8.9 billion, primarily due to our acquisition of IPG. As a percentage of revenue, salary and related costs were relatively flat compared to the prior year period. We expect these costs to be in-line as a percentage of revenue year-over-year as we realize operational efficiencies and advance the integration of our operations with IPG. Third-party service costs for the nine months ended September 30, 2026 increased $1.7 billion, or 64.6%, to $4.4 billion, primarily as a result of the IPG acquisition, as well as constant currency growth in our Integrated Media discipline. Third-party incidental costs for the nine months ended September 30, 2026 increased $105.5 million, or 19.4%, to $648.3 million, primarily due to revenue growth and our acquisition of IPG.
Operating Expenses - Occupancy and Other Costs
Occupancy and other costs for the three and nine months ended September 30, 2026, which are less directly linked to changes in revenue than salary and service costs, increased by $176.6 million, or 54.7%, to $499.3 million and increased by $567.8 million, or 58.9%, to $1.5 billion, respectively, primarily due to the additional real estate footprint from the IPG acquisition. As a percentage of revenue, occupancy and other costs were relatively flat compared to the prior year period. Real estate repositioning charges did not have a material impact on occupancy and other costs for the three and nine months ended September 30, 2026, but are expected to result in lower costs in the future.

Operating Expenses - Selling, General & Administrative ("SG&A") Expenses
SG&A expenses primarily consist of third-party marketing costs, professional fees, compensation and benefits and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.
SG&A expenses increased by $37.4 million and $182.6 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to the acquisition of IPG. SG&A expenses included integration and acquisition-related costs of $40.4 million ($13.3 million after-tax) and acquisition-related costs of $60.8 million ($50.8 million after-tax) for the three months ended September 30, 2026 and September 30, 2025, respectively. SG&A expenses included integration and acquisition-related costs of $139.9 million ($98.1 million after-tax) and acquisition-related costs of $160.6 million ($145.0 million after-tax) for the nine months ended September 30, 2026 and September 30, 2025, respectively (see Note 1 to the unaudited consolidated financial statements).
Operating Income
Operating income for the three months ended September 30, 2026 increased $461.6 million to $991.7 million, and operating margin increased to 15.4% from 13.1% compared to the same period in 2025 due to factors discussed above. Amortization expense for the three months ended September 30, 2026 increased by $98.6 million to $120.1 million, primarily related to the Merger, which decreased operating income and margin. EBITA for the three months ended September 30, 2026 increased $560.2 million to $1.1 billion, and EBITA margin increased to 17.3% from 13.7%. Integration related costs related to the Merger, severance and other repositioning costs recorded in the third quarter of 2026 and the net gain on business dispositions (see Notes 1, 10 and 11 to the consolidated financial statements) reduced both operating income and EBITA by $18.3 million, and reduced both operating margin and EBITA margin by 0.3%. Acquisition related costs and repositioning costs recorded in the third quarter of 2025 reduced both operating income and EBITA by $99.4 million, and reduced both operating margin and EBITA margin by 2.5%.
Operating income for the nine months ended September 30, 2026 increased $1.1 billion to $2.6 billion, and operating margin increased to 13.3% from 12.1% compared to the same period in 2025 due to factors discussed above. Amortization expense for the nine months ended September 30, 2026 increased by $292.1 million to $355.2 million, primarily related to the Merger, which decreased operating income and operating income margin. EBITA for the nine months ended September 30, 2026 increased $1.4 billion to $2.9 billion, and EBITA margin increased to 15.2% from 12.6%. Integration related costs related to the Merger, severance and other repositioning costs recorded and the net gain on business dispositions (see Notes 1, 10 and 11 to the consolidated financial statements) reduced both operating income and EBITA by $203.2 million, and reduced both operating margin and EBITA margin by approximately 1.0%. Acquisition related costs and repositioning costs for the nine months ended September 30, 2025 (see Notes 1 and 10 to the consolidated financial statements) reduced both operating income and EBITA by $288.0 million, and reduced both operating margin and EBITA margin by 2.5% for the nine-month period.
Net Interest Expense
Net interest expense for the three months ended September 30, 2026 increased $61.0 million period-over-period to $104.2 million. Interest expense on debt for the three months ended September 30, 2026 increased $70.1 million period-over-period to $126.3 million, due to higher average long-term debt balances resulting primarily from the assumption of IPG’s long-term debt following the Merger, as well as refinancing activities completed during the first quarter of 2026, which resulted in approximately $1 billion of incremental long-term debt. Interest income in the three months ended September 30, 2026 increased $11.4 million to $28.6 million, primarily due to higher average cash balances.
Net interest expense for the nine months ended September 30, 2026 increased $156.2 million period-over-period to $269.5 million. Interest expense on debt for the nine months ended September 30, 2026 increased $189.1 million period-over-period to $360.2 million, due to higher average long-term debt balances resulting primarily from the assumption of IPG’s long-term debt following the Merger, as well as refinancing activities completed during the first quarter of 2026, which resulted in approximately $1 billion of incremental long-term debt. Interest income in the nine months ended September 30, 2026 increased $36.7 million to $105.5 million, primarily due to higher average cash balances.
Income Taxes
Our effective tax rate for the nine months ended September 30, 2026 was 26.0% compared to 28.5% for the nine months ended September 30, 2025. The 2026 effective tax rate included the impact of favorable settlements of uncertain tax positions. The effective tax rates for both 2026 and 2025 reflect the impact of the lower tax benefit associated with severance and repositioning charges and IPG acquisition related costs.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States, which contains a broad range of tax reform provisions affecting businesses. The legislation did not have a material impact on our financial statements.

Net Income and Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the three months ended September 30, 2026 increased $314.7 million to $656.0 million from $341.3 million. The period-over-period increase is due to the Merger and the factors described above. Diluted net income per share - Omnicom Group Inc. increased to $2.38 in the three months ended September 30, 2026, from $1.75 in the three months ended September 30, 2025, based on the factors described above. This was impacted by the increase in our weighted average shares of common stock outstanding due to the issuance of shares for the IPG acquisition, partially offset by net share repurchases, including shares purchased pursuant to the accelerated share repurchase agreement. For the three months ended September 30, 2026, the impact of integration related costs, severance and other repositioning costs and the net gain on business dispositions (see Notes 1, 10 and 11 to the unaudited consolidated financial statements) reduced net income - Omnicom Group Inc. by $7.3 million and diluted net income per share - Omnicom Group Inc. by $0.03. For the three months ended September 30, 2025, acquisition related costs and repositioning costs reduced net income - Omnicom Group Inc. by $79.2 million and diluted net income per share - Omnicom Group Inc. by $0.41.
Net income - Omnicom Group Inc. in the nine months ended September 30, 2026 increased $759.4 million to $1.6 billion from $886.6 million. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased to $5.77 in the nine months ended September 30, 2026, from $4.51 in the nine months ended September 30, 2025, based on the factors described above. This was impacted by the increase in our weighted average shares of common stock outstanding due to the issuance of shares for the IPG acquisition, partially offset by net share repurchases, including shares purchased pursuant to the accelerated stock repurchase agreement. For the nine months ended September 30, 2026, the impact of integration related costs, severance and other repositioning costs and the net gain on business dispositions (see Notes 1, 10 and 11 to the unaudited consolidated financial statements) reduced net income - Omnicom Group Inc. by $158.2 million and diluted net income per share - Omnicom Group Inc. by $0.55. For the nine months ended September 30, 2025, the net impact of acquisition related costs and repositioning costs reduced net income - Omnicom Group Inc. by $240.7 million and diluted net income per share - Omnicom Group Inc. by $1.23.
The effect of after-tax amortization, principally from acquired intangible assets and internally developed strategic platform assets, decreased diluted net income per share by $0.32 and $0.08 for the three months ended September 30, 2026 and 2025, respectively, and $0.93 and $0.24 for the nine months ended September 30, 2026 and 2025, respectively.
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

Reconciliation of Non-GAAP Financial Measures
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income - Omnicom Group Inc.	$656.0	$341.3	$1,646.0	$886.6
Net Income Attributed To Noncontrolling Interests	18.6	19.1	52.8	55.0
Net Income	674.6	360.4	1,698.8	941.6
Income From Equity Method Investments	2.5	5.8	2.7	6.5
Income Tax Expense	215.4	132.3	594.8	373.5
Income Before Income Taxes and Income From Equity Method Investments	887.5	486.9	2,290.9	1,308.6
Interest Expense	132.8	60.4	375.0	182.1
Interest Income	28.6	17.2	105.5	68.8
Operating Income	991.7	530.1	2,560.4	1,421.9
Add back: Amortization principally from acquired intangible assets and internally developed strategic platform assets	120.1	21.5	355.2	63.1
EBITA	$1,111.8	$551.6	$2,915.6	$1,485.0

Revenue	$6,422.8	$4,037.1	$19,228.2	$11,743.1
EBITA	$1,111.8	$551.6	$2,915.6	$1,485.0
EBITA Margin	17.3%	13.7%	15.2%	12.6%

LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
The primary sources of our short-term liquidity are net cash provided by operating activities and cash and cash equivalents. Additional liquidity sources include our $3.5 billion unsecured multi-currency revolving credit facility (the "Credit Facility"), terminating on November 26, 2030, the ability to issue up to $3 billion of U.S. Dollar denominated commercial paper and issue up to the equivalent of $500 million in British Pounds or Euro under a Euro commercial paper program, and access to the capital markets. In addition, certain of our subsidiaries have uncommitted credit lines that are guaranteed by Omnicom, aggregating approximately $1.0 billion. Our liquidity sources fund our non-discretionary cash requirements and our discretionary spending.
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
Cash flows from operating, investing, and financing activities, as reflected in our Consolidated Statement of Cash Flows, is summarized in the following table:

	Nine Months Ended September 30,
	2026	2025	Change
Net Cash Provided By (Used In) Operating Activities	$37.8	(99.2)	137.0
Net Cash Provided By (Used In) Investing Activities	$234.0	(60.8)	294.8
Net Cash (Used In) Financing Activities	$(3,299.0)	(907.5)	(2,391.5)
Effect of foreign exchange rate changes on cash and cash equivalents	$(57.5)	134.6
Net Increase (Decrease) in cash and cash equivalents	$(3,084.7)	(932.9)

•Operating Activities - The $137.0 million increase in net cash provided by operating activities from the prior year period was primarily attributable to an increase in net income, which reflects the inclusion of IPG's results for the nine months ended September 30, 2026.
•Investing Activities - The $294.8 million increase in net cash provided by investing activities from the prior year period was primarily attributable to proceeds from the disposition of a subsidiary.
•Financing Activities - The $2,391.5 million increase in net cash used in financing activities from the prior year period was primarily attributable to increases in purchases of common stock, including shares repurchased pursuant to the accelerated share repurchase program, partially offset by higher proceeds from net borrowings.
Cash and cash equivalents decreased $3.1 billion from December 31, 2025. During the first nine months of 2026, cash provided by operating activities was $37.8 million, which included the use for operating capital of $2.3 billion, primarily related to our typical working capital cycle. Discretionary spending for the first nine months of 2026 was $4.4 billion, compared to $963.5 million for the first nine months of 2025. Discretionary spending for the first nine months of 2026 primarily related to repurchases of our common stock, including shares purchased pursuant to the accelerated share repurchase program, of $3,165.3 million, net of proceeds from vesting of restricted stock awards and related tax benefits. Discretionary spending also included capital expenditures of $172.8 million, dividends paid to common shareholders of $703.3 million, and dividends paid to shareholders of noncontrolling interests of $60.2 million. The acquisitions of businesses, net of cash acquired, and additional shares of noncontrolling interests, as well as payment of contingent purchase price obligations was $303.5 million. Based on past performance and current expectations, we believe that net cash provided by operating activities and cash and cash equivalents will be sufficient to meet our non-discretionary cash requirements for the next twelve months. In addition, and over the longer term, our Credit Facility and access to capital markets are available to fund our working capital, contractual obligations and discretionary spending, including share repurchases.
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
At September 30, 2026, our foreign subsidiaries held approximately $2.2 billion of our total cash and cash equivalents of $3.8 billion. Substantially all of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
As of September 30, 2026, our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents, increased $4.0 billion to $6.2 billion from December 31, 2025. The increase in net debt primarily resulted from the issuance of our $400 million aggregate principal amount of 4.200% Senior Notes due 2029, $700 million aggregate principal amount of 5.000% Senior Notes due 2033 and $600 million aggregate principal amount of 5.300% Senior Notes due 2036, as well as the issuance of our €600 million aggregate principal amount of 3.850% Senior Notes due 2034. We used some of the proceeds to pay down our $1.4 billion 3.600% Senior Notes due 2026. Net debt was also impacted by cash provided by operating activities of $37.8 million, which included the use for operating capital of $2.3 billion, primarily related to our typical working capital requirements during the period and other non-discretionary and discretionary spending of $4.4 billion, as discussed above.

Net debt:

	September 30, 2026	December 31, 2025	September 30, 2025
Short-term debt	$60.5	$62.0	$24.1
Long-term debt, including current portion	9,957.8	9,054.5	6,275.2
Total debt	10,018.3	9,116.5	6,299.3
Less: Cash and cash equivalents	3,796.4	6,881.1	3,406.5
Net debt	$6,221.9	$2,235.4	$2,892.8
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
Omnicom has fully and unconditionally guaranteed the obligations of Omnicom Capital Holdings plc ("OCH"), a U.K.-based wholly owned subsidiary of Omnicom, with respect to the £325 million aggregate principal amount of 2.250% Senior Notes due 2033 (the "Sterling Notes"). OCH’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, providing funding for various operating companies in EMEA, Australia, and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom or OCH to obtain funds from their subsidiaries through dividends, loans, or advances. The Sterling Notes and the related guarantee are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OCH and Omnicom, respectively.
The Credit Facility has a financial covenant that requires us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges) of no more than 3.5 times for the most recently ended 12-month period. At September 30, 2026, we were in compliance with this covenant as our Leverage Ratio, computed in accordance with the terms of the facility, was 2.3 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At September 30, 2026, our long-term and short-term debt was rated BBB+ and A-2 by S&P and Baa1 and P-2 by Moody’s. Our access to the commercial paper market and the cost of any issuances are affected by market conditions and our credit ratings. The long-term debt indentures and the Credit Facility do not contain provisions that require acceleration of cash payments in the event of a downgrade in our credit ratings.
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
We have the ability to fund our day-to-day liquidity, including working capital, by issuing commercial paper or borrowing under the Credit Facility. During the three and nine months ended September 30, 2026, there were no drawings under the Credit

Facility and no commercial paper issuances outstanding at quarter-end; however, commercial paper was issued and repaid during the period as described below. There were no draws under the Credit Facility or commercial paper issuances during the three and nine months ended September 30, 2025.
Commercial paper activity was (dollars in millions):

	Three Months Ended September 30,
	2026	2025
Average amount outstanding during the quarter	$436.4	$—
Maximum amount outstanding during the quarter	$730.0	$—

Amount outstanding at the end of the quarter	$—	$—
Weighted average maturity days	25.8	—
Weighted average interest rate	3.99%	—%

	Nine Months Ended September 30,
	2026	2025
Average amount outstanding during the period	$244.7	$—
Maximum amount outstanding during the period	$730.0	$—

Amount outstanding at the end of the period	$—	$—
Weighted average maturity days	23.8	—
Weighted average interest rate	3.95%	—%
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
Credit Risk
We provide marketing and communications services to several thousand clients that operate in nearly every sector of the global economy, and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk, as our largest client represented 1.8% of revenue for the twelve months ended September 30, 2026. However, during periods of economic downturn, the credit profiles of our clients could change.
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
We evaluate goodwill for impairment annually at May 1 each year and whenever events or circumstances indicate the carrying value may not be recoverable. Under the Financial Accounting Standards Board's ("FASB") ASC Topic 350, Intangibles - Goodwill and Other, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value (Step 0) or proceeding directly to the quantitative goodwill impairment test. While there were no trigger events that required us to perform a quantitative test, we performed the annual quantitative impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. Beginning in December of 2025, we integrated the newly acquired IPG businesses into our existing networks. We identified our regional reporting units as components of our operating segments, which are our four global agency networks. The regional reporting units and connected capabilities monitor performance and are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our key client matrix organization structure for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and in FASB ASC Topic 350. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, and the employees share similar skill sets. The main economic components of each agency are employee compensation and related costs, and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our virtual client network strategy.
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
In applying the income approach, we use estimates to derive the discounted expected cash flows ("DCF") for each reporting unit that serves as the basis of our valuation. These estimates and assumptions include revenue growth and operating margin, EBITDA, tax rates, capital expenditures, weighted average cost of capital and related discount rates and expected long-term cash flow growth rates. All of these estimates and assumptions are affected by conditions specific to our businesses, economic conditions related to the industry we operate in, as well as conditions in the global economy. The assumptions that have the most significant effect on our valuations derived using a DCF methodology are: (1) the expected long-term growth rate of our reporting units' cash flows and (2) the weighted average cost of capital ("WACC") for each reporting unit.
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
When performing the annual impairment test as of May 1, 2026 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions in 2026. There were no events through September 30, 2026 that would change our impairment assessments.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We manage our exposure to foreign exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We use net investment hedges to manage the volatility of foreign exchange rates on the investment in our foreign subsidiaries. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the credit risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors. Our 2025 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2025 10-K. Note 15 to the unaudited consolidated financial statements provides a discussion of our foreign currency derivatives and cross currency swaps as of September 30, 2026.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2026, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of September 30, 2026. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value (in Millions) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2026	2,194,658	$80.84	1,927,223	2,144
August 1 - August 31, 2026	552,538	81.28	545,388	2,100
September 1 - September 30, 2026	—	—	—	—
Total	2,747,196	$80.93	2,472,611
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
During the three months ended September 30, 2026, we purchased 2,472,611 shares under the accelerated share repurchase program and under a plan meeting the requirements of Rule 10b5-1 under the Exchange Act. Additionally, we withheld 274,585 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards and stock option exercises. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date. There were no unregistered sales of equity securities during the three months ended September 30, 2026.
Item 5. Other Information
During the quarter ended September 30, 2026, none of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

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

OMNICOM GROUP INC.
Date:	October 23, 2026	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)